Form 10-Q
period 1996-06-30
SAVANNAH BANCORP INC
filed 1996-08-02
CIK 860519

             ======================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q

                  (Mark one)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                       or
             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________  to  ____________

                         Commission file number 0-18560


                           The Savannah Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Georgia                             58-1861820
  -------------------------------                  -----------------
  (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                  Identification No.)

                     25 Bull Street, Savannah, GA    31401
             -----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                                  912-651-8200
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
            -------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X       No
                                                   ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

1,134,208 shares of Common Stock, $1.00 par value per share

             ======================================================

                           THE SAVANNAH BANCORP, INC.
                                FORM 10-Q INDEX
                                 JUNE 30, 1996

                                                                         Page
PART I - FINANCIAL INFORMATION                                           ----


 Item 1.  Financial Statements
       Consolidated Balance Sheets - June 30, 1996 and December 31, 1995  2
       Consolidated Statements of Income
              For the Six Months Ended June 30, 1996 and 1995             3
       Consolidated Statements of Changes in Shareholders' Equity         4
              For the Six Months Ended June 30, 1996 and 1995
       Consolidated Statements of Cash Flows                              5
              For the Six Months Ended June 30, 1996 and 1995
       Condensed Notes to Consolidated Financial Statements               6
 Item 2.  Management's Discussion and Analysis of  Financial Condition
        and Results of Operations                                         7-10


 PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings                                              11
 Item 2.   Changes in Securities                                          11
 Item 3.   Defaults upon Senior Securities                                11
 Item 4.   Submission of Matters to a Vote of Security Holders            11
 Item 5.   Other Information                                              11
 Item 6.   Exhibits or Reports on Form 8-K                                11
 Signatures                                                               11

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                  (Unaudited)

                                                                  June 30,      December 31,
                                                                    1996           1995
                                                                  ----------    ------------
ASSETS
Cash and due from banks                                           $  5,610       $  4,459
Federal funds sold                                                   7,835          6,779
Investment securities- available for sale:
   U. S. Treasury Securities (amortized cost of
   $17,261 in 1996 and $13,036 in 1995)                             17,130         13,279
   Other taxable investments (amortized cost of
   $9,957 in 1996 and $10,337 in 1995)                               9,781         10,418
   State and municipal investments (amortized cost of
   $2,445 in 1996 and $2,025 in 1995)                                2,464          2,106
                                                                  --------       --------
   Total investment securities-available for sale                   29,375         25,803
Loans                                                               80,763         75,827
Less allowance for loan losses                                      (1,170)        (1,061)
                                                                  --------       --------
   Net loans                                                        79,593         74,766
Premises and equipment, net                                          2,427          2,007
Other assets                                                         1,659          1,274
                                                                  --------       --------
   TOTAL ASSETS                                                   $126,499       $115,088
                                                                  ========       ========
LIABILITIES
Deposits:
   Non-interest bearing demand                                    $ 18,102       $ 15,674
   Interest-bearing demand                                          21,994         17,302
   Savings                                                           3,097          3,039
   Money market accounts                                            15,383         13,651
   Time, $100,000 and over                                          20,684         19,267
   Other time deposits                                              33,568         30,614
                                                                  --------       --------
   Total deposits                                                  112,828         99,547
Federal funds purchased and securities sold under
   agreements to repurchase                                            440          1,993
Other liabilities                                                      887          1,385
                                                                  --------       --------
   TOTAL LIABILITIES                                               114,155        102,925
                                                                  --------       --------
SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share:  authorized
    20,000,000 shares; issued 1,188,408 in 1996 and 1995             1,188          1,188
  Preferred stock, par value $1 per share:  authorized
     10,000,000 shares, none issued                                      0              0
  Capital surplus                                                    9,519          9,519
  Retained earnings                                                  2,370          1,759
  Treasury stock, at cost, 54,200 shares
    in 1996 and 1995                                                  (554)          (554)
  Net unrealized gains (losses) on
    available for sale securities                                     (179)           251
                                                                  --------       --------
   TOTAL SHAREHOLDERS' EQUITY                                       12,344         12,163
                                                                  --------       --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $126,499       $115,088
                                                                  ========       ========

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (Unaudited)

                                              For the Quarter Ended       For the Six  Months Ended
                                                     June 30,                     June 30,
                                              ---------------------        ---------------------
                                                  1996      1995               1996         1995
                                              --------    ---------        --------    ----------
INTEREST INCOME
Loans (includes loan fees)                      $1,801    $1,641             $3,549       $3,120
Investment securities                              459       298                876          597
Federal funds sold                                 124       123                207          202
                                                ------    ------             ------       ------
   Total  interest income                        2,384     2,062              4,632        3,919
                                                ------    ------             ------       ------
INTEREST EXPENSE
Deposits                                         1,102       932              2,153        1,720
Other short-term borrowings                          8         7                 29           11
                                                ------    ------             ------       ------
   Total interest expense                        1,110       939              2,182        1,731
                                                ------    ------             ------       ------
NET INTEREST INCOME                              1,274     1,123              2,450        2,188
Provision for loan losses                           60        40                120          100
                                                ------    ------             ------       ------
Net interest income after
  provision for loan losses                      1,214     1,083              2,330        2,088
                                                ------    ------             ------       ------
OTHER INCOME
Service charges on deposit accounts                100        86                185          169
Mortgage origination fees                           54        45                107           69
Other income                                        21        18                 33           26
                                                ------    ------             ------       ------
   Total other operating revenues                  175       149                325          264
Losses on sale of securities                         0         0                  0          (80)
                                                ------    ------             ------       ------
   Total other income                              175       149                325          184
                                                ------    ------             ------       ------
OTHER EXPENSE
Salaries and employee benefits                     418       363                829          710
Occupancy expense                                   76        58                150          114
Equipment expense                                   58        50                119           98
Other operating expenses                           265       259                508          496
                                                ------    ------             ------       ------
   Total other expense                             817       730              1,606        1,418
                                                ------    ------             ------       ------
Income before provision for income taxes           572       502              1,049          854
Provision for income taxes                         205       183                376          312
                                                ------    ------             ------       ------
NET INCOME                                      $  367    $  319             $  673       $  542
                                                ======    ======             ======       ======
NET INCOME PER SHARE                            $ 0.31    $ 0.28             $ 0.57       $ 0.47
                                                ======    ======             ======       ======


See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (dollars in thousands)
                                  (Unaudited)

                                                                                                NET
                                                                                             UNREALIZED
                                                                                             SECURITIES
                                                      COMMON   CAPITAL    RETAINED TREASURY GAINS (LOSSES),
                                       SHARES         STOCK     SURPLUS   EARNINGS  STOCK    NET OF TAX     TOTAL
                                       ------         -------  ---------  -------- -------- -------------- -------
FOR THE SIX MONTHS
ENDED JUNE 30, 1995

Balance, December 31, 1994                594,204       $594    $10,113      $669    ($206)       ($312)   $10,858

Cash dividends - $.05 per share                 -          -          -       (57)       -            -        (57)

Change in unrealized gains
(losses) on securities
available for sale, net of tax                  -          -          -         -        -          452        452

Treasury stock purchases                        -          -          -         -     (348)           -       (348)

Two-for-one stock split                   594,204        594       (594)

Net income                                      -          -          -       542        -            -        542
                                       ----------     ------     ------    ------    -----         ----    -------
Balance at end of period                1,188,408     $1,188     $9,519    $1,154    ($554)        $140    $11,447
                                       ==========     ======     ======    ======    =====         ====    =======

FOR THE SIX MONTHS
ENDED JUNE 30, 1996

Balance, December 31, 1995              1,188,408     $1,188     $9,519    $1,759    ($554)        $251    $12,163

Cash dividends - $.055 per share                -          -          -       (62)       -            -        (62)

Change in unrealized gains
(losses) on securities
available for sale, net of tax                  -          -          -         -        -         (430)      (430)

Net income                                      -          -          -       673        -            -        673
                                       ----------     ------     ------    ------    -----         ----    -------
Balance at end of period                1,188,408     $1,188     $9,519    $2,370    ($554)       ($179)   $12,344
                                       ==========     ======     ======    ======    =====        =====    =======


See the condensed notes to the consolidated financial statements.

                  THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                                 For the Six Months Ended
                                                                        June 30,
                                                                 ------------------------
                                                                   1996          1995
                                                                 ---------     ----------
OPERATING ACTIVITIES
Net income                                                      $   673        $  542
Adjustments to reconcile net income to cash
  provided by operating activities:
 Provision for loan losses                                          120           100
 Depreciation of premises and equipment                             123           106
 Amortization of investment securities discount-net                  56            20
 Increase in accrued interest receivable                           (172)          (86)
 Increase in prepaid expenses and other assets                     (101)         (194)
 (Decrease) Increase in accrued interest payable                    (42)          120
 Deferred income tax benefits                                       (10)            0
 (Decrease) Increase in other liabilities                          (295)           88
                                                                -------        ------
    Net cash provided by operating activities                       352           696
                                                                -------        ------
INVESTING ACTIVITIES
Net increase in federal funds sold                               (1,056)       (2,184)
Purchases of investment securities                              (10,111)       (3,015)
Proceeds from maturities of investment securities                 5,791         3,367
Proceeds from sale of investment securities                           0         1,211
Net increase in loans made to customers                          (4,947)       (8,125)
Capital expenditures                                               (544)          (98)
                                                                -------        ------
    Net cash used in investing activities                       (10,867)       (8,844)
                                                                -------        ------
FINANCING ACTIVITIES
Net increase in demand, savings and money market accounts         8,910         2,710
Net increase in certificates of deposit                           4,371         7,118
(Decrease) Increase in federal funds purchased and securities
   sold under agreements to repurchase                           (1,553)           92
Purchase of treasury stock                                            0          (348)
Dividend payments                                                   (62)          (58)
                                                                -------        ------
    Net cash provided by financing activities                    11,666         9,514
                                                                -------        ------
INCREASE IN CASH AND CASH EQUIVALENTS                             1,151         1,366
Cash and cash equivalents at beginning of year                    4,459         3,952
                                                                -------        ------
Cash and cash equivalents at end of period                      $ 5,610        $5,318
                                                                =======        ======


See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


NOTE 2 - SHAREHOLDERS' EQUITY

On June 19, 1995, the Company's Board of Directors declared a two-for-one stock split payable July 25, 1995 to shareholders of record on June 30, 1995.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp's financial condition at June 30, 1996, and results of operations for the quarters ended June 30, 1996 and 1995, the following analysis should be reviewed along with other information including the Company's December 31, 1995 Form 10-K Annual Report.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The objectives of funds management include maintaining adequate liquidity and reasonable harmony between the repricing of sources and uses of funds on interest sensitive assets and liabilities. The goal of liquidity management is to insure the availability of adequate funds to meet the loan demand and the deposit withdrawal needs of the bank's customers. This is achieved through maintaining a combination of sufficient liquid assets, core deposit growth, and unused capacity to purchase funds in the money markets.

The Company will fund anticipated loan growth primarily through normal deposit growth. However, the Bank is a member of the Federal Home Loan Bank of Atlanta
(FHLB) and has access to borrowings in excess of $10.0 million by pledging qualifying residential real estate loans under a blanket float lien agreement. The FHLB will also lend against unpledged investment securities of approximately $15 million. In addition, the Bank has $6.5 million of unused short-term federal funds borrowing lines available from correspondent banks.

The relatively high volume of $20.7 million of certificates of deposit over $100,000, includes $6-7 million of negotiated rate deposits. The remaining large certificates are considered to be core deposit funds. Most are on an automatically renewing basis for 6 - 12 months and have proven to be no more rate sensitive than the smaller time deposits. These deposits have been acquired and retained primarily through relationships and service. The Bank has done no advertising of higher rates to attract deposits and has consistently set its deposit rates with very little premium above the regional bank competition in our market area.

During the fourth quarter, 1995, the bank opened its third office, our West Chatham office. This office is located in west Chatham County, approximately six miles west of downtown Savannah. The new office along with the existing two offices are expected to provide continued core deposit growth as well as commercial and consumer loan growth.

A continuing objective of asset liability management is to maintain a high level of variable rate assets, including variable rate loans and shorter-maturity investments, to balance increases in market sensitive liabilities. Interest sensitivity management and its effects on the net interest margin require analyses and actions which take into consideration volumes repriced and the timing and magnitude of their change. The interest sensitivity gaps which existed at June 30, 1996 are presented in the following table:


                                         (dollars in thousands)
                                    ---------------------------------
Interest sensitive within:          Assets      Liabilities      Gap
- - --------------------------          -------     -----------      ----
0 - 3 months                        $ 57,532        $56,515    $ 1,017
3 - 6 months                           6,188         11,909     (5,721)
6 - 12 months                         10,361         13,353     (2,992)
Over 12 months                        44,179         13,389     30,790
                                    --------        -------    -------
      Total                         $118,260        $95,166    $23,094
                                    ========        =======    =======


At June 30, 1996, the Company was liability-sensitive within one year. The change from the historical asset-sensitive position occurred primarily due to the lower volume of fixed rate loans maturing within three months and the higher volume of maturing time deposits within three months as compared to December 31, 1995. These fluctuations in maturity volumes are normal. Asset-sensitivity also declined due to extending maturities of investments which matured during the first quarter. At June 30, 1996, the Company had some moderate interest rate risk in the 3-6 month maturities should rates rise. However, the fact that the deposits rates generally decline less than the loans will offset some of the liability-sensitive volume. The Company is well-positioned for increasing or decreasing interest rates, which is appropriate in the present uncertain environment.

FINANCIAL CONDITION

For the first six months of 1996, loans increased $4.9 million to $80.8 million, and deposits increased $13.3 million to $112.8 million. The loan to deposit ratio was 71.6% at June 30, 1996 compared to 76.2% at December 31, 1995. Non-performing assets were $15,000 at June 30, 1996 compared to $7,000 at December 31, 1995.

Management has continued to classify all investment securities as available for sale since January 1, 1995. Fluctuations in the U. S. Treasury market rates have caused both decreases and increases in the market value of the available for sale investment portfolio and the related equity valuation account.
Capital ratios for regulatory purposes are not impacted by the net unrealized holding gains (losses) on available for sale securities. Management has chosen the flexibility to restructure the investment portfolio and to recognize gains or losses on securities when appropriate.

The Company's lending and investment policies emphasize quality and well-managed growth. These policies may translate into slower growth in net interest income and earnings in the short-term; however, management believes these policies result in lower costs, quality earnings and are best for the shareholders and customers in the long-term.

At June 30, 1996, $2,427,000, or approximately 19.7% of equity capital, was invested in bank premises and equipment. Equity capital was $12.3 million, or 9.7% of total assets, compared to the regulatory minimum of 4.0%. Total capital is 17.8% of risk-based assets compared to the regulatory minimum of 8.0%. The net unrealized holding gains and losses on the available for sale portfolio was a $179,000 net loss at June 30, 1996 compared to a net gain of $251,000 at December 31, 1995.

RESULTS OF OPERATIONS - SECOND QUARTER, 1996 VS. SECOND QUARTER, 1995

The net income for the second quarter, 1996 was $367,000 or $.31 per share, compared to $319,000, or $.28 per share in the same period of 1995.

Net interest income for the second quarter, 1996, was $1,274,000 compared to $1,123,000 in 1995, an increase of 13.4%. Average interest-earning assets were up 25.8% in 1996 over 1995. The net yield on interest-earning assets (net interest margin) decreased to 4.29% from 4.76%. The decline in the net interest margin results from assets repricing more quickly than deposits in a declining rate environment. Adding new investments and loans at spreads lower than the net interest margin also contributed to the decline in the margin. Approximately 50% of the loan portfolio reprices immediately with the prime rate. Time deposits reprice much slower than the variable rate loans due to their maturities.

The provision for loan losses was $60,000 and $40,000 in the second quarter of 1996 and 1995, respectively. There were no loan charge-offs or recoveries in the second quarter of 1996 or 1995.

Other income was $175,000 in the second quarter, 1996, compared to $149,000 for the same period in 1995. Higher volumes of deposit accounts and the related
service charges  contributed to the increase in other income.   Other expenses
totaled $817,000 and $730,000 for second quarters of 1996 and 1995, respectively. Other operating expense increases included expenses related to the new full service office opened in November, 1995 and four new ATMs
installed between November, 1995 and April, 1996.   Other increases included
higher data processing fees, supplies costs and postage expense, which are directly related to the rapidly growing loan portfolio and deposit base of the Bank. FDIC insurance annual assessments decreased from 23 cents per $100 of deposits in 1995 to an annual minimum fee of $1,000 in 1996. This expense decrease offset some of the other expense decreases.

RESULTS OF OPERATIONS - FIRST SIX MONTHS, 1996 VS. FIRST SIX MONTHS, 1995

The net income for the first six months of 1996 was $673,000, or $.57 per share, compared to $542,000, or $.47 per share in the same period of 1995. Per share amounts have been restated to reflect a two for one stock split declared on June 19, 1995.

Net interest income for the first six months, 1996, was $2,450,000 compared to $2,188,000 in 1995, an increase of 12.0%. Average interest-earning assets were up 25.8% in 1996 over 1995. The net yield on interest-earning assets decreased to 4.37% from 4.84%. The decrease in the net yield on interest-earning assets is primarily attributable to the decrease in the prime rate from 9.00% to 8.25% between June 30, 1995 and February 1, 1996. Adding new investments and loans at spreads lower than the net interest margin also contributed to the decline in the margin.

The provision for loan losses was $120,000 and $100,000 in the first six months of 1996 and 1995, respectively. Charge-offs were $11,000 in 1996 and $1,000 in 1995. There were no recoveries in either year.

Other income was $325,000 in the first six months, 1996 compared to $184,000 for the same period in 1995. The substantial difference includes mortgage origination of $107,000 in 1996 compared to $69,000 in 1995. There were also losses on the sale of investment securities of $80,000 in 1995. Higher volumes of deposit accounts, non-sufficient check fee volume and some service fee increases are the primary reasons for the increases in other income. Other expenses totaled $1,606,000 and $1,418,000 for first six months of 1996 and 1995, respectively, an increase of 13.3%. Other operating expense increases included expenses related to the new full service office opened in November, 1995 and four new ATMs installed between November, 1995 and April, 1996.
Other increases included higher, data processing fees, supplies costs and postage expense, which are directly related to the rapidly growing loan portfolio and deposit base of the Bank. FDIC insurance annual assessments decreased from 23 cents per $100 of deposits in 1995 to an annual minimum fee of $1,000 in 1996. This expense decrease offset some of the other expense decreases.

PART II - OTHER INFORMATION

Item 1.   Legal proceedings.  None

Item 2.   Changes in Securities. None

Item 3.   Defaults upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information.  None.

Item 6.   Exhibits or Reports on Form 8-K.

          Exhibit 27   - Financial Data Schedule 6-months - (for SEC use only)

          Exhibit 27.1 - Financial Data Schedule 1-year - (for SEC use only)

          Exhibit 27.2 - Financial Data Schedule 3-months - (for SEC use only)

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               The Savannah Bancorp, Inc.
                               ------------------------------------
                               (Registrant)


Date  8/1/96                    /s/ Archie H. Davis
                               ------------------------------------
                               Archie H. Davis - President & CEO

Date  8/1/96                    /s/ Robert B. Briscoe
                               -------------------------------------------
                               Robert B. Briscoe - Chief Financial Officer