Form 10-Q
period 1996-09-30
SAVANNAH BANCORP INC
filed 1996-11-08
CIK 860519

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q

                  (Mark one)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                       or
             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -----------      ------------

                         Commission file number 0-18560


                           The Savannah Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                              58-1861820
-------------------------------                             --------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

                     25 Bull Street, Savannah, GA    31401
--------------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                                  912-651-8200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -    -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

1,134,208 shares of Common Stock, $1.00 par value per share
================================================================================

                           THE SAVANNAH BANCORP, INC.
                                FORM 10-Q INDEX
                               SEPTEMBER 30, 1996

                                                                                                                      Page
                                                                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets - September 30, 1996 and December 31, 1995                                         2
         Consolidated Statements of Income
                 For the Quarter and Nine Months Ended September 30, 1996 and 1995                                      3
         Consolidated Statements of Changes in Shareholders' Equity
                 For the Quarter and Nine Months Ended September 30, 1996 and 1995                                      4
         Consolidated Statements of Cash Flows                                                                          5
                 For the Nine Months Ended September  30, 1996 and 1995
         Condensed Notes to Consolidated Financial Statements                                                           6
Item 2.  Management's Discussion and Analysis of  Financial Condition
          and Results of Operations                                                                                  7-10


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                            11
Item 2.   Changes in Securities                                                                                        11
Item 3.   Defaults upon Senior Securities                                                                              11
Item 4.   Submission of Matters to a Vote of Security Holders                                                          11
Item 5.   Other Information                                                                                            11
Item 6.   Exhibits or Reports on Form 8-K                                                                              11
Signatures                                                                                                             11

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                  (Unaudited)

                                                                September 30,         December 31,
                                                                    1996                 1995
                                                                ------------         ------------
ASSETS
Cash and due from banks                                         $      6,209         $      4,459
Federal funds sold                                                     2,193                6,779
Investment securities- available for sale:
   U. S. Treasury Securities (amortized cost of
   $17,258 in 1996 and $13,036 in 1995)                               17,157               13,279
   Other taxable investments (amortized cost of
   $10,958 in 1996 and $10,337 in 1995)                               10,811               10,418
   State and municipal investments (amortized cost of
   $2,914 in 1996 and $2,025 in 1995)                                  2,939                2,106
                                                                ------------         ------------
   Total investment securities-available for sale                     30,907               25,803
Loans                                                                 84,624               75,827
Less allowance for loan losses                                        (1,205)              (1,061)
                                                                ------------         ------------
   Net loans                                                          83,419               74,766
Premises and equipment, net                                            2,386                2,007
Other assets                                                           1,681                1,274
                                                                ------------         ------------
   TOTAL ASSETS                                                 $    126,795         $    115,088
                                                                ============         ============


LIABILITIES
Deposits:
   Non-interest bearing demand                                  $     18,500         $     15,674
   Interest-bearing demand                                            17,895               17,302
   Savings                                                             3,193                3,039
   Money market accounts                                              13,818               13,651
   Time, $100,000 and over                                            22,973               19,267
   Other time deposits                                                35,057               30,614
                                                                ------------         ------------
     Total deposits                                                  111,436               99,547
Federal funds purchased and securities sold under
     agreements to repurchase                                          1,623                1,993
Other liabilities                                                        975                1,385
                                                                ------------         ------------
     TOTAL LIABILITIES                                               114,034              102,925
                                                                ------------         ------------

SHAREHOLDERS' EQUITY
   Common stock, par value $1 per share:  authorized
     20,000,000 shares; issued 1,188,408 in 1996 and 1995              1,188                1,188
   Preferred stock, par value $1 per share:  authorized
     10,000,000 shares, none issued                                        0                    0
   Capital surplus                                                     9,519                9,519
   Retained earnings                                                   2,746                1,759
   Treasury stock, at cost, 54,200 shares
     in 1996 and 1995                                                   (554)                (554)
   Net unrealized gains (losses) on
     available for sale securities                                      (138)                 251
                                                                ------------         ------------
       TOTAL SHAREHOLDERS' EQUITY                                     12,761               12,163
                                                                ------------         ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $    126,795         $    115,088
                                                                ============         ============


See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (Unaudited)

                                                         For the Quarter Ended      For the Nine Months Ended
                                                              September 30,               September 30,
                                                          ---------------------      -------------------------
                                                             1996        1995           1996          1995
                                                          ---------    --------      ----------    -----------
INTEREST INCOME
Loans (includes loan fees)                                $    1,871  $    1,679     $    5,420  $    4,799
Investment securities                                            471         320          1,346         916
Federal funds sold                                                77         108            285         310
                                                          ----------  ----------     ----------  ----------
   Total  interest income                                      2,419       2,107          7,051       6,025
                                                          ----------  ----------     ----------  ----------
INTEREST EXPENSE
Deposits                                                       1,105         968          3,258       2,687
Other short-term borrowings                                       16           8             45          19
                                                          ----------  ----------     ----------  ----------
   Total interest expense                                      1,121         976          3,303       2,706
                                                          ----------  ----------     ----------  ----------
NET INTEREST INCOME                                            1,298       1,131          3,748       3,319
Provision for loan losses                                         30          22            150         122
                                                          ----------  ----------     ----------  ----------
Net interest income after
  provision for loan losses                                    1,268       1,109          3,598       3,197
                                                          ----------  ----------     ----------  ----------
OTHER INCOME
Service charges on deposit accounts                               98          89            284         258
Mortgage origination fees                                         39          65            145         134
Other income                                                      22           8             55          34
                                                          ----------  ----------     ----------  ----------
   Total other operating revenues                                159         162            484         426
Losses on sale of securities                                       0           0              0         (80)
                                                          ----------  ----------     ----------  ----------
   Total other income                                            159         162            484         346
                                                          ----------  ----------     ----------  ----------
OTHER EXPENSE
Salaries and employee benefits                                   417         379          1,247       1,089
Occupancy expense                                                 78          63            227         177
Equipment expense                                                 58          51            177         149
Other operating expenses                                         256         242            764         738
                                                          ----------  ----------     ----------  ----------
   Total other expense                                           809         735          2,415       2,153
                                                          ----------  ----------     ----------  ----------
Income before provision for income taxes                         618         536          1,667       1,390
Provision for income taxes                                       208         196            584         507
                                                          ----------  ----------     ----------  ----------
NET INCOME                                                $      410  $      340     $    1,083  $      883
                                                          ----------  ----------     ----------  ----------

NET INCOME PER SHARE                                      $     0.35  $     0.30     $     0.92  $     0.77
                                                          ==========  ==========     ==========  ==========


See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (dollars in thousands)
                                  (Unaudited)

                                                                                                              Net
                                                                                                           Unrealized
                                                                                                           Securities
                                                           Common     Capital     Retained   Treasury    Gains (losses),
                                                Shares      Stock     Surplus     Earnings    Stock        Net of Tax       Total
                                                -------    -------    --------    --------   --------    -------------     -------
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1995

Balance, December 31, 1994                      594,204    $   594    $ 10,113    $    669      ($206)           ($312)    $ 10,858

Cash dividends - $.075 per share                      -          -           -         (86)         -                -          (86)

Change in unrealized gains
(losses) on securities
available for sale, net of tax                        -          -           -           -          -              486          486

Treasury stock purchases                              -          -           -           -       (348)               -         (348)

Two-for-one stock split                         594,204        594        (594)

Net income                                            -          -           -         883          -                -          883
                                              ---------    -------    --------    --------   --------    -------------     --------

Balance at end of period                      1,188,408    $ 1,188    $  9,519    $  1,466      ($554)   $         174     $ 11,793
                                              =========    =======    ========    ========   ========    =============     ========


FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1996

Balance, December 31, 1995                    1,188,408    $ 1,188    $  9,519    $  1,759      ($554)   $         251     $ 12,163

Cash dividends - $.085 per share                      -          -           -         (96)         -                -          (96)

Change in unrealized gains
(losses) on securities
available for sale, net of tax                        -          -           -           -          -             (389)        (389)

Net income                                            -          -           -       1,083          -                -        1,083
                                              ---------    -------    --------    --------   --------    -------------     --------

Balance at end of period                      1,188,408    $ 1,188    $  9,519    $  2,746      ($554)           ($138)    $ 12,761
                                              =========    =======    ========    ========   ========    =============     ========



See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                              -------------------------
                                                                                1996            1995
                                                                              --------       ----------
OPERATING ACTIVITIES
Net income                                                                    $  1,083       $    883
Adjustments to reconcile net income to cash
  provided by operating activities:
 Provision for loan losses                                                         150            122
 Depreciation of premises and equipment                                            182            159
 Amortization of investment securities discount-net                                 95             73
 Increase in accrued interest receivable                                          (225)          (221)
 Increase in prepaid expenses and other assets                                     (94)           (69)
 (Decrease) Increase in accrued interest payable                                   (32)           176
 Deferred income tax benefits                                                       (3)          (163)
 (Decrease) Increase in other liabilities                                         (223)           262
                                                                              --------       --------
    Net cash provided by operating activities                                      933          1,222
                                                                              --------       --------
INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold                                    4,586         (1,989)
Purchases of investment securities                                             (13,594)        (6,498)
Proceeds from maturities of investment securities                                6,775          3,437
Proceeds from sale of investment securities                                        992          1,211
Net increase in loans made to customers                                         (8,804)       (10,170)
Capital expenditures                                                              (561)          (338)
                                                                              --------       --------
    Net cash used in investing activities                                      (10,606)       (14,347)
                                                                              --------       --------
FINANCING ACTIVITIES
Net increase in demand, savings and money market accounts                        3,740          2,707
Net increase in certificates of deposit                                          8,149         10,433
(Decrease) Increase in federal funds purchased and securities
   sold under agreements to repurchase                                            (370)           379
Purchase of treasury stock                                                           0           (348)
Dividend payments                                                                  (96)           (86)
                                                                              --------       --------
    Net cash provided by financing activities                                   11,423         13,085
                                                                              --------       --------
INCREASE IN CASH AND CASH EQUIVALENTS                                            1,750            (40)
Cash and cash equivalents at beginning of year                                   4,459          3,952
                                                                              --------       --------
Cash and cash equivalents at end of period                                    $  6,209       $  3,912
                                                                              ========       ========



See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


NOTE 2 - SHAREHOLDERS' EQUITY

On June 19, 1995, the Company's Board of Directors declared a two-for-one stock split payable July 25, 1995 to shareholders of record on June 30, 1995.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp's financial condition at September 30, 1996, and results of operations for the quarters and nine months ended September 30, 1996 and 1995, the following analysis should be reviewed along with other information including the Company's December 31, 1995 Form 10-K Annual Report.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The objectives of funds management include maintaining adequate liquidity and reasonable harmony between the repricing of sources and uses of funds on interest sensitive assets and liabilities. The goal of liquidity management is to ensure the availability of adequate funds to meet the loan demand and the deposit withdrawal needs of the bank's customers. This is achieved through maintaining a combination of sufficient liquid assets, core deposit growth, and unused capacity to purchase funds in the money markets.

The Company will fund anticipated loan growth primarily through normal deposit growth. However, the Bank is a member of the Federal Home Loan Bank of Atlanta
(FHLB) and has access to borrowings in excess of $10.0 million by pledging qualifying residential real estate loans under a blanket floating lien agreement. The FHLB will also lend against unpledged investment securities of approximately $15.0 million. In addition, the Bank has $8.0 million of unused short- term federal funds borrowing lines available from correspondent banks.

The relatively high volume of $23.0 million of certificates of deposit over $100,000, includes $8-10 million of negotiated rate deposits. The remaining large certificates are considered to be core deposit funds. Most are on an automatically renewing basis for 6 - 12 months and have proven to be no more rate sensitive than the smaller time deposits. These deposits have been acquired and retained primarily through relationships and service. The Bank has not advertised higher rates to attract deposits and has consistently set its deposit rates with very little premium above the regional bank competition in our market area. The Bank pays premium rates on deposits primarily to match rates of competitors to retain existing deposits.

During the fourth quarter, 1995, the bank opened its third office, our West Chatham office. This office is located in west Chatham County, approximately six miles west of downtown Savannah. The new office along with the existing two offices are expected to provide continued core deposit growth as well as commercial and consumer loan growth.

A continuing objective of asset liability management is to maintain a high level of variable rate assets, including variable rate loans and shorter-maturity investments, to balance increases in market sensitive liabilities. Interest sensitivity management and its effects on the net interest margin require analyses and actions which take into consideration volumes repriced and the timing and magnitude of their change. The interest sensitivity gaps which existed at September 30, 1996 are presented in the following table:

                                                           (dollars in thousands)
                                                     ------------------------------------
         Interest sensitive within:                  Assets     Liabilities         Gap
         --------------------------                  ------     -----------      --------
         0 - 3 months                              $  53,327        $ 52,839      $    488
         3 - 6 months                                  7,935          10,036        (2,101)
         6 - 12 months                                 8,905          20,523       (11,618)
         Over 12 months                               47,779          11,161        36,618
                                                    --------        --------      --------
                 Total                              $117,946        $ 94,559      $ 23,387
                                                    ========        ========      ========

At September 30, 1996, the Company was liability-sensitive within one year.
The change from the historical asset- sensitive position occurred primarily due to the lower volume of fixed rate loans maturing within three months and the higher volume of maturing time deposits within three months as compared to December 31, 1995. These fluctuations in maturity volumes are normal. Asset-sensitivity also declined due to extending maturities of investments purchased in 1996. At September 30, 1996, the Company had some moderate interest rate risk in the 3-6 month maturities should rates rise. However, the fact that the deposits rates generally decline less than the loans will offset some of the liability-sensitive volume. The Company is well-positioned for increasing or decreasing interest rates, which is appropriate in the present uncertain environment.

FINANCIAL CONDITION

For the first nine months of 1996, loans increased $8.8 million to $84.6 million, and deposits increased $11.9 million to $111.4 million. The loan to deposit ratio was 75.9% at September 30, 1996 compared to 76.2% at December 31, 1995. Non-performing assets were $123,000 at September 30, 1996 compared to $7,000 at December 31, 1995.

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

The Company's lending and investment policies emphasize quality and well-managed growth. These policies may translate into slower growth in net interest income and earnings in the short-term; however, management believes these policies result in lower operating costs, quality earnings, and are best for the shareholders and customers in the long-term.

At September 30, 1996, $2,386,000 or approximately 18.7% of equity capital, was invested in bank premises and equipment. Equity capital was $12.8 million, or 10.1% of total assets, compared to the regulatory minimum of 4.0%. Total capital is 17.7 % of risk-based assets compared to the regulatory minimum of 8.0%. The net unrealized holding gains and losses on the available for sale portfolio was a $138,000 net loss at September 30, 1996 compared to a net gain of $251,000 at December 31, 1995.

RESULTS OF OPERATIONS - THIRD QUARTER, 1996 VS. THIRD QUARTER, 1995

The net income for the third quarter, 1996 was $410,000 or $.35 per share, compared to $340,000, or $.30 per share in the same period of 1995.

Net interest income for the third quarter, 1996, was $1,298,000 compared to $1,131,000 in 1995, an increase of 14.8%. Average interest-earning assets were up 22.5% in 1996 over 1995. The net yield on interest-earning assets (net interest margin) decreased to 4.43% from 4.66%. The decline in the net interest margin results from assets repricing more quickly than deposits in a declining rate environment. Adding new investments and loans at spreads lower than the net interest margin also contributed to the decline in the margin. Approximately 50% of the loan portfolio reprices immediately with the prime rate. Time deposits reprice much slower than the variable rate loans due to their maturities.

The provision for loan losses was $30,000 and $22,000 in the third quarter of
1996 and 1995, respectively.    There were recoveries in the third quarter of
1996 of $6,000 and no charge-off or recoveries in the same period for 1995.

Other income was $159,000 in the third quarter, 1996, compared to $162,000 for the same period in 1995. Lower volumes in mortgage origination fees due to an increase in mortgage rates during the third quarter, 1996 contributed to the
decrease in other income.   Other expenses totaled $809,000 and $735,000 for
third quarters of 1996 and 1995, respectively. Other operating expense increases included expenses related to the new full service office opened in November, 1995 and four new ATMs installed between November, 1995 and April,
1996.   Other increases included higher data processing fees, which are directly related to the rapidly growing loan portfolio and deposit base of the Bank. FDIC insurance annual assessments decreased from 23 cents per $100 of deposits in 1995 to an annual minimum fee of $2,000 in 1996. This expense decrease offset some of the other expense increases.

RESULTS OF OPERATIONS - FIRST NINE MONTHS, 1996 VS. FIRST NINE MONTHS, 1995

The net income for the first nine months of 1996 was $1,083,000, or $.92 per share, compared to $883,000, or $.77 per share in the same period of 1995. These numbers represent increases of 22.7% in net income and 19.5% in per share earnings.

Net interest income for the first nine months, 1996, was $3,748,000 compared to $3,319,000 in 1995, an increase of 12.9%. Average interest-earning assets were up 24.1% in 1996 over 1995. The net yield on interest-earning assets decreased to 4.39% from 4.81%. The decrease in the net yield on interest-earning assets is primarily attributable to the decrease in the prime rate from 9.00% to 8.25% between June 30, 1995 and February 1, 1996. Adding new investments and loans at spreads lower than the net interest margin also contributed to the decline in the margin.


The provision for loan losses was $150,000 and $122,000 in the first nine months of 1996 and 1995, respectively. Charge-offs were $12,000 in 1996 and $10,000 in 1995. There were recoveries of $6,000 in 1996 and none during the same period in 1995.

Other income was $484,000 in the first nine months, 1996 compared to $346,000 for the same period in 1995. The substantial difference is the losses on the sale of investment securities of $80,000 in 1995. Higher volumes of deposit accounts, non-sufficient check fee volume and some service fee increases are the primary reasons for the increases in other income. Other expenses totaled $2,415,000 and $2,153,000 for first nine months of 1996 and 1995, respectively, an increase of 12.1%. Other operating expense increases included expenses related to the new full service office opened in November, 1995 and four new
ATMs installed between November, 1995 and April, 1996.   Other increases
included higher data processing fees, supplies costs and postage expense, which are directly related to the rapidly growing loan portfolio and deposit base of the Bank. FDIC insurance annual assessments decreased from 23 cents per $100 of deposits in 1995 to an annual minimum fee of $2,000 in 1996. This expense decrease offset some of the other expense increases.

PART II - OTHER INFORMATION

Item 1.      Legal proceedings.  None

Item 2.      Changes in Securities. None

Item 3.      Defaults upon Senior Securities.  None

Item 4.      Submission of Matters to a Vote of Security Holders.  None

Item 5.      Other Information.  None.

Item 6.      Exhibits or Reports on Form 8-K.

             27 Financial Data Schedule (for SEC use only)


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            The Savannah Bancorp, Inc.
                                        ---------------------------------
                                                    (Registrant)



Date  11/1/96                              /s/Archie H. Davis
      -------                           ---------------------------------
                                        Archie H. Davis - President & CEO



Date  11/1/96                              /s/Robert B. Briscoe
      -------                           ---------------------------------
                                        Robert B. Briscoe - Chief Financial
                                        Officer