Form 10KSB
period 1996-12-31
SAVANNAH BANCORP INC
filed 1997-03-20
CIK 860519

             =======================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

                         Commission file number 0-18560


                           The Savannah Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            Georgia                   58-1861820
             -------------------------------       ---------------
             (State or other jurisdiction of        (IRS Employer
              incorporation or organization)      Identification No.)

                       25 Bull Street, Savannah, GA       31401
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  912-651-8200
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock - $1.00 par value

               As of February 28, 1997, The Savannah Bancorp, Inc.
                   had 1,782,598 shares of common stock issued
                        and 1,705,423 shares outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The aggregate market value of the voting stock held by non-affiliates at February 28, 1997, based price of the last trade of $18.375 per share times 1,302,082 non-affiliated shares was $23,925,757.

               Documents Incorporated by Reference - See page 40.
            =======================================================

                                     PART I

ITEM 1. BUSINESS

(A)      GENERAL DEVELOPMENT OF BUSINESS

General

The Savannah Bancorp, Inc. (the "Company") was incorporated as a Georgia business corporation on October 5, 1989, for the purpose of becoming a bank holding company by acquiring all of the Common Stock of The Savannah Bank, National Association, Savannah, Georgia (the "Bank"). The Company became a bank holding company within the meaning of the Federal Bank Holding Company Act (the "Act") and the Georgia Bank Holding Company Act (the "Georgia Act") upon the acquisition of 100% of the Common Stock of the Bank on August 22, 1990.

The Bank currently is the sole operating subsidiary of the Company. The Bank received its charter from the Office of the Comptroller of the Currency (OCC) to commence business and opened for business on August 22, 1990. The deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC").

Pursuant to a Registration Statement on Form S-1, effective April 10, 1990, the shares of common stock of the Company were offered and sold at a public offering price of $20.00 per share. The Company closed the public offering on April 10, 1990, after the sale of 540,200 shares which yielded net offering proceeds to the Company of $10,371,083. The organizing directors of the Company purchased 90,650 shares of common stock of the Company at $20.00 per share ($1,813,000 in the aggregate), which price was the same as the public offering price for the shares.

The Company distributed a ten-percent stock dividend on May 23, 1994, and distributed a two-for-one stock split on July 25, 1995. The Company also distributed a three-for-two stock split in the form of a 50% stock dividend on February 24, 1997. The following references to shares outstanding in all periods prior to the stock dividends and stock splits have been restated to reflect the increased number of shares. The Company's first cash dividend of $.015 per share (as adjusted for stock dividends and stock splits) was paid on shares outstanding on May 23, 1994. Regular quarterly dividends of $.017 per share (as adjusted for stock dividends and stock splits) began in the fourth quarter, 1994. Regular quarterly dividends increased to $.02 per share (as adjusted for stock dividends and stock splits) in the second quarter of 1996.

During June, 1994, the Company purchased 33,000 shares of treasury stock at $6.25 per share. An additional 48,300 shares were purchased as treasury stock during the first quarter, 1995, at an average cost of $7.20 per share.

(B)      INFORMATION ABOUT INDUSTRY SEGMENTS

         Not Applicable

(C)      NARRATIVE DESCRIPTION OF BUSINESS

General

The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable Federal regulatory restrictions on the activities of bank holding companies. The Company was formed for the purpose of becoming a holding company to own 100% of the stock of the Bank. The holding company structure provides the Company with greater flexibility than the Bank would otherwise have to expand and diversify its business activities, through newly formed subsidiaries, or through acquisitions. While the Company has no present plans to engage actively in any nonbanking business activities, management anticipates studying the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

BANKING SERVICES

The Bank has 41 full-time and 10 part-time employees and offers a full range of deposit services, including checking accounts, savings accounts and various time deposits ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive to those offered in the area. In addition, retirement accounts such as IRA (Individual Retirement Accounts) and SEP (Simplified Employee Pension) accounts are offered. All deposit accounts are insured by the FDIC up to the maximum amount (currently $100,000 per account). The Bank solicits these accounts from individuals, businesses, foundations and organizations, and governmental authorities.

The Bank offers a full range of short to medium-term commercial and personal loans. The Bank's primary lending focus is business and consumer lending. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), unsecured loans for financing automobiles, home improvements, and personal investments. The Bank originates fixed and variable rate mortgage loans and offers real estate construction and acquisition loans.

During June, 1994, the Bank opened a residential mortgage loan origination department. The department takes mortgage loan applications, obtains rate commitments and performs various origination documentation and follow-up for an origination and service release fee from third-party mortgage bankers. In addition to generating fee income, the department also generates banking relationships from its customers and real estate-related contacts.

In November, 1996, the Bank applied for and received trust powers from the OCC. The Bank hired a Trust Department Manager/Trust Officer and an assistant. The trust operations, employee benefit administration and certain money management functions are being outsourced to third parties, at least for the early years of the department. Using these resources the Trust Department will offer a full array of Trust Services including investment management, personal trusts, custodial accounts, estate administration, and employee benefit administration.

The Bank's lending policies generally require an 80% loan to value ratio on secured term real estate lending. Additionally, the existence of a reliable source of repayment/cash flow is usually required before making any loans, regardless of the security. Appraisals are obtained as required or needed, and on-site inspections are made by lending officers. All loans over $10,000 are reported to the Credit/ALCO Committee, and all loans over $500,000 must be approved by this Committee prior to the loan being made. All loans over $100,000 are reported to the full Board of Directors.

Both management and the directors are aware that environmental liabilities may negatively impact the financial condition of borrowers, the value of real property and the contingent environmental clean-up liabilities the Bank could incur by having a lien on environmentally deficient property. The Bank generally declines to make loans secured by property with environmental deficiencies. Environmental surveys are required when there is reason for concern about potential environmental liabilities.

The Bank also offers cash management services, a non-cash deposit courier service, safe deposit boxes, travelers checks, direct deposit of payroll, U.S. Savings bonds, official bank checks and money orders and automatic drafts for various accounts. The Bank is a member of the Southeast Switch (HONOR) and CIRRUS networks of automated teller machines that may be used by Bank customers in Savannah and other cities. The Bank issues ATM cards and currently has four teller machines in the area. The Bank also offers both VISA and MasterCard credit cards, on an agent bank basis, which have a pre-authorized line of credit for personal purchases and expenses.

LOCATION AND SERVICE AREA

The Primary Service Area of the Bank is the City of Savannah and certain contiguous areas of Chatham County. Its secondary service area is the remainder of Chatham County and communities in Bryan, Effingham and Liberty Counties, Georgia and Beaufort and Jasper Counties, South Carolina. The Bank's target markets are individuals residing in the Primary Service Area, small to medium size businesses, including retail shops and professional service businesses in the community. The Bank is also targeting individuals who meet certain net worth and income requirements as potential customers for private banking services.

The Bank's main office, known as the Johnson Square Office, is located in the primary business district in downtown Savannah on Johnson Square where most of the commercial banks in the Primary Service Area have their main Savannah offices. In recent years, several of the banks in the Primary Service Area have been acquired by banks with headquarters outside of the state of Georgia. The Bank emphasizes that it is based in Savannah, and that its directors and the executive officers are committed to the economic development of the Savannah area. On October 1, 1992, the Bank opened its second office at 400 Mall Boulevard. The Mall Boulevard Office competes in the area of Savannah that has the second largest concentration of deposits. This office is in the primary commercial and retail district in Savannah and includes a high concentration of professional and service-related businesses. On November 20, 1995, the Bank opened its third office, the West Chatham Office, at 100 Chatham Parkway. West Chatham is a full service office located in the most significant commercial and industrial growth area of Chatham County. On May 1, 1996, a drive-up ATM opened at the future location of the fourth office at 4741 Highway 80 East on Whitemarsh Island, six miles east of the main office location. This branch is scheduled to open in Fall 1997. Deposits, mortgage loan origination and consumer loans are the primary opportunities for this location which will serve a large concentration of higher net worth individuals as well as a young adult population in apartments and first homes.

The Bank's business plan for its initial years of operation relies principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and stockholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank emphasizes a high degree of personalized customer service in order to be able to provide for each customer's banking needs. The Bank's marketing approach emphasizes the advantages of dealing with an independent, locally-owned and relationship-oriented bank to meet the particular needs of individuals, professionals and small to medium-size businesses in the community. All banking services are continually evaluated with regard to their profitability and efforts will be made to modify the Bank's business plan if the plan does not prove successful.

ASSET AND LIABILITY MANAGEMENT

Assets of the Bank consist primarily of loans and an investment portfolio. In an effort to maintain adequate levels of liquidity and minimize fluctuations in the net interest margin (the difference between interest income and interest expense), the rate sensitivity of the loan and investment portfolios are matched to the maturities and rate sensitivity of the liabilities.

The Bank invests the majority of its investment portfolio in highly marketable medium-term and short-term maturity assets, such as Federal Funds, U.S. Treasury securities, U.S. agency securities, marketable mortgage-backed securities and high quality bank-qualified tax-exempt securities. By pricing loans on a variable rate structure, or by keeping the maturity of the investment and loan portfolios relatively short-term, the Bank expects to be able to maintain loan interest, or to reinvest securities proceeds, at prevailing market rates, thereby helping to maintain a generally consistent spread over the interest rates paid by the Bank on the deposits which are used to fund the investment and loan portfolios.

Deposit accounts represent the majority of the liabilities of the Bank. These include non- interest-bearing checking accounts and interest-bearing NOW accounts, savings accounts, money market accounts and certificates of deposit. Most time deposits have maturities of twelve months and less, but the maturities may be extended based on liquidity position, interest rate expectations and the rate sensitivity in the loan portfolio of the Bank. In managing its liabilities, the Bank attempts to attract deposits from customers who, assuming rates are competitive, are inclined to maintain an ongoing relationship with the Bank.

The Bank has no investment risk in off-balance sheet derivative-related investments. The Bank owns $1.9 million in collateralized mortgage obligations and mortgage-backed securities which have normal interest rate and marketability risk. These investments have minimal extension or prepayment risk.

FEDERAL AND STATE LAWS AND REGULATION OF BANKS AND BANK HOLDING COMPANIES

Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Company and its subsidiary.

The Bank is subject to extensive supervision and regulation by the OCC, the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve Board. The OCC is responsible for overseeing the affairs of all national banks and periodically examines national banks to determine their compliance with laws and regulations. National banks must make periodic reports of their condition to the OCC.

In addition, the OCC has authority to issue cease and desist orders against national banks which are about to engage, are engaging or have engaged in an unsafe or unsound practice in the conduct of their business and to order affirmative action to correct any harm resulting from a violation of practice, including, but not limited to, making restitution and providing reimbursement or guarantees against loss in certain cases. The OCC also administers several federal statutes such as the Community Reinvestment Act and the Depository Institution Management Interlocks Act, which apply to national banks. The Bank also is subject to special examination by the FDIC and to certain FDIC regulations.

A national banking association is insured by the FDIC and must be a member of the Federal Reserve System. Therefore, the Bank is subject to applicable provisions of the Federal Reserve Act which restrict the ability of any national bank to extend credit to its parent holding company or to any of the parent's subsidiaries to purchase the assets thereof, to issue a guarantee, acceptance or letter of credit
(including an endorsement or standby letter of credit) to its parent holding company or the parent's subsidiary, or to invest in the stock or securities thereof or to take such stock or securities as collateral for loans to any borrower.

Stockholders of banks (including bank holding companies which own stock in banks, such as the Company) may be compelled by bank regulatory authorities to invest additional capital in the event their bank's capital shall have become impaired by losses or otherwise. Failure to pay such an assessment could cause a forced sale of the holder's bank stock. In addition, the Company may also be required to provide additional capital to any additional banks which it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions. The Company does not have any present plans to acquire any additional banks. However, the Company does review potential acquisition candidates from time to time.

The OCC has adopted the implementation of risk-based capital requirements which specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain risk-based and equity capital ratios. The table in Note 8 of the notes to the consolidated financial statements in the 1996 Annual Report shows the capital ratios for the Company, the Bank, the regulatory minimum and the "well-capitalized" capital ratios at December 31, 1996. The capital ratios of the Company and Bank exceeded the ratios required to be considered "well-capitalized" by the FDIC.

The earnings of the Bank and, consequently of the Company, are affected significantly by the policies of the Federal Reserve Board, which regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market operations in United States Government securities, changes in the rate paid by banks on bank borrowings, changes in reserve requirements against bank deposits and limitations on interest rates that banks may pay on time and savings deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company and the Bank.

The Company, as a bank holding company, is required to register as such with the Federal Reserve Board and the Georgia Department of Banking and Finance. It is required to file with both of these agencies annual reports and other information regarding its business operation and those of its subsidiary. It is also subject to examination by these two agencies and will be required to obtain their approval before acquiring directly or indirectly, ownership or control of any voting shares of a bank or bank subsidiary of a bank holding company if, after such acquisition, it would own or control directly or indirectly, more than 5% of the voting stock of such bank or banking subsidiary of a bank holding company. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or bank holding company and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. During 1996, the Federal Reserve Board enacted regulations which are slightly less restrictive of the types of businesses which bank holding companies may own.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the
Act) has introduced a process that will enable nationwide interstate banking through bank subsidiaries and interstate bank mergers. Separately, the Act will also permit bank subsidiaries to act as agents for each other across state lines. Effective September 29, 1995, the bill allows adequately capitalized and managed bank holding companies to acquire control of a bank in any state. Any acquisitions will be subject to concentration limits. Beginning June 1, 1997, banks will be permitted to merge with one another across state lines. A state could authorize such mergers earlier than June 1, 1997. In contrast, a state could also opt out of interstate branching by enacting legislation before June 1, 1997. The legislation preserves the state laws which require that a bank must be in existence for a minimum period of time before being acquired as long as the requirement is five years or less. This legislation has immediate relevance for the banking industry due to increased competitive forces from institutions which may consolidate through mergers and those which may move into new markets through enhanced opportunities to branch across state lines.

A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service. Thus, a bank may not extend credit, lease or sell property or furnish any service or fix or vary the consideration for such on the condition that (i) the customer obtain or provide some additional credit, property or service from or to such bank (other than a loan, discount, deposit or trust service related to and usually provided in connection with a loan, discount, deposit or trust service), its bank holding company or any other subsidiary of its bank holding company or (ii) the customer not obtain some other credit, property or service from a competitor, except to the extent reasonable conditions are imposed in a credit transaction to assure the soundness of the credit extended.

The Federal Reserve Board has cease and desist powers over parent bank holding companies and non-banking subsidiaries should their actions constitute a serious threat to the safety, soundness or stability of a subsidiary bank. The Company is also subject to certain restrictions with respect to engaging in the business of issuing, underwriting and distributing securities.

Although the Company is not presently subject to any direct regulatory restrictions on dividends (other than those of Georgia corporate law), the Company's long-term ability to pay cash dividends will depend on the amount of dividends paid by the Bank, and any other subsequently acquired entities. OCC regulations restrict the amount of dividends which the Bank may pay without obtaining prior approval. Based on such regulatory restrictions, the Bank is limited from paying dividends in a calendar year which exceeds the current year's net income combined with the retained net profits of the preceding two years. No dividends may be paid by the Bank to the Company in excess of the retained earnings of the Bank of $3,164,555 plus future earnings of the bank.

RECENT BANKING LEGISLATION

Bills are presently pending before the United States Congress and certain state legislatures, and additional bills may be introduced in the future in the Congress and the state legislatures which, if enacted, may alter the structure, regulation and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company or the Bank may be affected thereby.

The Federal Deposit Insurance Corporation (FDIC) approved a reduction in the rates charged for deposit insurance premiums. The reduction as proposed will significantly reduce the amount of premiums assessed against well managed banks. The Savannah Bank's assessment rate decreased to 4 cents per $100 of total deposits, effective June 1, 1995, and was further reduced to a minimum charge of $2,000, effective January 1, 1996. This significant decline in FDIC insurance premium rates has had a positive impact on banking industry earnings.

In January, 1996, Georgia state law for banks was amended to allow banks to establish up to three de novo branches anywhere in the state of Georgia. The three branch limitation is effective from July 1, 1996, through June 30, 1998. On July 1, 1998, the number of branch banks which a bank may establish is no longer limited.

Various other legislative proposals are expected in Congress concerning the banking industry. Given the uncertainty of the legislative process, management cannot assess the effect any such legislation would have on the Company's financial condition or results of operations.

COMPETITION

The banking business is highly competitive. The Bank competes with other commercial banks and savings and loan associations in its Primary Service Area, the city of Savannah and parts of Chatham County. The surrounding counties and communities of Hilton Head and Beaufort also have banks and savings and loans, many of which have local ownership.

Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank encounters competition from most of the financial institutions in the Bank's Primary Service Area. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking services, that the Bank does not provide currently.

Many of these competitors have more branch offices in the Company's Primary Service Area. However, the Company's plan is to expand into the markets which will best serve our targeted customers. Management believes that competitive pricing, local ownership and personalized, relationship-oriented service provide the Bank with a method to compete effectively for prospective customers.

The Bank offers the full range of deposit services that are typically available from financial institutions, including NOW accounts, demand, savings and other time deposits ranging from money market accounts to longer term certificates of deposit. In addition, retirement accounts such as Individual Retirement Accounts are available. All deposit accounts will be insured by the FDIC up to the maximum amount permitted by law.

                 SELECTED STATISTICAL INFORMATION OF THE COMPANY

The following statistical information is provided for the Company for the years ended December 31, 1996, 1995 and 1994. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Report.

The Company has no foreign operations and, accordingly, there are no assets or liabilities attributable to foreign operations.

AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - 1996 AND 1995

The following table presents average balances of the Company and the Bank on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during 1996 and 1995.

                                                                                                 (a)Variance
   Average  Balance      Average Rate                                  Interest                 Attributable to
   -------------------------------------------------              -----------------    Vari-   -----------------
     1996      1995      1996    1995                              1996      1995      ance      Rate    Volume
   --------- ---------  -------  -----                            -------  --------   ------   --------  -------
            (Thousands)      (%)        TAXABLE-EQUIVALENT            (Thousands)                  (Thousands)
                                        INTEREST INCOME (b)
 $   26.881    19,030     6.28   6.53   Investment - taxable      $ 1,687   $ 1,243   $  444    $ (68)    $  512

      2,461     1,325     6.91   7.09   Investments - non-taxable     170        94       76       (5)        81

      7,197     7,235     5.29   5.96   Federal funds sold            381       431      (50)     (48)        (2)
                                        Loans (c)

     34,258    26,244     9.10   9.61     Commercial                3,118     2,521      597     (173)       770

     11,594     9,361     9.33   9.67     Real estate               1,082       905      177      (39)       216

     34,802    33,292     9.24   9.38     Consumer                  3,217     3,123       94      (48)       142
 ----------  --------                                             -------   -------   ------
     80,654    68,897     9.20   9.51   Total loans                 7,417     6,549      868     (250)     1,118
 ----------  --------                                             =======   =======   ======
                                        Total interest-earning
   117,183    96,487      8.24   8.62    assets                     9,655     8,317    1,338     (446)     1,784
 ---------   --------                                             --------  -------   ------    ------    -------
                                        INTEREST EXPENSE
                                        DEPOSITS
    21,075    17,224      2.66   2.99      NOW accounts               561       514       47       (68)      115
     3,125     2,959      3.30   3.51      Savings accounts           103       104       (1)       (7)        6
    14,758    12,140      3.86   3.84      Money market accounts      570       466      104         4       100
    20,935    16,828      5.78   5.95      CD's, $100M or more      1,210     1,001      209       (35)      244
    33,585    27,599      5.84   5.99      Other time deposits      1,963     1,652      311       (47)      358
 ---------   -------                                               -------   -------   ------
                                        Total interest-bearing
    93,478    76,740      4.71   4.87      deposits                 4,407     3,737      670      (145)      815
                                        Federal funds
                                          purchased and
                                          securities sold under
     1,307       731      5.13   5.61      repurchase agreements       67        41       26        (6)       32
 ---------   -------                                              -------   -------   ------
                                        Total interest-bearing
 $  94,785    77,471      4.72   4.88    liabilities                4,474     3,778      696      (148)      844
 ---------   -------      ----   ----                              -------   -------   ------    -------   ------

                          3.52   3.73    INTEREST RATE SPREAD
                          ====   ====

                                        NET YIELD ON INTEREST-
                                        EARNING ASSETS AND
                          4.42%  4.70%   NET INTEREST INCOME      $ 5,181   $ 4,539   $  642    $  (289)  $   940
                          ====   =====                            =======   =======   ======    ========  =======


(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate.

(b) The taxable equivalent adjustment results from state and municipal securities included above. There were no non-accrual loans in 1995 or 1994.

(c) The loan classifications shown here are based on the primary source of repayment. There are loans secured by real estate in both the commercial and the consumer categories.

AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - 1995 AND 1994

The following table presents average balances of the Company and the Bank on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during 1995 and 1994.



                                                                                                 (a)Variance
   Average  Balance      Average Rate                                  Interest                 Attributable to
   -------------------------------------------------              -----------------    Vari-   -----------------
     1995      1994      1995    1994                              1995      1994      ance      Rate    Volume
   --------- ---------  -------  -----                            -------  --------   ------   --------  -------
            (Thousands)      (%)        TAXABLE-EQUIVALENT            (Thousands)                  (Thousands)
                                        INTEREST INCOME (b)
 $   19,030    14,913     6.53   5.70   Investment - taxable      $ 1,243   $   850   $  393   $  158    $  235

      1,325       246     7.09   6.50   Investments - non-taxable      94        16       78        8        70

      7,235     6,548     5.96   4.32   Federal funds sold            431       283      148      118        30

          0        86     0.00   3.49   Interest-bearing bank           0         3       (3)       0        (3)
                                        balances
                                        Loans  (c)
     26,244    20,739     9.61   8.32      Commercial               2,521     1,726      795      337       458
      9,361     6,382     9.67   8.60     Real estate                 905       549      356      100       256

     33,292    30,140     9.38   8.21     Consumer                  3,123     2,474      494      390       259
 ----------  --------                                              ------   -------   ------
     68,897    57,261     9.51   8.21   Total loans                 6,549     4,749    1,800      835       965
 ----------  --------                                              ======   =======   ======
                                        Total interest-earning
     96,487    79,054     8.62   7.46   assets                      8,317     5,901    2,416    1,115     1,301
 ----------  --------   ------   ----                              ------   -------   ------   ------    ------

                                        INTEREST EXPENSE
                                        DEPOSITS
     17,214    12,992     2.99   2.48      NOW accounts               514       322      192       87       105
      2,959     3,402     3.51   2.79      Savings accounts           104        95        9       21       (12)
     12,140     9,550     3.84   3.07      Money market accounts      466       293      173       94        79
     16,828    13,557     5.95   4.26      CD's, $100M or more      1,001       577      424      285       139
     27,599    18,156     5.99   4.57      Other time deposits      1,652       829      823      392       431
 ----------  --------                                              ------   -------   ------

                                        Total interest-bearing
     76,740    57,657     4.87   3.67      deposits                 3,737     2,116    1,621      921       700
                                        Federal funds
                                           purchased and
                                           securities sold under
        731       688     5.61   3.92      repurchase agreements       41        27       14       12         2
 ----------  --------                                              ------   -------   ------
                                        Total interest-bearing
 $   77,471    58,345     4.88   3.67   liabilities                 3,778     2,143    1,635      933       702
 ----------  --------   ------   ----                              ------   -------   ------   ------    ------

                          3.73   3.80   INTEREST RATE SPREAD
                        ======   ====

                                        NET YIELD ON INTEREST-
                                        EARNING ASSETS AND
                          4.70%  4.75%  NET INTEREST INCOME       $ 4,539   $43,758   $  781   $  182    $  599
                        ======   ====                              ======   =======   ======   ======    ======

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate.

(b) The taxable equivalent adjustment results from state and municipal securities included above. There were no non-accrual loans in 1996 or 1995.

(c) The loan classifications shown here are based on the primary source of repayment. There are loans secured by real estate in both the commercial and the consumer categories.

INVESTMENTS

The following table sets forth the maturities, total book value, fair value and weighted average yields of the Bank's investments at December 31, 1996.




                                                                                                 Tax -
                                                                                               Equivalent
                                                              Amortized                         Weighted
                                                                 Cost           Fair Value    Average Yield
                                                             -----------       ------------   -------------
Securities available for sale:
    Due in one year or less                                  $ 5,001,325       $  5,044,688       6.75%
    Due after one year through five years                     20,974,001         20,861,636       6.14
    Due after five years through ten years                     1,995,820          2,053,929       7.63
    No contractual maturity                                    1,325,124          1,331,017       7.04
                                                             -----------       ------------

Total investment securities                                  $29,296,270       $ 29,291,270       6.38%
                                                             ===========       ============       ====


The table in Note 2 to the consolidated financial statements sets forth the book values and fair values of securities by major categories at December 31, 1996.

LOANS

The following tables set forth certain information regarding the Bank's loan portfolio as of December 31, 1996 and 1995.

LOANS BY CATEGORY

The composition of the loan portfolio at December 31, 1996 and 1995 is presented in Note 3 to the consolidated financial statements.

LOAN REPRICING OPPORTUNITIES

The following tables set forth certain loan maturity information as of December 31, 1996. Loan renewals generally reprice relative to the prime rate in effect at the time of the renewal. Management expects that certain real estate mortgage loans which have maturities of one to three years and longer amortization periods will renew at maturity.

                                                             After one year
                                                One year        through          Over
Loan Category                                    or less       five years     five years        Total
-------------                                  -----------   ---------------  -----------    -----------
Real estate-construction & development         $ 8,707,000      $ 4,821,000   $    7,000     $13,535,000
Real estate-mortgage                            18,149,000       30,313,000    1,605,000      50,067,000
Commercial, financial and agricultural           9,565,000        5,245,000       94,000      14,904,000
Loans to individuals                             5,531,887        4,396,593      214,309      10,142,789
                                               -----------      -----------   ----------     -----------
    Total                                      $41,952,887      $44,775,593   $1,920,309     $88,648,789
                                               ===========      ===========   ==========     ===========

Loans with floating and adjustable rates       $21,292,067      $22,198,194   $1,032,076     $44,522,337
Loans with fixed rates                          20,660,820       22,577,399      888,233      44,126,452
                                               -----------      -----------   ----------     -----------
    Total                                      $41,952,887      $44,775,593   $1,920,309     $88,648,789
                                               ===========      ===========   ==========     ===========


NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

At December 31, 1996 the Bank had no nonaccrual or restructured loans and had $23,000 in past due loans over 90 days. No interest income was recognized from nonaccrual loans in 1996. The Bank's policy is to place a loan on nonaccrual status when, in management's judgment, the collection of interest income appears doubtful. Interest receivable accrued in prior years and subsequently determined to have doubtful collectibility will be charged to the allowance for possible loan losses. Interest on loans that are classified as nonaccrual is recognized when received. Past due loans are loans whose principal or interest is past due 90 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

LOAN CONCENTRATIONS

Most of the Bank's business activity is with customers located within the Chatham County area. As of December 31, 1996, the Bank had a concentration of credit risk aggregating $63,602,000 on loans secured by real estate. This amount was comprised of $50,067,000 of real estate in which the source of repayment is primarily cash flow from commercial businesses and consumers and $13,535,000 to finance investment real estate in which the primary source of repayment is cash flow from sales proceeds and lease payments of income producing real estate. The Bank has no exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

PROVISION FOR POSSIBLE LOAN LOSSES

In 1996 and 1995, $195,000 and $172,000, respectively, were charged to the provision for loan losses. The allowance for loan losses was $1,239,864 and $1,061,285, or 1.40% of outstanding loans at the years ended 1996 and 1995, respectively. There were $23,042 and $9,676 of consumer loan charge-offs in 1996 and 1995, respectively and recoveries of $6,621 in 1996. The allowance for loan losses is allocated by different loan classifications based on management's assessment of risk inherent in the various types of loans. The level of the allowance for possible loan losses is considered appropriate due to the relative newness of the portfolio, the lack of time for historical loss experience and for the general economic uncertainties which are present in the economy.

The allowance for loan losses is based on estimates and is maintained at a level considered adequate to provide for potential loan losses. The adequacy of the allowance is based on management's continuing evaluation of the loan portfolio under current economic conditions, underlying collateral value securing loans and such other factors which deserve recognition in estimating loan losses. Actual future losses may be different from estimates due to unforeseen events. Loans, or portions thereof, which are deemed to be uncollectible will be charged against the allowance.

DEPOSITS

The following table summarizes average balances of deposits of the Company and the Bank on a consolidated basis and the average rates paid on such deposits during 1996 and 1995.


                                                            1996                             1995
                                                -------------------------         ------------------------
                                                     Amount         Rate              Amount         Rate
                                                --------------      -----         ------------       -----
Non-interest bearing demand                     $   16,577,000      0.00%         $ 13,226,000       0.00%
Interest bearing demand                             21,075,000      2.66            17,214,000       2.99
Saving deposits                                      3,125,000      3.30             2,959,000       3.51
Money market deposits                               14,758,000      3.86            12,140,000       3.84
Time deposits                                       54,520,000      5.82            44,427,000       5.96
                                                 -------------                     -----------
   Total                                         $ 110,055,000      4.00%         $ 89,966,000       4.15%
                                                 =============      ====           ===========       ====

The following table indicates the amount of the Bank's time certificates of deposit of $100,000 or more at December 31, 1996 by time remaining until maturity.

         Maturity Period                                          Amount
         ---------------                                       ------------
Three months or less                                           $  7,026,000
Over three through six months                                     8,252,000
Over six through twelve months                                    4,712,000
Over twelve months                                                3,116,000
                                                                -----------
Total                                                          $ 23,106,000
                                                               ============


RETURN ON ASSETS AND EQUITY

The following table shows return on assets (net income divided by average total assets), return on equity (net income divided by average shareholders' equity) and shareholders' equity to assets ratio (shareholders' equity divided by total assets) for the years ended December 31, 1996, 1995 and 1994. Dividends paid, adjusted for stock splits and stock dividends, were $.077 in 1996, $.067 in 1995 and $.032 cents in 1994.


                   Ratio                                1996              1995             1994
                   -----                                ----              ----             ----
Return on Average Assets                                1.20%             1.18%            1.09%
Return on Average Equity                               12.01%            10.53%            8.50%
Average Equity to Average Assets                       10.03%            11.19%           12.89%
Dividend Payout Ratio                                   8.66%             9.49%            6.24%

ITEM 2. PROPERTIES

The Bank's main office is located at 25 Bull Street, Savannah, Georgia 31401, on the ground floor and lower level of a seven story office building located on Johnson Square in downtown Savannah. The location is sometimes called the Financial Square because seven financial institutions surround the square (downtown park). The location is convenient to commercial customers and consumers who already use the services of the six other financial institution offices on Johnson Square.

The Company has leased approximately 4,710 square feet on the main floor of the building under a five-year lease with two optional five-year extensions in June, 1999 and 2004. The rental costs increase by 3% of the gross rental amount each year during the initial five-year term and thereafter in accordance with the Consumer Price Index. The Company is also responsible for its pro rata share of increases in the cost of ad valorem taxes, insurance, utilities and janitorial services.

The Company also leases approximately 4,210 square feet on the first floor of a two story building located at 400 Mall Boulevard, Savannah, Georgia. This space is being used for the Bank's first branch location. The building is located near the corner of Mall Boulevard and Hodgson Memorial Drive, a location that is convenient to a significant concentration of commercial, service, and retail entities. The lease rate increases with the consumer price index. The initial lease term is for five years and ends April 30, 1997 and the Bank has committed to exercise the next five year lease option. There are four five-year renewal options included in the terms. The Company is also responsible for its pro-rata share of increases in the cost of ad valorem taxes, insurance and maintenance of common areas. The bank renovated the existing space, constructed a vault, drive-in teller area and six drive-in teller lanes adjacent to the building.

During 1995, the Bank entered into a five-year ground lease with nine five-year renewal options at 100 Chatham Parkway. The Bank also has a right of first refusal to buy the property at appraised value should the owner ever decide to sell the property. The location is at the intersection of Chatham Parkway and U.S. Highway 80, a major commercial and industrial intersection in west Chatham County. The Bank made land improvements and constructed a 2200 square-foot banking facility including four drive-in lanes and an ATM drive-through lane. The West Chatham Office opened for business on November 20, 1995.

ITEM 3. LEGAL PROCEEDINGS
The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Item 5 information is included in the Management's Discussion and Analysis section of this Form 10-KSB.

ITEM 6.  SELECTED FINANCIAL DATA
The selected financial data for the years ended December 31, 1996, 1995, 1994, 1993, and 1992 are in the Management's Discussion and Analysis section Form 10-KSB.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp, Inc.'s (the Company's) financial condition and results of operations, the following analysis should be reviewed along with the consolidated financial statements and the accompanying notes.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The objectives of funds management include maintaining adequate liquidity and reasonable harmony between the repricing of sources and uses of funds or interest sensitive assets and liabilities. The goal of liquidity management is to ensure the availability of adequate funds to meet the loan demand and the deposit withdrawal needs of the Bank's customers. This is achieved through maintaining a combination of sufficient liquid assets, core deposit growth and unused capacity to purchase funds in the money markets.

During 1996, loans increased $12.9 million and deposits increased $21.9 million resulting in a decrease in the loan to deposit ratio from 76.2% at the beginning of the year to 73.0% at year-end. During 1997, management plans to emphasize both loan and deposit growth and to target a loan to deposit ratio in the 75% to 80% range. Core deposit growth will be accomplished through intensive marketing, competitive interest rates and through the opportunities at our new West Chatham office which opened in November, 1995 and our new Towne Centre Office scheduled to open in the fall of 1997 . The Savannah Bank (the Bank) became a member of the Federal Home Loan Bank (FHLB) in 1992. As a member of the FHLB, the Bank has access to short-term and long-term borrowings at favorable rates. These borrowings can be used for liquidity, asset-liability management and matched loan funding purposes. The Bank also has $7.5 million of federal funds borrowing lines available from correspondent banks.

A continuing objective of the bank's asset liability management is to maintain a high level of variable rate assets, including variable rate loans and shorter-maturity investments, to balance increases in interest rate sensitive liabilities. Interest sensitivity management and its effects on the net interest margin require analyses and actions that take into consideration volumes repriced and the timing and magnitude of their change. The interest sensitivity gaps which existed at December 31, 1996 and 1995, are presented in the following table.


DECEMBER 31, 1996 ($ in thousands)
----------------------------------                                                        Cumulative
         Interest sensitive within:              Assets      Liabilities           Gap           Gap
         --------------------------              ------      -----------    ----------    ----------
         3 months                              $ 65,825        $ 56,417     $    9,408     $  9,408
         3 - 6 months                             4,954          19,073        (14,119)     (4,711)
         6 - 12 months                           10,216          15,134         (4,918)     (9,629)
         Over 12 months                          47,760          10,814         36,946     $ 27,317
                                               --------        --------     ----------     ========
              Total                            $128,755        $101,438     $   27,317
                                               ========        ========     ==========

DECEMBER 31, 1995 ($ in thousands)
----------------------------------                                                         Cumulative
         Interest sensitive within:              Assets     Liabilities            Gap            Gap
         --------------------------              ------     -----------     ----------     ----------
         3 months                              $ 62,606        $ 49,753     $   12,853       $12,853
         3 - 6 months                             3,674           8,917         (5,243)        7,610
         6 - 12 months                            9,123          13,849         (4,726)        2,884
         Over 12 months                          32,602          13,347         19,255       $22,139
                                               --------        --------     ----------       =======
         Total                                 $108,005        $ 85,866     $   22,139
                                               ========        ========     ==========

At December 31, 1996, the Company was $3.4 million less asset sensitive within three months and $12.5 million more liability sensitive within one year than at December 31, 1995. The near term asset sensitivity will usually result in a lower net interest margin when rates decline. The primary reasons for change to a near term liability sensitive position was a decision in early 1995 to invest short-term funds in securities maturing in three to five years. This extended the average portfolio maturity from approximately 24 months to approximately 36 months. This was done to reduce the near term asset-sensitive position in the event of declining interest rates. The gap position after one year is of less concern because management has time to respond to changing financial conditions with actions which reduce the impact of the longer term gap positions.

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At December 31, 1996, the Company had unfunded commitments to extend credit of $15,182,000 and outstanding stand-by letters of credit of $30,000. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The financial condition of the Company can be assessed by examining the changes and relationships in the sources and uses of funds as shown in the consolidated statements of cash flows on page 27. Excellent core deposit growth and good loan growth resulted in an increase of $624,811, or 13.8%, in net interest income. The Company increased by $1.9 million its investment in U. S. Treasury and U.S. Government agency securities in 1996. In general investments have expected maturities of less than four years. Tax-exempt bank qualified municipals total $3.2 million, or approximately 11% of the investment portfolio, and have weighted average maturities of approximately nine years. At December 31, 1996, approximately 17.8 percent of equity capital, or $2,368,217, was invested in bank premises and equipment.

Management has classified all investment securities as available for sale since January 1, 1994. In 1995, a decrease in U.S. Treasury market rates of approximately 150 to 200 basis points caused net unrealized gains on available for sale securities to increase to $251,000, which is included in shareholders' equity at December 31, 1995. Increases in U.S. Treasury market rates of approximately 75 to 125 basis points in 1996 caused the equity valuation account to decrease to a $3,000 net reduction of shareholders' equity at December 31, 1996.

The Company's lending and investment policies continue to emphasize high quality growth. These policies may translate into slower growth in net interest income and earnings in the short-term; however, management believes these policies are in the best interests of the shareholders and customers in the long-term, as they lessen the negative impact of a recessionary business cycle. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company.

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements which specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of December 31, 1996, the Company and the Bank exceed the minimum requirements necessary, as defined, to be classified as "well-capitalized."

Total equity capital for the Company is $13,285,565, or 9.7% of total assets. Management expects that the Company's and the Bank's capital ratios will continue to remain above the well-capitalized capital ratio level, even in the event of future substantial increases in market rates, due to the relatively short 3.0 year weighted-average maturity of the investment portfolio and the relatively highly capitalized position of the Company. The high capital ratio and expected future earnings will allow the bank to continue its aggressive growth objectives without having to raise additional capital in the near future.

RESULTS OF OPERATIONS

1996 COMPARED WITH 1995

For 1996, the Company had a net income of $1,506,665 compared to 1995 net income of $1,204,022, an increase of 25%. Fully diluted earnings per share was $.85 in 1996 and $.68 in 1995, an increase of 25%. Earnings per share has been restated for a three for two stock split declared January 27, 1997 and payable on February 24, 1997. The following discussion and analysis summarizes the more significant factors affecting operating results in 1996 compared with 1995.

Net interest income was $5,143,762 in 1996 compared to $4,518,951 in 1995, an increase of $624,811, or 14%. Average interest-earning assets were up $20.7 million, or 21% in 1996 over 1995. The prime rate decreased 25 basis points to 8.25% during 1996 and time deposit rates decreased between 10 and 25 basis points during 1996. The net yield on interest earning assets decreased to 4.42% in 1996 from 4.70% in 1995. This ratio was declining at year-end 1995 with the decreasing prime rate and is declining slightly at year-end 1996 due to the level prime rate and significant asset growth since February 1, 1996.

As shown in the interest sensitivity table on page 16, the Company's cumulative interest sensitivity within six months and one year has shifted from asset sensitive in 1995 to being liability sensitive in 1996. The 1996 asset sensitivity posture indicates that net interest income will be impacted negatively when the prime rate and deposit rates decline. Soon after the rate declines stop, net interest income will be impacted positively due to the continued time deposit repricing at lower rates. The opposite is true in the event of rising rates.

The provision for loan losses was $195,000 in 1996 compared to $172,000 in 1995. Net loan charge-offs totaled $16,421 in 1996 and $9,676 in 1995. There was $23,000 in non-performing assets at December 31, 1996 and $7,000 at December 31, 1995. Because of the growth of the Bank since its inception in 1990, much of the loan portfolio has not been through a weak economic cycle and the Company has not developed loss experience over a complete business cycle. Accordingly, management continues to take a conservative posture with respect to additions to the allowance for possible loan losses. The allowance for possible loan losses was 1.40% at December 31, 1996 and 1995.

Other income was $654,050 in 1996 compared to $470,265 in 1995. Other income in 1996 included a securities gain of $97 compared to securities losses of $90,210 in 1995. Other income also included mortgage origination fees of $199,806 in 1996 and $175,972 in 1995. Higher mortgage rates during mid-1996 moderated the growth in mortgage origination fee income during 1996. Other income also included service charges on deposit accounts of $373,042 and $339,113 in 1996 and 1995, respectively. The increase in service charges is primarily due to the increased number of accounts. The Bank also implemented charges for customers using other bank's ATM's during mid-1996. A trust department was started in December, 1996. Although no trust fee income was earned in 1996, fee income is expected during 1997.

Other expenses were $3,290,147 in 1996 compared to $2,914,094 in 1995, an increase of $376,053. Salary and employee benefit expense increased due to two officer and one non-officer positions being added during the year and increased employee incentives and benefits. The Company also began The Savannah Bancorp, Inc. Employee Savings and Profit-sharing Plan, effective December 31, 1994. Contributions and administrative expenses related to the plan were approximately $58,000 and $45,000 in 1996 and 1995, respectively. Other operating expenses increased $34,883 or 4% as increases in data processing, postage and supplies related to the rapidly increasing volume of loan and deposit accounts and the costs necessary to acquire and service them was largely offset by decreases in FDIC insurance assessments. The FDIC dropped the insurance assessments for banks classified as "well-capitalized" to 4 cents from 23 cents per $100 in deposits, effective June 1, 1995 and then to a flat $2,000 minimum in 1996. Approximately $22,000 of trust department expense was incurred in 1996.

The provision for income taxes was $806,000 in 1996 and $699,100 in 1995. The effective federal and state tax rates were 34.9% and 36.7% in 1996 and 1995, respectively. The effective tax rate declined due to increased tax-exempt income.

RESULTS OF OPERATIONS

1995 COMPARED WITH 1994

For 1995, the Company had a net income of $1,204,022 or $.68 per fully diluted share compared to net income of $905,529 or $.51 per share in 1994. The 1995 earnings included losses on sales of securities, net of tax of $56,000 compared with $95,000 in losses, net of tax in 1994. The following discussion and analysis summarizes the more significant factors affecting operating results in 1995 compared with 1994.

Net interest income was $4,518,951 in 1995 compared to $3,755,349 in 1994, an increase of 20.3%. Average interest-earning assets were up $17.4 million, or 22% in 1995 over 1994. The prime rate decreased 50 basis points to 8.50% during 1995 and time deposit rates decreased between 26 and 101 basis points during 1995. The net yield on interest earning assets of 4.70% in 1995 remained nearly level with 1994. This ratio was rising at year-end 1994 with the increasing prime rate and is declining at year-end 1995 due to the decreasing prime rate. As shown in the table on page 16, the Company is asset sensitive within six months at December 31, 1995 and the net interest income is negatively impacted during periods of declining loan rates because the loans are repricing more quickly than the time deposits.

The provision for loan losses was $172,000 in 1995 compared to $125,000 in 1994. Loan charge-offs totaled $9,676 in 1995 and $6,451 in 1994. There was $7,000 in non-performing assets at December 31, 1995 and none in 1994. The allowance for possible loan losses was 1.40% at December 31, 1995 and 1.47% at December 31, 1994.

Other income was $470,265 in 1995 compared to $201,102 in 1994. Other income in 1995 included securities losses of $90,210 compared to $152,819 in 1994. Other income also included mortgage origination fees of $175,972 in 1995 compared to $52,236 in 1994. An additional mortgage origination specialist and substantially decreasing mortgage rates during 1995 caused the significant growth in mortgage origination fee income. Other income also included service charges on deposit accounts of $339,113 and $263,856 in 1995 and 1994, respectively. The increase in service charges is primarily due to a higher number of accounts and fewer waived charges.

Other expenses were $2,914,094 in 1995 compared to $2,407,450 in 1994, an increase of 21.0%. Salary and benefits increased due to three officer and four non-officer positions being added during the year. One officer position and three employee positions were for the new West Chatham Office. The Company also began The Savannah Bancorp, Inc. Employee Savings and Profit-sharing Plan, effective December 31, 1994. Contributions and administrative expenses related to the plan were approximately $45,000 and $12,000 in 1995 and 1994, respectively. Other operating expenses increased due to data processing, postage, supplies, advertising and sales promotion, professional fees, and taxes and licenses. Most of the other expense increases were directly related to the rapidly increasing volume of loan and deposit accounts and the costs necessary to acquire and service them. The FDIC dropped the insurance assessments for banks classified as "well-capitalized" to 4 cents from 23 cents per $100 in deposits, effective June 1, 1995.

The provision for income taxes was $699,100 in 1995 and $518,472 in 1994. The effective federal and state tax rates were 36.7% and 36.4% in 1995 and 1994, respectively.

SELECTED FINANCIAL DATA - FIVE YEAR COMPARISON
The following selected financial data for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and related notes included elsewhere in this annual report.

SELECTED YEAR-END BALANCES

                       ($ in thousands)           1996           1995           1994           1993           1992
                                                  ----           ----           ----           ----           ----
Total Assets                                 $ 137,452      $ 115,088       $ 90,434       $ 71,834       $ 55,388
Loans                                           88,649         75,827         61,219         52,037         38,003
Deposits                                       121,400         99,547         78,378         59,296         43,671
Interest-earning assets                        128,755        108,005         85,743         68,155         51,007
Interest-bearing liabilities                   101,438         85,866         63,045         52,513         38,625
Shareholders' equity                            13,286         12,163         10,858         10,528          9,998


SELECTED AVERAGE BALANCES

                       ($ in thousands)           1996           1995           1994           1993           1992
                                                  ----           ----           ----           ----           ----
Total assets                                  $125,154       $102,142        $83,370        $66,280       $ 45,831
Loans                                           80,654         68,897         57,261         46,235         30,195
Investment securities                           29,332         20,355         15,159         10,319         10,507
Other interest-earning assets                    7,197          7,235          6,634          5,564          2,306
Interest-earning assets                        117,183         96,487         79,054         62,118         43,008
Interest-bearing deposits                       93,478         76,740         57,657         45,781         29,901
Other borrowings                                 1,307            731            688          1,134          1,208
Interest-bearing liabilities                    94,785         77,471         58,345         46,915         31,109
Non-interest bearing deposits                   16,577         13,226         13,571          8,652          4,570
Deposits                                       110,055         89,966         71,228         54,433         34,471
Shareholders' equity                            12,549         11,436         10,749         10,262          9,851


SELECTED INCOME STATEMENT DATA

SUMMARY OF OPERATIONS                             1996            1995           1994          1993           1992
                                                  ----            ----           ----          ----           ----
Interest income                             $9,617,128      $8,296,855     $5,897,943    $4,268,664     $3,128,020
Interest expense                             4,473,366       3,777,904      2,142,594     1,646,788      1,291,460
                                             ---------       ---------      ---------     ---------      ---------
Net interest income                          5,143,762       4,518,951      3,755,349     2,621,876      1,836,560
Provision for loan losses                     (195,000)       (172,000)      (125,000)     (257,000)      (254,000)
                                             ---------       ---------      ---------     ---------      ---------
Net interest income after
   provision for loan losses                 4,948,762       4,346,951      3,630,349     2,364,876      1,582,560
Other income                                   654,050         470,265        201,102       234,930        236,064
Personnel expense                            1,718,691       1,487,339      1,167,670       980,910        856,254
Other expense                                1,571,456       1,426,755      1,239,780     1,021,919        744,472
                                             ---------       ---------      ---------     ---------      ---------
Income before provision for
   income taxes, accounting change
   and extraordinary item                    2,312,665       1,903,122      1,424,001       596,977        217,898
Provision for income taxes                    (806,000)       (699,100)      (518,472)     (182,600)       (70,448)
                                             ---------       ---------      ---------     ---------      ---------
Income before accounting
   change and extraordinary item             1,506,665       1,204,022        905,529       414,377        147,450


SELECTED INCOME STATEMENT DATA - CONTINUED

SUMMARY OF OPERATIONS                             1996            1995           1994          1993            1992
                                                  ----            ----           ----          ----            ----
Effect of tax accounting change                  -               -              -           115,000          -
Extraordinary item - Utilization of net
     operating loss carryforward                 -               -              -             -              70,448
                                           -----------     -----------      ---------     ---------      ----------
Net income                                 $ 1,506,665     $ 1,204,022      $ 905,529     $ 529,377      $  217,898
                                           ===========     ===========      =========     =========      ==========
Income per share before accounting
   change and extraordinary item           $       .85     $       .69      $     .51     $     .23      $      .08
                                           ===========     ===========      =========     =========      ==========

Net income per share - primary             $       .85     $       .69      $     .51     $     .29      $      .12
                                           ===========     ===========      =========     =========      ==========

Net income per share - fully diluted       $       .85     $       .68      $     .51     $     .29      $      .12
                                           ===========     ===========      =========     =========      ==========
Average primary common and
common equivalent shares outstanding         1,763,124       1,746,663      1,761,909     1,782,612       1,782,612
                                           ===========     ===========      =========     =========      ==========
Average fully diluted common and
common equivalent shares outstanding         1,781,448       1,761,306      1,761,909     1,782,612       1,782,612
                                           ===========     ===========      =========     =========      ==========

Dividends per share                        $       .08     $       .07      $     .03         -              -
                                           ===========     ===========      =========

All per share data and average shares have been restated for ten percent stock dividend in May, 1994 and a two-for-one stock split in July, 1995 and a three for two split in the form of a 50% stock dividend in February, 1997.

MARKET FOR REGISTRANT'S COMMON STOCK

The Company's common stock was sold in an initial public offering on April 10, 1990. It is traded in the over-the-counter market and is quoted on the NASDAQ non-National Market System under the symbol SAVB. Information as to the quarterly high and low stock prices for 1996 and 1995 is listed below. The prices represent high and low bid prices and they have been adjusted to reflect the two-for-one stock split distributed in July, 1995 and a three-for two split in the form of a 50% stock dividend declared in January, 1997 and paid in February, 1997. There were approximately 650 shareholders, including approximately 220 beneficial owners with security position listings at January 31, 1997.


Market Price Per               Fourth      Third    Second      First
Common Share                  Quarter    Quarter   Quarter    Quarter
----------------              -------    -------   -------    -------
1996
----
High                          $16.33     $13.83    $14.00     $14.00
Low                            12.67      12.67     12.67      12.67
1995
----
High                          $12.67     $10.67    $ 9.00     $ 7.00
Low                            10.67       9.17      7.00       6.67

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report thereon of Arthur Andersen LLP dated January 27, 1997, and the Consolidated Financial Highlights are included on the following pages in this Form 10-KSB Annual Report. The report of Price Waterhouse LLP for the years ended December 31, 1995 and 1994 is included as an financial schedule exhibit in this Form 10-KSB.

                  THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED FINANCIAL HIGHLIGHTS
                         DECEMBER 31, 1996 AND 1995

                   ($ in thousands, except per share data)

                                                                           Percent
                                                                           Increase
BALANCE SHEET DATA AT DECEMBER 31                      1996        1995   (Decrease)
($ in thousands, except per share data)                ----        ----   ----------
Total assets                                       $ 137,452   $ 115,088      19
Interest-earning assets                              128,755     108,005      19
Loans                                                 88,649      75,827      17
Deposits                                             121,400      99,547      22
Interest-bearing liabilities                         101,438      85,866      18
Shareholders' equity                                  13,286      12,163       9
Non-performing assets                                     23           7       -
Equity to assets                                        9.67%      10.57%     (9)
Tier 1 capital to risk-weighted assets                 15.91%      16.10%     (1)
Book value per share (1)                           $    7.81   $    7.15       9
Shares outstanding (1)                             1,701,312   1,701,312       -


                                                                           Percent
                                                                           Increase
FOR THE YEARS ENDED DECEMBER 31                        1996        1995   (Decrease)
                                                       ----        ----   ----------
Net income                                         $   1,507   $   1,204      25
Return on average assets                                1.20%       1.18%      2
Return on average equity                               12.01%      10.53%     14
Net income per share: (1)
   Primary                                         $    0.85   $    0.69      23
   Fully diluted                                   $    0.85   $    0.68      25
Dividends per share  (1)                           $   0.077   $   0.067      15
Average primary shares: (1)
   Primary                                         1,763,124   1,746,663       1
   Fully diluted                                   1,781,448   1,761,306       1


(1) After the effect of a 3 for 2 stock split in the form of a 50% stock dividend declared on January 27, 1997, payable on February 24, 1997.

THE SAVANNAH BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS


                                                                    DECEMBER 31,
----------------------------------------------------------------------------------------
                                                                1996             1995
----------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                   $   6,014,534    $   4,459,212
Federal funds sold                                           10,809,806        6,779,000
Securities available for sale, at fair value (amortized
 cost of $29,296,270 in 1996 and $25,398,201 in 1995)        29,291,270       25,803,201
Loans                                                        88,648,789       75,827,437
Less allowance for loan losses                               (1,239,864)      (1,061,285)
----------------------------------------------------------------------------------------
   Net loans                                                 87,408,925       74,766,152
Premises and equipment, net                                   2,368,217        2,007,345
Other assets                                                  1,558,956        1,273,455
----------------------------------------------------------------------------------------
   TOTAL ASSETS                                           $ 137,451,708    $ 115,088,365
========================================================================================

LIABILITIES
Deposits:
   Non interest-bearing demand                            $  21,812,550    $  15,674,302
   Interest-bearing demand                                   22,611,243       17,301,666
   Savings                                                    3,231,798        3,039,254
   Money market accounts                                     14,655,738       13,651,282
   Time, $100,000 and over                                   23,105,528       19,266,699
   Other time deposits                                       35,982,861       30,614,055
----------------------------------------------------------------------------------------
     Total deposits                                         121,399,718       99,547,258
Securities sold under repurchase agreements                   1,415,423        1,831,594
Federal funds purchased                                         434,533          161,659
Other liabilities                                               916,469        1,384,520
----------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                      124,166,143      102,925,031
----------------------------------------------------------------------------------------
Commitments and contingencies (Notes 9 and 11)

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share:  authorized
    20,000,000 shares; issued 1,188,408 shares in
    1996 and 1995                                             1,188,408        1,188,408
  Preferred stock, par value $1 per share:
    authorized 10,000,000 shares, none issued                      --               --
  Contributed Capital                                         9,518,959        9,518,959
  Retained earnings                                           3,135,311        1,759,080
  Treasury stock, 54,200 shares at cost,
    in 1996 and 1995, respectively                             (554,113)        (554,113)
  Unrealized (losses) gains on
    securities available for sale, net of tax                    (3,000)         251,000
----------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                              13,285,565       12,163,334
----------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 137,451,708    $ 115,088,365
========================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

THE SAVANNAH BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME


                                                      YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------
                                                 1996           1995           1994
--------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                        $ 7,417,422    $ 6,548,520    $ 4,748,524
Investment securities:
  Taxable                                      1,686,540      1,242,854        850,446
  Non-taxable                                    132,050         74,019         13,149
Interest-bearing bank balances                        --             --          3,362
Federal funds sold                               381,116        431,462        282,462
--------------------------------------------------------------------------------------
    Total  interest income                     9,617,128      8,296,855      5,897,943
--------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                       4,406,711      3,736,664      2,115,945
Securities sold under repurchase agreements       37,437         16,093            380
Federal funds purchased                           29,218         25,147         26,269
--------------------------------------------------------------------------------------
    Total interest expense                     4,473,366      3,777,904      2,142,594
--------------------------------------------------------------------------------------
NET INTEREST INCOME                            5,143,762      4,518,951      3,755,349
Provision for loan losses                       (195,000)      (172,000)      (125,000)
--------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses                    4,948,762      4,346,951      3,630,349
--------------------------------------------------------------------------------------
OTHER INCOME
Service charges on deposit accounts              373,042        339,113        263,856
Mortgage origination fees                        199,806        175,972         52,236
Other income                                      81,105         45,390         37,829
--------------------------------------------------------------------------------------
    Total other operating revenue                653,953        560,475        353,921
Gains (losses) on sales of securities                 97        (90,210)      (152,819)
--------------------------------------------------------------------------------------
    Total other income                           654,050        470,265        201,102
--------------------------------------------------------------------------------------
OTHER EXPENSE
Salaries and employee benefits                 1,718,691      1,487,339      1,167,670
Occupancy expense                                296,084        239,206        224,138
Equipment expense                                238,123        185,183        165,838
Other operating expenses                       1,037,249      1,002,366        849,804
--------------------------------------------------------------------------------------
    Total other expense                        3,290,147      2,914,094      2,407,450
--------------------------------------------------------------------------------------
Income before provision for income taxes       2,312,665      1,903,122      1,424,001
Provision for income taxes                      (806,000)      (699,100)      (518,472)
--------------------------------------------------------------------------------------

NET INCOME                                   $ 1,506,665    $ 1,204,022    $   905,529
======================================================================================

NET INCOME PER SHARE (1) - NOTE 1
  PRIMARY                                    $      0.85    $      0.69    $      0.51
  FULLY DILUTED                              $      0.85    $      0.68    $      0.51
======================================================================================

     (1) adjusted for a three for two stock split declared on January 27, 1997, payable on February 24, 1997.

The accompanying notes are an integral part of these consolidated financial statements.

THE SAVANNAH BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                          Unrealized
                                                                                                          Securities
                                                                                   Retained                (Losses)
                                                  Common Stock       Contributed   Earnings   Treasury      Gains,
                                               Shares      Amount       Capital   (Deficit)     Stock     Net of Tax     Total
=================================================================================================================================
Balance, December 31, 1993                     540,200   $  540,200   $9,830,883 $  156,511   $    --      $   --     $10,527,594
=================================================================================================================================

Cash dividends - $.10 per share                                                     (56,473)                              (56,473)

Stock dividend - 10 percent                     54,004       54,004      282,280   (336,284)                                 --

Change in unrealized losses on
  securities available for sale, net of tax                                                                (312,000)     (312,000)

Treasury stock purchases                                                                       (206,250)                 (206,250)

Net income                                                                          905,529                               905,529
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                     594,204      594,204   10,113,163    669,283    (206,250)   (312,000)   10,858,400
=================================================================================================================================

Cash dividends - $.10 per share                                                    (114,225)                             (114,225)

Two-for-one stock split                        594,204      594,204     (594,204)                                              --

Change in unrealized gains on
  securities available for sale, net of tax                                                                 563,000       563,000

Treasury stock purchases                                                                       (347,863)                 (347,863)

Net income                                                                        1,204,022                             1,204,022
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                   1,188,408    1,188,408    9,518,959  1,759,080    (554,113)    251,000    12,163,334
=================================================================================================================================

Cash dividends - $.115 per share                                                   (130,434)                             (130,434)

Change in unrealized losses on
  securities available for sale, net of tax                                                                (254,000)     (254,000)

Net income                                                                        1,506,665                             1,506,665
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                   1,188,408   $1,188,408   $9,518,959 $3,135,311   $(554,113)   $ (3,000)  $13,285,565
=================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

THE SAVANNAH BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                            YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------
                                                                      1996            1995            1994
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                       $  1,506,665    $  1,204,022    $    905,529
Adjustments to reconcile net income to cash
 provided by operations:
 Provision for loan losses                                            195,000         172,000         125,000
 Depreciation of premises and equipment                               237,302         188,532         178,239
 (Gains) losses on sales of securities                                    (97)         90,210         152,819
 Amortization (accretion) of securities - net                         139,293          51,801          (4,984)
 Increase in accrued interest receivable                             (222,061)       (275,408)       (212,782)
 (Increase) decrease in prepaid expenses and other                    (61,440)       (219,969)         28,725
 Increase in accrued interest payable                                   9,221         193,084          50,513
 (Decrease) increase in accrued expenses and other liabilities       (323,272)        163,118         234,757
-------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                       1,480,611       1,567,390       1,457,816
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Decrease in interest-bearing bank balances                               --              --           297,000
Net increase in federal funds sold                                 (4,030,806)     (1,658,000)       (987,000)
Purchases of investment securities                                (13,803,828)    (13,979,036)    (14,511,340)
Proceeds from  sales of investment securities                         991,563       2,405,240       4,843,750
Proceeds from  maturities of investment securities                  8,775,000       5,436,790       1,803,737
Net increase in loans made to customers                           (12,837,773)    (14,618,054)     (9,188,338)
Capital expenditures                                                 (598,174)     (1,024,787)        (99,055)
-------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                         (21,504,018)    (23,437,847)    (17,841,246)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in demand, savings and money market accounts          12,644,825       8,447,356       7,234,091
Net increase in time deposits                                       9,207,635      12,722,125      11,847,873
Net (decrease) increase in securities sold under
 repurchase agreements                                               (416,171)      1,831,594        (301,222)
Net increase (decrease) in federal funds purchased                    272,874        (161,467)       (796,940)
Purchase of treasury stock                                               --          (347,863)       (206,250)
Dividend payments                                                    (130,434)       (114,225)        (56,473)
-------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                      21,578,729      22,377,520      17,721,079
-------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                               1,555,322         507,063       1,337,649
    Cash and cash equivalents - beginning of year                   4,459,212       3,952,149       2,614,500
-------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents - end of year                      $  6,014,534    $  4,459,212    $  3,952,149
=============================================================================================================
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest on deposits and other borrowings                    $  4,464,145    $  3,584,820    $  2,092,081
    Income taxes                                                    1,075,383         815,000         280,000

The accompanying notes are an integral part of these consolidated financial statements.

THE SAVANNAH BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Savannah Bancorp, Inc. (the Company) was incorporated in Georgia on October 5, 1989, for the purpose of becoming a bank holding company for The Savannah Bank, N.A. (the Bank). In 1990, 540,200 shares of common stock were sold in two public offerings at $20 per share ($6.06 per share, adjusted for the effect of stock splits and dividend). The Company capitalized the Bank on August 22, 1990, by contributing $10,000,000 of net assets in exchange for the Bank's common stock. The Bank commenced operations on August 22, 1990.

Nature of Operations - The Company owns one commercial bank which offers a full range of lending and deposit products. The primary service area of the Bank is the city of Savannah, Georgia and surrounding Chatham County.

Basis of Presentation - The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of these financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management. These estimates include primarily the estimation of the allowance for loan losses and the fair value of financial instruments (Note 12). Actual results could differ from these estimates. Certain amounts in the previous years have been reclassified to conform to the current year's presentation.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

Securities Available for Sale --Management has classified its entire investment security portfolio as available for sale. Securities available for sale are carried at estimated fair value with unrealized gains and losses, net of deferred income taxes, recorded as a separate component of shareholders' equity.

Loans and Loan Fees - Loans are stated at principal amounts outstanding reduced by an allowance for loan losses. Interest income on loans is recognized to reflect a constant rate of return on net funds outstanding. Accrual of interest income is discontinued and uncollected interest reversed and charged against current income when management believes, after considering economic and business conditions and collection efforts, that the ultimate collection of interest is doubtful.

Generally, the Company recognizes loan fees to the extent costs are incurred in the origination of the loans. For certain loans, fees in excess of origination costs are deferred and amortized over the life of the loan. The methodology applied by the Company does not differ materially from generally accepted accounting principles.

Allowance for Loan Losses - The allowance for loan losses is based on estimates and maintained at a level considered adequate to provide for potential loan losses. The adequacy of the allowance is based on management's continuing evaluation of the loan portfolio under current economic conditions, underlying collateral value securing loans and such other factors which deserve recognition in estimating loan losses. Actual future losses may be different from estimates due to unforeseen events. Loans which are determined to be uncollectible are charged against the allowance.

Premises and Equipment - Building, furniture, banking equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives or estimated lease terms including expected lease renewals, ranging from three to fifty years, of the respective assets for financial reporting purposes and using an accelerated method for income tax purposes. Additions and major improvements are capitalized, while routine maintenance and repairs and gain or loss on dispositions are recognized currently.

Mortgage Origination Fees - The Company originates mortgage loans on behalf of third parties. Such loans are originated pursuant to commitments from third parties to acquire the loans which are in place prior to extension of a commitment to make the loan. In connection therewith, the Company generally charges certain origination fees to borrowers and may be paid amounts by purchasers which exceed the Company's basis in the loan (for example, a servicing release premium). Net cash gains from those activities are reported as mortgage origination fees in the accompanying consolidated statements of income when the loans are closed.

Income Taxes - Deferred tax assets and liabilities arise from timing differences in the recognition of revenues and expenses for income tax and financial reporting purposes, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

THE SAVANNAH BANCORP, INC. AND SUBSIDIARY

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Stock Splits and Dividends - The company declared a ten percent stock dividend in 1994, a two-for-one stock split in July, 1995 in the form of a 100% stock dividend and a three-for-two stock split in the form of a 50% stock dividend subsequent to the year ended December 31, 1996. All per share data and weighted average share and stock option information has been restated for the effect of these stock dividends and splits. The consolidated balance sheets and statements of changes in shareholders' equity have not been restated for the stock splits.

Net Income Per Share - Earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options (See Note 7), determined using the treasury method for primary and fully diluted shares outstanding adjusting for the stock splits and stock dividend, referred to above. The weighted average common and common equivalent primary shares outstanding used in the computation of earnings per share were 1,763,124, 1,746,663, and 1,761,909 in 1996, 1995 and 1994, respectively. The weighted average common and common equivalent fully diluted shares outstanding used in the computation of earnings per share were 1,781,448, 1,761,306, and 1,761,909 in 1996, 1995 and 1994,
respectively.


NOTE 2 - SECURITIES AVAILABLE FOR SALE

The aggregate amortized cost and fair value of securities available for sale as of December 31, 1996 and 1995 were as follows:

                                                           1996
                                -----------------------------------------------------------
                                 Amortized      Unrealized      Unrealized         Fair
                                    Cost           Gains          Losses           Value
                                ------------   ------------    ------------    ------------
Investment securities:
   U. S. Treasury securities    $ 16,235,455   $       --      $    (26,000)   $ 16,209,455
   U. S. Government agencies       6,988,265           --           (42,000)      6,946,265
   Mortgage-backed securities      1,927,331           --           (15,000)      1,912,331
   State and municipal             3,124,919         61,000            --         3,185,919
   Other taxable securities        1,020,300         17,000            --         1,037,300
                                ------------   ------------    ------------    ------------
                                $ 29,296,270   $     78,000    $    (83,000)   $ 29,291,270
                                ============   ============    ============    ============
                                                           1995
                                -----------------------------------------------------------
                                 Amortized      Unrealized      Unrealized         Fair
                                    Cost           Gains          Losses           Value
                                ------------   ------------    ------------    ------------
Investment securities:
   U. S. Treasury securities    $ 13,036,170   $    243,000    $       --      $ 13,279,170
   U. S. Government agencies       6,775,119         84,000            --         6,859,119
   Mortgage-backed securities      2,990,791           --            (3,000)      2,987,791
   State and municipal             2,024,921         81,000            --         2,105,921
   Other taxable securities          571,200           --              --           571,200
                                ------------   ------------    ------------    ------------
                                $ 25,398,201   $    408,000    $     (3,000)   $ 25,803,201
                                ============   ============    ============    ============

In 1996, proceeds from the sale of investment securities were $991,563 resulting in gross profits realized of $97. In 1995, proceeds from the sale of investment securities were $2,405,240 resulting in gross losses realized of $90,210 and in 1994, proceeds from the sale of investment securities were $4,843,750 resulting in gross losses realized of $152,819.

THE SAVANNAH BANCORP, INC. AND SUBSIDIARY

NOTE 2 - SECURITIES AVAILABLE FOR SALE - CONTINUED

The distribution of securities by maturity at December 31, 1996, is shown below.

                                                      Amortized
                                                         Cost         Fair Value
                                                     -----------     -----------
Securities available for sale:
  Due in one year or less                            $ 5,001,325     $ 5,044,688
  Due after one year through five years               20,974,001      20,861,636
  Due after five years through ten years               1,995,820       2,053,929
  Due after ten years                                  1,325,124       1,331,017
                                                     -----------     -----------
Total investment securities                          $29,296,270     $29,291,270
                                                     ===========     ===========

At December 31, 1996 and 1995, investment securities with a carrying value of $20,826,800 and $9,585,183, respectively, were pledged as collateral to secure public funds and securities sold under repurchase agreements.


NOTE 3 - LOANS

The composition of the loan portfolio at December 31, 1996 and 1995 is presented below.

                                                                            Percent                        Percent
                                                              1996          of Total        1995           of Total
                                                              ----          --------        ----           --------
         Commercial                                       $14,904,000         16.8%     $13,369,000          17.6%
         Real estate - construction and land development   13,535,000         15.3       10,568,000          13.9
         Real estate -  mortgage                           50,067,000         56.5       42,354,000          55.9
         Installment and other consumer                    10,142,789         11.4        9,536,437          12.6
                                                          -----------        -----      -----------         -----
         Total Loans                                      $88,648,789        100.0%     $75,827,437         100.0%
                                                          ===========        =====      ===========         =====

At December 31, 1996 and 1995, there were $23,000 and $7,000 in non-performing assets.

The allowance for loan losses is allocated by loan category based on management's assessment of risk within the various categories of loans. Changes in the allowance for loan losses are summarized as follows:

                                                                 1996                 1995                 1994
                                                                 ----                 ----                 ----
         Balance at the beginning of the year                 $1,061,285           $  898,961            $ 780,412
         Provision for loan losses                               195,000              172,000              125,000
         Charge-offs                                             (23,042)              (9,676)              (6,451)
         Recoveries                                                6,621                    -                    -
                                                              ----------           ----------             --------
         Balance at the end of the year                       $1,239,864           $1,061,285             $898,961
                                                              ==========           ==========             ========

The Bank has granted loans to certain directors of the Bank and to their associates. The aggregate amounts of loans were $3,158,000 and $3,111,000 at December 31, 1996 and 1995, respectively. During 1996, $1,068,000 of new loans were made, and repayments totaled $1,021,000. Unused lines of credit available to related parties aggregated $595,000 and $926,000 at December 31, 1996 and 1995, respectively. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.

THE SAVANNAH BANCORP, INC. AND SUBSIDIARY

NOTE 4 - PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, 1996 and 1995, are summarized as follows:

                                                             1996             1995
                                                             ----             ----
         Land                                            $   327,345       $     --
         Building                                            618,190          580,673
         Furniture and banking equipment                   1,400,927        1,282,635
         Leasehold  improvements                             874,499          873,619
                                                         -----------       ----------
                                                           3,220,961        2,736,927
         Less accumulated depreciation                       852,744          729,582
                                                         -----------       ----------
         Premises and equipment, net                     $ 2,368,217       $2,007,345
                                                         ===========       ==========

Depreciation of premises and equipment was $237,302, $188,532 and $178,239 in 1996, 1995 and 1994, respectively.


NOTE 5 - CREDIT ARRANGEMENTS

At December 31, 1996 federal funds line of credit arrangements aggregating $7,500,000 were available to the Bank from correspondent banking institutions. There are no commitment fees, and compensating balances are not required. These unused lines principally serve as liquidity back-up lines. The Bank is also a shareholder of the Federal Home Loan Bank of Atlanta (FHLB) and has access to borrowings from the FHLB.


NOTE 6 - INCOME TAXES

The provision for income taxes is composed of the following for each of the years ended December 31:

                                                      1996                1995                 1994
                                                      ----                ----                 ----
          Current federal                          $ 768,000           $ 763,000            $ 466,472
          Current state                               82,000              80,100                 --
                                                   ---------           ---------            ---------
                   Total current                     850,000             843,100              466,472
                                                   ---------           ---------            ---------
          Deferred federal                           (38,000)           (122,400)              16,000
          Deferred state                              (6,000)            (21,600)              36,000
                                                   ---------           ---------            ---------
                   Total deferred                    (44,000)           (144,000)              52,000
                                                   ---------           ---------            ---------
          Provision for income taxes               $ 806,000           $ 699,100            $ 518,472
                                                   =========           =========            =========

A deferred tax asset of $2,000 in 1996 and a deferred tax liability of $154,000 in 1995 have been recognized for the tax effect of the change in the valuation account for unrealized gains and losses on available for sale securities which are recorded net of tax in the equity section in accordance with SFAS No. 115.

A reconciliation between the amount computed by applying the U.S. federal tax rate of 34% to income before income taxes is as follows:

                                                                  1996                1995                 1994
                                                                  ----                ----                 ----
           Tax provision at 34%                                $ 786,000           $ 647,061            $ 484,160
           State tax,  net of federal tax benefit                 50,000              38,610               23,760
           Tax-exempt interest, net                              (43,000)            (21,840)              (4,040)
           Other                                                  13,000              35,269               14,592
                                                               ---------           ---------            ---------
           Provision for income taxes                          $ 806,000           $ 699,100            $ 518,472
                                                               =========           =========            =========

THE SAVANNAH BANCORP, INC. AND SUBSIDIARY

NOTE 6 - INCOME TAXES - CONTINUED

Deferred income tax assets (liabilities) are comprised of the following at December 31, 1996 and 1995:

         Deferred tax assets:                                     1996             1995
                                                                  ----             ----
              Allowance for loan losses                         $379,000         $311,000
              Deferred compensation                               13,000           16,000
              Unrealized losses on securities                      2,000             --
                                                                --------         --------
                      Total deferred tax assets                  394,000          327,000
                                                                --------         --------

         Deferred tax liabilities:
               Unrealized gains on securities                       --            154,000)
               Depreciation                                      (68,000)         (39,000)
               Market discount on bonds                          (23,000)         (29,000)
                                                                --------         --------
                      Total deferred tax liabilities             (91,000)        (222,000)
                                                                --------         --------
               Net deferred tax assets                          $303,000         $105,000
                                                                ========         ========


NOTE 7 - STOCK OPTION PLAN AND BENEFIT PLANS

In 1990, the Company granted options to the organizers permitting each organizer to purchase up to 4,125 shares of Common Stock (74,250 shares in the aggregate) at an option price of $6.06 per share. They may be exercised after the third year and before the end of the tenth year following the date the options were granted (April 10, 1990). In the event that the Company is required to raise additional capital for the Bank, the options must be either forfeited or exercised immediately for a price per share equal to the lesser of $6.06 or the then book value per share of the Common Stock.

The Company also has an Incentive Stock Option Plan which provides for the granting of stock options to certain key officers for the purchase of shares at the fair market value of the stock at the date of the grant. There are 28,500 remaining options authorized to be granted under this plan. Under this plan in April 1995, 44,550 options were granted with an exercise price of $7.50 for a period of ten years commencing April 18, 1995. In January 1996, an additional 44,550 options were granted under this plan with an exercise price of $13.33 for a period of ten years commencing January 2, 1996. In April, 1996, an additional 9,000 options were granted to other key officers at an exercise price of $13.33 per share. The April, 1996 options vest over five years and are exercisable over ten years.

                                             1996                          1995                       1994
                                     -----------------------     -----------------------      ---------------------
                                                    Weighted                    Weighted                   Weighted
                                                    Average                     Average                    Average
                                                    Exercise                    Exercise                   Exercise
                                     Shares          Price        Shares         Price        Shares        Price
                                     ------          -----        ------         -----        ------        -----
Outstanding at the beginning
 of year                             118,800         $6.60        74,250         $6.06        74,250         $6.06
Granted                               53,550         13.33        44,550          7.50             0           --
Outstanding at end of year           172,350          8.69       118,800          6.60        74,250          6.06
Exercisable at end of year           163,350          8.43       118,800          6.60        74,250          6.06

During 1996 and 1995, the weighted average fair value of options granted was $5.08 and $3.01 per option, respectively.

The Company has chosen to continue to account for its options under the provisions of Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees" and thus has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the options granted in 1996 and 1995 been determined based on fair value at the grant date for awards in 1996 and 1995, consistent with the provisions of SFAS No. 123, the Corporation's net income and net income per share would have been reduced to the pro forma amounts as shown in the following table:

THE SAVANNAH BANCORP, INC. AND SUBSIDIARY

NOTE 7 - STOCK OPTION PLAN AND BENEFIT PLANS - CONTINUED

                                                                    1996             1995
         -----------------------------------------------------------------------------------
         Net income - as reported                                $1,506,665       $1,204,022
         Net income - pro forma                                  $1,276,992       $1,069,870
         Net income per share - primary - as reported            $      .85       $      .69
         Net income per share - primary - pro forma              $      .72       $      .61
         Net income per share - fully diluted - as reported      $      .85       $      .68
         Net income per share - fully diluted - pro forma        $      .72       $      .61
         -----------------------------------------------------------------------------------

The assumption regarding the stock options issued to executives in 1996 and 1995 are that 100% of such options vested on grant date, except for the 9,000 granted in April, 1996 shares which vest equally between 1997-2001. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. In 1996: dividend yield of
 .05%; expected volatility of 0.19%; risk free interest rate of 5.59% and expected life of options of 8 years. In 1995: dividend yield of .89%; expected volatility of 0.19%; risk free interest rate of 7.1% and expected lives of 8 years.

The Company sponsors a 401(k) employee savings and profit-sharing plan in which substantially all full-time employees are eligible to participate. This plan allows eligible employees to save a portion of their salary on a pre-tax basis. Contributions to the plan are discretionary. Contributions and administrative expenses related to the plan aggregated $58,000 and $45,000 for the years ended December 31, 1996 and 1995, respectively.

NOTE 8 - CAPITAL RATIOS AND DIVIDEND RESTRICTIONS

The Office of Comptroller of the Currency (OCC) has adopted capital requirements which specify the minimum level for which no prompt corrective action is required. In addition, the Federal Deposit Insurance Corporation (FDIC) has adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. Failure to meet minimum capital requirements can result in the initiation of certain actions by the regulators that, if undertaken, could have a material effect on the Company's and the Bank's financial statements. Management believes as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The following table shows these capital ratios for the Company, the Bank, the regulatory minimum and the "well-capitalized" capital ratios at December 31, 1996:

                                                                   Regulatory          Well-
    Capital Ratios                         Company           Bank    Minimum       Capitalized
    --------------                         -------           ----    -------       -----------
Leverage Ratios
---------------
Tier 1 capital to total assets               9.67 %          9.62 %    4.00 %         5.00 %

Risk-based ratios
-----------------
Tier 1 capital to risk-weighted assets      15.91 %         15.83 %    4.00 %         6.00 %
Tier 1 capital to average risk-
    weighted assets                         17.53 %         17.45 %    4.00 %         5.00 %
Total capital to risk-weighted assets       17.16 %         17.08 %    8.00 %        10.00 %

Total shareholders' equity for the Company is $13,285,565, or 9.7% of total assets at December 31, 1996.


As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk-based, Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

OCC regulations restrict the amount of dividends which the Bank may pay without obtaining prior approval. Based on such regulatory restrictions, the Bank is limited from paying dividends in a calendar year which exceed the current year's book net income combined with the retained net profits of the preceding two years. At December 31, 1996, $3,164,555 in retained earnings of the Bank was available for the payment of dividends, subject to maintaining adequate capital ratios in the Bank. The Company is not subject to any regulatory restrictions on the payment of dividends to its shareholders.

THE SAVANNAH BANCORP, INC. AND SUBSIDIARY

NOTE 9 - LEASES AND COMMITMENTS

Future minimum payments under noncancelable land and office space operating leases with remaining terms in excess of one year are presented as follows: 1997
- $200,000; 1998 - $194,000; 1999 - $110,000; 2000 - $60,000; 2001 - $61,000 and
$16,000 thereafter. The land and office space leases contain customary escalation clauses. Additionally, the Bank has entered into a non-cancelable data processing servicing agreement which provides for minimum payments as follows: 1997 - $84,000; 1998 - $86,000; 1999 - $89,000; 2000 - $94,000; 2001 -
$95,000 and $49,000 thereafter. The agreement includes a termination clause where the Company can buyout the remainder of the contract for 60% of the current monthly contract times the remaining months.

The net rental expense for all office space operating leases amounted to $182,873 in 1996, $167,467 in 1995, and $153,358 in 1994. The leases on the office space have five year renewal options and require increased rentals under cost of living escalation clauses.

NOTE 10 - OTHER OPERATING EXPENSES

The components of other operating expenses for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                               1996                  1995                   1994
                                                               ----                  ----                   ----
          Outside data processing                          $  217,823            $  151,278             $  133,528
          Advertising and sales promotion                     147,592               170,201                145,184
          Professional and directors fees                     132,706               127,547                 54,823
          Stationery and supplies                              99,947                76,153                 62,613
          Postage and courier                                  95,232                65,335                 51,991
          Regulatory exams and audit fees                      89,799                90,910                 75,998
          Taxes and licenses                                   65,205                62,649                 48,879
          Telephone                                            41,168                32,953                 23,454
          Insurance                                            31,992                35,109                 32,083
          Correspondent bank charges                           16,370                16,320                 27,500
          FDIC insurance                                        2,000                90,286                140,612
          Other expense                                        97,415                83,625                 53,139
                                                           ----------            ----------             ----------
                  Total other operating expenses           $1,037,249            $1,002,366             $  849,804
                                                           ==========            ==========             ==========


NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Company is not a party to any off-balance sheet derivative financial instruments.

The Bank's exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 1996, unfunded commitments to extend credit were $15,182,000. None of these commitments to extend credit exceeded one year in duration. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At December 31, 1996 and 1995, commitments under letters of credit aggregated approximately $30,000 and

THE SAVANNAH BANCORP, INC. AND SUBSIDIARY

NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - CONTINUED

$70,000, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Most of the Bank's business activity is with customers located within the Chatham County area. As of December 31, 1996, the Bank had a concentration of credit risk aggregating $63,602,000 on loans secured by real estate. This amount was comprised of $50,067,000 of real estate in which the source of repayment is primarily cash flow from commercial businesses and consumers and $13,535,000 to finance investment real estate in which the primary source of repayment is cash flow from sales proceeds and lease payments of income producing real estate. The Bank has no exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

For the Company, as with most financial institutions, the majority of its assets and liabilities are considered financial instruments. Many of the financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant estimations and present value calculations are used for the purpose of this disclosure. Such estimations involve judgements as to economic conditions, risk characteristics and future expected loss experience of various financial instruments and other factors that cannot be determined with precision.

Cash and due from banks, federal funds sold, variable rate loans, all deposits except time deposits with remaining maturities over six months and other borrowings have carrying amounts which approximate fair value primarily because of the short repricing opportunities of these instruments.

Following is a description of the methods and assumptions used by the Company to estimate the fair value of its financial instruments:

Investment Securities: Fair value is based upon quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans: The fair value for various types of fixed rate loans is estimated by discounting the expected future cash flows using the Bank's current interest rates at which loans would be made to borrowers with similar credit risk. As the discount rates are based on current loan rates, as well as management estimates, the fair values presented may not necessarily be indicative of the value negotiated in an actual sale. The estimated fair value of the Bank's off-balance-sheet commitments is nominal since the committed rates approximate current rates offered for commitments with similar rate and maturity characteristics and since the estimated credit risk associated with such commitments is not significant.

Deposit liabilities: The fair value of fixed-maturity time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                     December 31, 1996
                                                 ---------------------------
                                                                  Estimated
                                                   Carrying         Fair
                                                     Value          Value
                                                     -----          -----
Financial assets:
   Cash and federal funds sold                   $ 16,824,340   $ 16,824,340
   Securities available for sale                   29,291,270     29,291,270
   Loans                                           88,648,789     88,521,000

Financial liabilities:
   Deposits                                      $121,399,718   $121,599,000
   Securities sold under repurchase agreements      1,415,423      1,415,423
   Federal funds purchased                            434,533        434,533

THE SAVANNAH BANCORP, INC. AND SUBSIDIARY

NOTE 13 - THE SAVANNAH BANCORP, INC.(PARENT COMPANY ONLY) FINANCIAL INFORMATION


The following is a condensed statement of condition of the parent company at December 31, 1996 and 1995:

 ASSETS                                        1996            1995
                                          ------------    ------------
 Cash on deposit                          $      2,624    $     14,063
 Interest-bearing deposits in bank              79,484          80,484
 Investment in subsidiary                   13,221,606      12,084,044
 Other assets                                    2,884           8,659
                                          ------------    ------------

   Total assets                           $ 13,306,598    $ 12,187,250
                                          ============    ============

 LIABILITIES
 Other liabilities                        $     21,033    $     23,916
                                          ------------    ------------
     Total liabilities                          21,033          23,916
                                          ------------    ------------

 SHAREHOLDERS' EQUITY
 Common stock                                1,188,408       1,188,408
 Capital surplus                             9,518,959       9,518,959
 Treasury stock                               (554,113)       (554,113)
 Unrealized (losses) gains on available
    for sale securities, net of tax             (3,000)        251,000
 Retained earnings                           3,135,311       1,759,080
                                          ------------    ------------
     Total shareholders' equity             13,285,565      12,163,334
                                          ------------    ------------
     Total liabilities and
       shareholders' equity               $ 13,306,598    $ 12,187,250
                                          ============    ============

THE SAVANNAH BANCORP, INC. AND SUBSIDIARY

The operating results of the parent company are shown below for the three years ended December 31:

                                         1996         1995         1994
                                      ----------   ----------   ----------
 Dividend income                      $  150,000   $  400,000   $     --
 Interest income                           2,235        3,730       11,402
 Interest expense                           --          1,178         --
                                      ----------   ----------   ----------
 Net interest & dividend income          152,235      402,552       11,402
 Total expenses                           56,132       63,122       49,701
                                      ----------   ----------   ----------

 Income (loss) before income
   taxes and equity in undist-
   ributed net income of subsidiary       96,103      339,430      (38,299)
 Credit for income taxes                  19,000       21,900       13,528
                                      ----------   ----------   ----------
 Income (loss) before equity in
    undistributed net income
   of subsidiary                         115,103      361,330      (24,771)
 Equity in undistributed net
    income of subsidiary               1,391,562      842,692      930,300
                                      ----------   ----------   ----------

 Net income                           $1,506,665   $1,204,022   $  905,529
                                      ==========   ==========   ==========


The cash flows of the parent company are shown below for the three years ended December 31:

                                   1996           1995           1994
                               -----------    -----------    -----------
OPERATING ACTIVITIES
Net income                     $ 1,506,665    $ 1,204,022    $   905,529
Adjustments to reconcile net
  income to cash used
  for operations:
 Equity in undistributed net
    income of subsidiary        (1,391,562)      (842,692)      (930,300)
 Income tax allocation due
    from subsidiary                   --             --          (13,528)
 Decrease  in other
    assets                           5,775            576         15,595
 (Decrease) increase in
    accrued expenses                (2,883)         7,395            510
                               -----------    -----------    -----------
 Net cash provided (used)
    for operating activities       117,995        369,301        (22,194)
                               -----------    -----------    -----------

INVESTING ACTIVITIES
Decrease in interest-
 bearing bank balances               1,000         99,516        285,000
                               -----------    -----------    -----------
 Net cash provided by
    investing activities             1,000         99,516        285,000
                               -----------    -----------    -----------

FINANCING ACTIVITIES
Purchase of treasury stock            --         (347,863)      (206,250)
Dividends paid                    (130,434)      (114,225)       (56,473)
                               -----------    -----------    -----------
 Net cash used in
    financing activities          (130,434)      (462,088)      (262,723)
                               -----------    -----------    -----------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS              (11,439)         6,729             83

Cash at January 1                   14,063          7,334          7,251
                               -----------    -----------    -----------

Cash at December 31            $     2,624    $    14,063    $     7,334
                               ===========    ===========    ===========


The parent company financial statements include the following inter- company items: interest-bearing deposits on the balance sheet; dividend income, interest income and $14,400 of fees paid each year to the Bank in other expenses on the income statement.

               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of The Savannah Bancorp, Inc. is responsible for the preparation of the financial statements, related financial data and other financial information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and judgment where appropriate. Financial information appearing in this annual report is consistent with the financial statements.

In meeting its responsibility both for the integrity and fairness of these statements and information, management depends on the accounting system and related internal control structures that are designed to provide reasonable assurance that transactions are authorized and recorded in accordance with established procedures, and that assets are safeguarded and proper and reliable records are maintained.

The Audit Committee of The Savannah Bancorp, Inc.'s Board of Directors, composed solely of outside directors, meets regularly with the Company's management, independent certified public accountants and regulatory examiners to review matters relating to financial reporting, internal control structure and the nature, extent and results of the audit effort. The independent certified public accountants have direct access to the Audit Committee with or without management present.

The 1996 financial statements have been audited by Arthur Andersen LLP, independent certified public accountants. Their appointment was recommended by the Audit Committee and approved by the Board of Directors. Their audit provides an objective assessment of the degree to which the Company's management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures which include reviewing internal control structure and performing selected tests of transactions and records as indicated in their report. These auditing procedures are designed to provide a reasonable level of assurance that the financial statements are fairly presented in all material respects.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Savannah Bancorp, Inc.

         We have audited the accompanying consolidated balance sheet of The Savannah Bancorp, Inc. (a Georgia Corporation) and its subsidiary as of December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The Savannah Bancorp, Inc. and its subsidiary as of December 31, 1995 and 1994 were audited by other auditors whose report dated January 17, 1996, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Savannah Bancorp, Inc. and its subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP
Jacksonville, Florida
January 27, 1997

PART IV. - ITEM 14.(2) - FINANCIAL STATEMENT SCHEDULE



                  REPORT OF PREDECESSOR INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of The Savannah Bancorp, Inc.


In our opinion, the consolidated balance sheet and the related statements of income, of changes in shareholders' equity and of cash flows as of and for each of the two years in the period ended December 31, 1995 (appearing on pages 8 through 20 of The Savannah Bancorp, Inc. and The Savannah Bank 1996 Annual Report to Shareholders which is incorporated by reference in this Form 10-KSB Annual Report) present fairly, in all material respects, the financial position, results of operations and cash flows of The Savannah Bancorp, Inc. and its subsidiary as of and for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of The Savannah Bancorp, Inc. for any period subsequent to December 31, 1995.


PRICE WATERHOUSE LLP

Savannah, Georgia
January 17, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors has engaged Arthur Andersen LLP, independent certified public accountants, as its independent auditors for The Savannah Bancorp, Inc. and its subsidiary for the current fiscal year ending December 31, 1997, subject to ratification by the shareholders. Fiscal 1997 will be the second year Arthur Andersen LLP will audit the books and records of the Company. The decision to change the Company's independent auditors from Price Waterhouse LLP to Arthur Andersen LLP was made by the Company's Board of Directors on March 27, 1996. Arthur Andersen LLP was engaged in April, 1996. During the periods in which Price Waterhouse LLP audited the books and records of the Company, none of the reports issued by such firm on the financial statements of the Company contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. The Company has never had any disagreements with Price Waterhouse LLP or Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Registrant's Proxy Statement dated March 24, 1997, to be filed on or before March 24, 1997. All reports required pursuant to the insider trading regulations were filed timely with the exception of directors Davis and Worth who had beneficial shares owned by adult children that ceased to be beneficially owned shares during the year. These changes were reported timely on Form 5.

ITEM 11.  EXECUTIVE COMPENSATION
Incorporated herein by reference to the sections entitled "Executive Compensation" in the Registrant's Proxy Statement dated March 24, 1997, to be filed on or before March 24, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated herein by reference to the sections entitled "Election of Directors" and "Ownership of Equity Securities" in the Registrant's Proxy Statement dated March 24, 1997, to be filed on or before March 24, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information contained in Note 3 to the Consolidated Financial Statements on page 14 of the 1996 Annual Report to Shareholders, and under the caption "Certain Transactions" in the Registrant's Proxy Statement dated March 24, 1997, to be filed on or before March 24, 1997.

PART IV
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(A) 1. FINANCIAL STATEMENTS
The financial statements, together with the applicable report of independent accountants, are included on pages 24-38 of this 1996 Form 10-KSB.

    2. FINANCIAL STATEMENT SCHEDULES
       Report of Predecessor Independent Accountants
       Article 9 EDGAR disclosures Financial Data Schedule
         (for SEC use only)

    3. EXHIBITS

         Exhibit
         Number                 Description
         -------                -----------
         2.1 *      Articles of Incorporation
         3.2 *      By-laws as amended
         5   *      Opinion and Consent of Adams, Gardner, Ellis, Inglesby and Falligant
         10.1*      Lease for Bank Site and Assumption of Lease
         10.2*      Employment Agreement
         10.5*      Form of Organizers' Stock Option Agreement
         10.6*      Lease for Mall Boulevard Office dated February 14, 1992
         27         Financial Data Schedule (for SEC use only)

* Items 2.1 through 10.6 were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 33-33405) and such documents are incorporated herein by reference.

(b)      REPORTS ON FORM 8-K
No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 18, 1997 by the undersigned, thereunto duly authorized.

THE SAVANNAH BANCORP, INC.

By:  /s/ Archie H. Davis
     Archie H. Davis, President and
         Chief Executive Officer
     (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 18, 1997 by the following persons in the capacities indicated.

By:  /s/ Archie H. Davis
     Archie H. Davis, President and
         Chief Executive Officer
    (Principal Executive Officer)

     /s/ Robert B. Briscoe
     Robert B. Briscoe, Chief
     Financial Officer
     (Principal Financial and Accounting Officer)

Directors:

/s/ J. Wiley Ellis
J. Wiley Ellis
Chairman of the Board

/s/ Russell W. Carpenter
Russell W. Carpenter

/s/ Robert H. Demere, Jr.
Robert H. Demere, Jr.

/s/ Julius Edel
Julius Edel

(continued)

Page Two of the Signature Page.


/s/ Robert W. Groves III
Robert W. Groves III


/s/ Jack M. Jones
Jack M. Jones


/s/ Aaron M. Levy
Aaron M. Levy


/s/ J. Curtis Lewis
J. Curtis Lewis


/s/ M. Lane Morrison
M. Lane Morrison


/s/ Jack W. Shearouse
Jack W. Shearouse


/s/ Penelope S. Wirth
Penelope S. Wirth