Form 10-Q
period 1997-03-31
SAVANNAH BANCORP INC
filed 1997-05-07
CIK 860519

            ========================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q

                                   (Mark one)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                                       or
             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------      ------------
                         Commission file number 0-18560


                         The Savannah Bancorp, Inc.
           -------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Georgia                                  58-1861820
-------------------------------             ----------------------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                Identification No.)

                     25 Bull Street, Savannah, GA         31401
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997.

1,705,423 shares of Common Stock, $1.00 par value per share

           =======================================================

                           THE SAVANNAH BANCORP, INC.
                                FORM 10-Q INDEX
                                 MARCH 31, 1997



PART I - FINANCIAL INFORMATION


                                                                                Page
Item 1. Financial Statements
        Consolidated Balance Sheets - March 31, 1997 and December 31, 1996      2
        Consolidated Statements of Income
             For the Three Months Ended March 31, 1997 and 1996                 3
        Consolidated Statements of Changes in Shareholders' Equity
             For the Three Months Ended March 31, 1997 and 1996                 4
        Consolidated Statements of Cash Flows
             For the Three Months Ended March 31, 1997 and 1996                 5
        Condensed Notes to Consolidated Financial Statements                    6
Item 2. Management's Discussion and Analysis of  Financial Condition
        and Results of Operations                                               7-9


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                       10
Item 2. Changes in Securities                                                   10
Item 3. Defaults Upon Senior Securities                                         10
Item 4. Submission of Matters to a Vote of Security Holders                     10
Item 5. Other Information                                                       10
Item 6. Exhibits and Reports on Form 8-K                                        10
Signatures                                                                      10

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
F                 (dollars in thousands, except per share data)
                                  (Unaudited)


                                                                                   MARCH 31,           DECEMBER 31,
                                                                                      1997                1996
                                                                                   ----------          ----------

ASSETS
Cash and due from banks                                                            $    6,523          $    6,015
Federal funds sold                                                                     10,025              10,810
Investment securities available for sale:
  U. S. Treasury Securities (amortized cost of
  $15,212 and $16,235 in 1997 and 1996)                                                15,053              16,209
  Other taxable investments (amortized cost of
  $11,908 and $9,936 in 1997 and 1996)                                                 11,770               9,896
  State and municipal investments (amortized cost of
  $3,125 in 1997 and 1996)                                                              3,180               3,186
                                                                                   ----------          ----------
        Total investment securities available for sale                                 30,003              29,291
Loans                                                                                  89,631              88,649
Less allowance for loan losses                                                         (1,290)             (1,240)
                                                                                   ----------          ----------
        Net loans                                                                      88,341              87,409
Premises and equipment, net                                                             2,383               2,368
Other assets                                                                            1,686               1,559
                                                                                   ----------          ----------
        TOTAL ASSETS                                                               $  138,961          $  137,452
                                                                                   ==========          ==========

LIABILITIES
Deposits:
  Non-interest bearing demand                                                      $   20,418          $   21,812
  Interest-bearing demand                                                              19,247              22,611
  Savings                                                                               3,380               3,232
  Money market accounts                                                                17,219              14,656
  Time, $100,000 and over                                                              24,072              23,106
  Other time deposits                                                                  37,656              35,983
                                                                                   ----------          ----------

        Total deposits                                                                121,992             121,400
  Federal funds purchased and securities sold under
        agreements to repurchase                                                        2,331               1,850
  Other liabilities                                                                     1,142                 916
        TOTAL LIABILITIES                                                          ----------          ----------
                                                                                      125,465             124,166
                                                                                   ----------          ----------
SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share:  authorized
    20,000,000 shares; issued 1,782,598 and 1,188,408                                   1,783               1,188
    shares in 1997 and 1996
  Preferred stock, par value $1 per share:
    authorized 10,000,000 shares, none issued                                             -                   -
  Capital surplus                                                                       8,924               9,519
  Retained earnings                                                                     3,468               3,136
  Treasury stock, at cost, 77,175 and 54,200 shares
   in 1997 and 1996                                                                      (529)               (554)
  Net unrealized holding losses on
   available for sale securities                                                         (150)                 (3)
                                                                                   ----------          ----------
        TOTAL SHAREHOLDERS' EQUITY                                                     13,496              13,286
                                                                                   ----------          ----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  138,961          $  137,452
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

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share data)
                                  (Unaudited)

                                                               For the Three Months Ended
                                                                        March 31,
                                                             -------------------------------
                                                               1997                   1996
                                                             --------               --------
INTEREST INCOME
Loans (includes loan fees)                                   $  1,988               $  1,748
Investment securities                                             446                    417
Federal funds sold                                                117                     83
                                                             --------               --------
        Total  interest income                                  2,551                  2,248
                                                             --------               --------
INTEREST EXPENSE

Deposits                                                        1,154                  1,051
Other short-term borrowings                                        29                     21
                                                             --------               --------
        Total interest expense                                  1,183                  1,072
                                                             --------               --------
NET INTEREST INCOME                                             1,368                  1,176
Provision for loan losses                                          50                     60
                                                             --------               --------
Net interest income after
  provision for loan losses                                     1,318                  1,116
                                                             --------               --------
OTHER INCOME
Service charges on deposit accounts                                97                     85
Mortgage origination fees                                          59                     53
Other income                                                       35                     12
                                                             --------               --------
        Total other income                                        191                    150
                                                             --------               --------
OTHER EXPENSE
Salaries and employee benefits                                    509                    411
Occupancy expense                                                  78                     74
Equipment expense                                                  68                     61
Other operating expenses                                          287                    243
                                                             --------               --------
        Total other expense                                       942                    789
                                                             --------               --------
Income before provision for income taxes                          567                    477
Provision for income taxes                                        200                    172
                                                             --------               --------
NET INCOME                                                   $    367               $    305
                                                             ========               ========
NET INCOME PER SHARE: (a)
        Primary                                              $   0.20               $   0.17
                                                             ========               ========
        Fully-diluted                                        $   0.20               $   0.17
                                                             ========               ========

(a) - 1996 restated for a 3-for-2 stock split distributed on February 24, 1997.

See the condensed notes to the consolidated financial statements.

                  THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (dollars in thousands, except per share data)
                                 (Unaudited)


                                                                                                      NET
                                                                                                   UNREALIZED
                                                                                                    HOLDING
                                                       COMMON     CAPITAL    RETAINED   TREASURY   GAINS (LOSSES),
                                           SHARES      STOCK      SURPLUS    EARNINGS    STOCK      NET OF TAX     TOTAL
                                           ------      -----      -------    --------    ------     ----------     -----
FOR THE THREE MONTHS
--------------------
ENDED MARCH 31, 1996
--------------------
Balance, December 31, 1995                1,188,408    $ 1,188    $ 9,519    $ 1,759      ($554)    $  251         $ 12,163

Cash dividends - $.025 per share                  -          -          -        (29)         -          -              (29)

Change in unrealized gains on securities
 available for sale, net of tax                   -          -          -          -          -       (190)            (190)

Net income                                        -          -          -        305          -          -              305
                                          ---------    -------    -------    -------     ------     ------         --------
Balance at end of period                  1,188,408    $ 1,188    $ 9,519    $ 2,035     ($ 554)    $   61         $ 12,249
                                          =========    =======    =======    =======     ======     ======         ========

FOR THE THREE MONTHS
--------------------
ENDED MARCH 31, 1997
--------------------

Balance, December 31, 1996                1,188,408    $ 1,188    $ 9,519    $ 3,136     ($ 554)      ($ 3)        $ 13,286

Three-for-two stock split                   594,190        595       (595)         -          -          -                -

Cash dividends - $.02 per share                   -          -          -        (35)         -          -              (35)

Change in unrealized losses on securities
available for sale, net of tax                    -          -          -          -          -       (147)            (147)

Reissuance of treasury stock                      -          -          -          -         25          -               25

Net income                                        -          -          -        367          -          -              367
                                          ---------    -------    -------    -------     ------     ------         --------
Balance at end of period                  1,782,598    $ 1,783    $ 8,924    $ 3,468     ($ 529)    ($ 150)        $ 13,496
                                          =========    =======    =======    =======     ======     ======         ========


See the condensed notes to the consolidated financial statements.

                  THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                 (Unaudited)


                                                                                 For the Three Months Ended
                                                                                         March 31,
                                                                                 --------------------------
                                                                                  1997               1996
                                                                                 -------            -------
OPERATING ACTIVITIES
Net income                                                                       $   367            $   305
Adjustments to reconcile net income to cash
  Provided by operating activities:
  Provision for loan losses                                                           50                 60
  Depreciation of premises and equipment                                              63                 18
  Amortization of investment securities discount-net                                 118                 20
  Decrease (increase) in accrued interest receivable                                  15                (98)
  Increase in prepaid expenses and other assets                                      (52)              (111)
  Increase (decrease) in accrued interest payable                                     57                (52)
  Increase (decrease) in other liabilities                                           169                (34)
                                                                                 -------            -------
     Net cash provided by operating activities                                       787                108
INVESTING ACTIVITIES                                                             -------            -------
Net increase in federal funds sold                                                   785              3,894
Purchases of investment securities                                                (2,067)            (9,316)
Proceeds from maturities of investment securities                                  1,000              4,791
Net increase in loans made to customers                                             (982)            (1,057)
Capital expenditures                                                                 (78)              (384)
                                                                                 -------            -------
     Net cash used in investing activities                                        (1,342)            (2,072)
                                                                                 -------            -------
FINANCING ACTIVITIES
Net (decrease) increase in demand, savings and money market accounts              (2,047)             3,105
Net increase in certificates of deposit                                            2,639              1,500
Net increase (decrease) in securities sold under agreements to
  repurchase                                                                         315             (1,077)
Increase in federal funds purchased                                                  166                105
Reissuance of treasury stock                                                          25                  0
Dividend payments                                                                    (35)               (29)
                                                                                 -------            -------
     Net cash provided by financing activities                                     1,063              3,604
                                                                                 -------            -------
INCREASE IN CASH AND CASH EQUIVALENTS                                                508              1,640
Cash and cash equivalents at beginning of year                                     6,015              4,459
                                                                                 -------            -------
Cash and cash equivalents at end of period                                       $ 6,523            $ 6,099
                                                                                 =======            =======


   See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 -  SHAREHOLDERS' EQUITY

On January 26, 1997, the Company's Board of Directors declared a three-for-two stock split payable February 24, 1997 to shareholders of record on February 7, 1997. Per share amounts have been restated to reflect the stock split.

NOTE 3 -  SHARES USED IN COMPUTING NET INCOME PER SHARE

Net income per fully diluted share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. The fully diluted weighted average shares outstanding were 1,796,000 and 1,756,000 for the first quarters of 1997 and 1996, respectively. They included 92,000 and 55,000 common equivalent shares in 1997 and 1996, respectively.

NOTE 4 -  CHANGE IN ACCOUNTING STANDARD

In February, 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement will be effective beginning in the Company's financial statements for the year ended December 31, 1997, including restatement of historical earnings per share presented in such financial statements. Management does not expect the impact of SFAS No. 128 to materially differ from the current presentation of earnings per share.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at March 31, 1997 and December 31, 1996, and results of operations for the quarters ended March 31, 1997 and 1996, the following analysis should be reviewed along with other information including the Company's December 31, 1996 Annual Report on Form 10-KSB.

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

The Company will fund anticipated loan growth primarily through normal deposit growth. However, the Bank is a member of the Federal Home Loan Bank of Atlanta
(FHLB) and has access to borrowings in excess of $10.0 million by pledging qualifying residential real estate loans under a blanket float lien agreement. The FHLB will also lend against unpledged investment securities of approximately $15 million. In addition, the Bank has $8.0 million of unused short-term federal funds borrowing lines available from correspondent banks.

The relatively high volume of $24.1 million of certificates of deposit over $100,000, includes $6-8 million of negotiated rate deposits. The remaining large certificates are considered to be core deposit funds. Most are on an automatically renewing basis for 6 - 12 months and have proven to be no more rate sensitive than the smaller time deposits. These deposits have been acquired and retained primarily through relationships and service. The Bank has done no advertising of higher rates to attract deposits and has consistently set its deposit rates with very little premium above the regional bank competition in our market area.

During the fourth quarter, 1995, the bank opened its third office, our West Chatham office. This office is located in west Chatham County, approximately six miles west of downtown Savannah. The Bank is expected to open its fourth office six miles east of downtown Savannah in the fourth quarter, 1997. These new offices along with the offices opened in 1990 and 1992 are expected to provide continued core deposit growth as well as commercial and consumer loan growth.

A continuing objective of asset liability management is to maintain a high level of variable rate assets, including variable rate loans and shorter-maturity investments, to balance increases in market sensitive liabilities. Interest sensitivity management and its effects on the net interest margin require analyses and actions which take into consideration volumes repriced and the timing and magnitude of their change. The interest sensitivity gaps which existed at March 31, 1997 are presented in the following table:

                                                                 Cumulative
     Interest sensitive within:    Assets  Liabilities     Gap      Gap
     --------------------------  --------  -----------  --------  ---------
     3 months                    $ 62,172     $ 66,516  $(4,344)  $ (4,344)
     3 - 6 months                   6,665       12,581   (5,916)   (10,260)
     6 - 12 months                 11,285       14,701   (3,416)   (13,676)
     Over 12 months                49,779       10,641   39,138   $ 25,462
                                 --------  -----------  -------   ========
        Total                    $129,901     $104,439  $25,462
                                 ========  ===========  =======


At March 31, 1997, the balance sheet was liability-sensitive within one year. However, because certain deposits such as NOW, savings and money market accounts reprice with less volatility than prime, the Bank's income statement is actually asset sensitive. Management has policies and procedures in place to measure and report anticipated net interest income fluctuations based on rising and falling rates. The Board has specified a maximum risk level of 5% of annualized net interest income on an immediate decrease in the prime rate of 200 basis points. The Bank is presently operating within the specified risk levels.

FINANCIAL CONDITION

For the first three months of 1997, loans increased $1.0 million to $89.6 million, and deposits increased $.6 million to $122.0 million. The loan to deposit ratio was 73.5% at March 31, 1997 compared to 73.0% at December 31, 1996. Non-performing assets were $43,000 at March 31, 1997 compared to $23,000 at December 31, 1996.

Management has continued to classify all investment securities as available for sale since January 1, 1994. Fluctuations in the U. S. Treasury market rates have caused both decreases and increases in the market value of the available for sale investment portfolio and the related equity valuation account.
Capital ratios for regulatory purposes are not impacted by the net unrealized holding gains (losses) on available for sale securities. Management has chosen the flexibility to restructure the investment portfolio and to recognize gains or losses on securities when appropriate.

The Company's lending and investment policies emphasize quality and well-managed growth. These policies may translate into slower growth in net interest income and earnings in the short-term; however, management believes these policies result in lower costs and quality earnings and are best for the shareholders and customers in the long-term.

At March 31, 1997, $2.4 million or approximately 17.7% of equity capital, was invested in bank premises and equipment. Equity capital was $13.5 million, or 9.7% of total assets, compared to the regulatory minimum of 4.0%. Total capital is 17.5% of risk-based assets compared to the regulatory minimum of 8%. The net unrealized holding losses on the available for sale portfolio were $150,000 at March 31, 1997 compared to $3,000 at December 31, 1996.

RESULTS OF OPERATIONS - FIRST QUARTER, 1997 VS. FIRST QUARTER, 1996

The net income for the first quarter, 1997 was $367,000 or $.20 per fully diluted share, compared to $305,000, or $.17 per fully diluted share in the same period of 1996, an increase of 20% in net income and 18% in per share
earnings.   Per share amounts for 1996 have been restated to reflect a three-for-two  stock split distributed on February 24, 1997.

Net interest income for the first quarter, 1997, was $1,368,000 compared to $1,176,000 in 1996, an increase of 16.3%. Average interest-earning assets were up 18.2% in 1997 over 1996. The first quarter net yield on interest-earning assets increased to 4.43% from 4.40% in 1996. The relatively consistent net interest margin reflects the relatively stable interest rate environment during the past year.

The provision for loan losses was $50,000 in the first quarter of 1996, compared to $60,000 for the same period in 1996. There were no charge-offs or recoveries in either period.

Total other income in 1997 was $191,000 compared to $150,000 in 1996, an increase of 27%. Volume increases in service charges on deposit accounts and mortgage origination fees and new ATM transaction fees are the primary reasons for the increase.

Other expenses were $942,000 in the first quarter, 1997 compared to $789,000 in the first quarter, 1996, an increase of 19.4%. Salaries and employee benefits increases include two new officer positions, three staff positions, and promotional and incentive increases. Increases in occupancy, equipment and other expenses primarily reflect normal volume and inflation growth.

The provision for income taxes was $200,000 in the first quarter of 1997 compared to $171,000 in the first quarter of 1996. The effective combined federal and state income tax provisions were 35.3% in 1997 and 36.1% in 1996. The slightly lower rate is due to higher tax-exempt income on securities.

PART II - OTHER INFORMATION

Item 1.      Legal proceedings.  None

Item 2.      Changes in Securities.

As described in Note 2, a three-for-two stock split in the form of a 50 percent stock dividend was declared on January 27, payable on February 24, 1997 to shareholders of record on February 7, 1997. An additional 594,190 shares were issued bringing the total issued shares to 1,782,598 at March 31, 1997.

Item 3.      Defaults upon Senior Securities.  None

Item 4.      Submission of Matters to a Vote of Security Holders.

The regular annual meeting of the Company was held on April 22, 1997. Four existing directors of the First Class were re-elected with 1,522,779 shares for each director, except for 3,302 votes withheld on one director.

Arthur Andersen LLP was ratified as the independent certified public accountants for the year ending December 31, 1997 with 1,483,182 votes for ratification and 42,900 abstaining. There were a total of 1,705,423 shares outstanding and 1,522,779 shares, or 90.4%, were present or held in proxy.

Item 5.      Other Information.  None

Item 6.      Exhibits or Reports on Form 8-K.

             27   Financial Data Schedule (for SEC use only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                The Savannah Bancorp, Inc.
                                --------------------------
                                (Registrant)



Date  5/2/97                    /s/ Archie H. Davis
      ------                    ---------------------------------
                                Archie H. Davis - President & CEO



Date  5/2/97                    /s/ Robert B. Briscoe
      ------                    ---------------------------------
                                Robert B. Briscoe - Chief Financial Officer