Form 10-Q
period 1997-06-30
SAVANNAH BANCORP INC
filed 1997-07-31
CIK 860519

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

                 For the quarterly period ended June 30, 1997
                                      or
            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -----------      ------------
                        Commission file number 0-18560


                          The Savannah Bancorp, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Georgia                                        58-1861820
-------------------------------                      ---------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

                    25 Bull Street, Savannah, GA    31401
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997.

1,709,548 shares of Common Stock, $1.00 par value per share

================================================================================

                          THE SAVANNAH BANCORP, INC.
                                FORM 10-Q INDEX
                                 JUNE 30, 1997



                                                                                Page
                                                                                ----
Part I -  FINANCIAL INFORMATION

Item 1.   Financial Statements
        Consolidated Balance Sheets - June 30, 1997 and December 31, 1996       2
        Consolidated Statements of Income For the Quarter and
                For the Six Months Ended June 30, 1997 and 1996                 3
        Consolidated Statements of Changes in Shareholders Equity
                For the Six Months Ended June 30, 1997 and 1996                 4
        Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1997 and 1996                 5
        Condensed Notes to Consolidated Financial Statements                    6-7
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                           7-10


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                     11
Item 2.   Changes in Securities                                                 11
Item 3.   Defaults Upon Senior Securities                                       11
Item 4.   Submission of Matters to a Vote of Security Holders                   11
Item 5.   Other Information                                                     11
Item 6.   Exhibits or Reports on Form 8-K                                       11
Signatures                                                                      11


                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)
                                  (Unaudited)


                                                          JUNE 30,   December 31,
                                                            1997         1996
                                                         ----------  ------------
ASSETS
Cash and due from banks                                 $   6,688    $   6,015
Federal funds sold                                          3,230       10,810
Investment securities available for sale:
   U. S. Treasury Securities (amortized cost of
   $14,186 and $16,235 in 1997 and 1996)                   14,115       16,209
   Other taxable investments (amortized cost of
   $13,874 and $9,936 in 1997 and 1996)                    13,838        9,896
   State and municipal investments (amortized cost of
   $3,125 in 1997 and 1996)                                 3,224        3,186
                                                        ---------    ---------
     Total investment securities available for sale        31,177       29,291
Loans                                                      96,055       88,649
Less allowance for loan losses                             (1,343)      (1,240)
                                                        ---------    ---------
     Net loans                                             94,712       87,409
Premises and equipment, net                                 2,553        2,368
Other assets                                                1,764        1,559
                                                        ---------    ---------
     TOTAL ASSETS                                       $ 140,124    $ 137,452
                                                        =========    =========
LIABILITIES
Deposits:
   Non-interest bearing demand                          $  21,067    $  21,812
   Interest-bearing demand                                 19,368       22,611
   Savings                                                  3,422        3,232
   Money market accounts                                   17,760       14,656
   Time, $100,000 and over                                 23,189       23,106
   Other time deposits                                     37,299       35,983
                                                        ---------    ---------
     Total deposits                                       122,105      121,400
Federal funds purchased and securities sold under
     agreements to repurchases                              2,983        1,850
Other liabilities                                             994          916
                                                        ---------    ---------
     TOTAL LIABILITIES                                    126,082      124,166
                                                        ---------    ---------
SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share:  authorized
    20,000,000 shares; issued 1,782,598 and 1,188,408       1,783        1,188
    shares in 1997 and 1996
  Preferred stock, par value $1 per share:
     authorized 10,000,000 shares, none issued                --           --
  Capital surplus                                           8,924        9,519
  Retained earnings                                         3,844        3,136
  Treasury stock, at cost, 73,050 and 54,200 shares
    in 1997 and 1996                                         (504)        (554)
  Net unrealized holding losses on
    available for sale securities                              (5)          (3)
                                                        ---------    ---------
     TOTAL SHAREHOLDERS' EQUITY                            14,042       13,286
                                                        ---------    ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 140,124    $ 137,452
                                                        =========    =========

    See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (Unaudited)

                                                       For the Quarter Ended              For the Six Months Ended
                                                             June 30,                            June 30,
                                                   ---------------------------         ----------------------------
                                                       1997           1996                 1997           1996
                                                   ------------   ------------         ------------   -------------
     INTEREST INCOME
     Loans (includes loan fees)                          $2,105         $1,801               $4,093          $3,549
     Investment securities                                  472            459                  918             876
     Federal funds sold                                     157            124                  274             207
                                                   ------------   ------------         ------------   -------------
          Total interest income                           2,734          2,384                5,285           4,632
                                                   ------------   ------------         ------------   -------------
     INTEREST EXPENSE
     Deposits                                             1,204          1,102                2,358           2,153
     Other short-term borrowings                             37              8                   66              29
                                                   ------------   ------------         ------------   -------------
          Total interest expense                          1,241          1,110                2,424           2,182
                                                   ------------   ------------         ------------   -------------
     NET INTEREST INCOME                                  1,493          1,274                2,861           2,450
     Provision for loan losses                               65             60                  115             120
                                                   ------------   ------------         ------------   -------------
     Net interest income after
       provision for loan losses                          1,428          1,214                2,746           2,330
                                                   ------------   ------------         ------------   -------------
     OTHER INCOME
     Service charges on deposit accounts                    107            100                  204             185
     Mortgage origination fees                               74             54                  134             107
     Other income                                            46             21                   81              33
                                                   ------------   ------------         ------------   -------------
          Total other operating income                      227            175                  419             325
                                                   ------------   ------------         ------------   -------------

     OTHER EXPENSE
     Salaries and employee benefits                         528            418                1,038             829
     Occupancy expense                                       79             76                  157             150
     Equipment expense                                       72             58                  140             119
     Other operating expenses                               294            265                  581             508
                                                   ------------   ------------         ------------   -------------
          Total other expense                               973            817                1,916           1,606
                                                   ------------   ------------         ------------   -------------
     Income before provision for income taxes               682            572                1,249           1,049
     Provision for income taxes                             237            205                  437             376
                                                   ------------   ------------         ------------   -------------
     NET INCOME                                          $  445         $  367               $  812          $  673
                                                   ============   ============         ============   =============

     NET INCOME PER SHARE: (A)

          Primary                                         $ .25          $ .21                $ .45           $ .38
                                                   ============   ============         ============   =============
          Fully diluted                                   $ .25          $ .21                $ .45           $ .38
                                                   ============   ============         ============   =============


(a) - 1996 restated for a 3-for-2 stock split distributed on February 24, 1997.

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (dollars in thousands, except per share data)
                                  (Unaudited)

                                                           COMMON      CAPITAL     RETAINED
                                              SHARES        STOCK      SURPLUS     EARNINGS
                                           -------------  ---------- ------------  ----------
  FOR THE SIX MONTHS
  ENDED JUNE 30, 1996

  Balance, December 31, 1995                  1,188,408     $ 1,188      $ 9,519     $ 1,759

  Cash dividends - $.055 per share                    -           -            -         (62)

  Change in unrealized gains (losses) on
  securites available for sale, net of tax            -           -            -           -

  Net income                                          -           -            -         673
                                           -------------  ---------- ------------  ----------

  Balance at end of period                     1,188,408     $ 1,188      $ 9,519     $ 2,370
                                           =============  ========== ============  ==========

  FOR THE SIX MONTHS
  ENDED JUNE 30, 1997

  Balance, December 31, 1996                  1,188,408     $ 1,188      $ 9,519     $ 3,136

  Three-for-two stock split                     594,190         595         (595)          -

  Cash dividends - $.06 per share                     -           -            -        (104)

  Change in unrealized losses on securities
  available for sale, net of tax                      -           -            -           -

  Reissuance of treasury stock                        -           -            -           -

  Net income                                          -           -            -         812
                                           -------------  ---------- ------------  ----------

  Balance at end of period                     1,782,598     $ 1,783      $ 8,924     $ 3,844
                                           =============  ========== ============  ==========
                                                                      NET
                                                                   UNREALIZED
                                                                     HOLDING
                                                     TREASURY    GAINS (LOSSES),
                                                       STOCK       NET OF TAX       TOTAL
                                                   ----------    ------------  ------------
  FOR THE SIX MONTHS
  ENDED JUNE 30, 1996

  Balance, December 31, 1995                          ($ 554)          $ 251      $ 12,163

  Cash dividends - $.055 per share                         -               -           (62)

  Change in unrealized gains (losses) on
  securites available for sale, net of tax                 -            (430)         (430)

  Net income                                               -               -           673
                                                   ----------    ------------  ------------

  Balance at end of period                             ($ 554)         ($ 179)     $ 12,344
                                                   ==========    ============  ============

  FOR THE SIX MONTHS
  ENDED JUNE 30, 1997

  Balance, December 31, 1996                          ($ 554)           ($ 3)     $ 13,286

  Three-for-two stock split                                -               -             -

  Cash dividends - $.06 per share                          -               -          (104)

  Change in unrealized losses on securities
  available for sale, net of tax                           -              (2)           (2)

  Reissuance of treasury stock                            50               -            50

  Net income                                               -               -           812
                                                   ----------    -----------   -----------

  Balance at end of period                             ($ 504)          ($ 5)     $ 14,042
                                                   ==========    ===========   ===========


 See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                                                       For the Six Months Ended
                                                                                                June 30
                                                                              ---------------------------------------
     OPERATING ACTIVITIES                                                             1997                 1996
                                                                              ------------------     ----------------
     Net income                                                                     $    812             $    673
     Adjustments to reconcile net income to cash
       Provided by operating activities:
       Provision for loan losses                                                         115                  120
       Depreciation of premises and equipment                                            126                  123
       Amortization of investment securities discount-net                                180                   56
       Increase in accrued interest receivable                                          (176)                (172)
       Increase in prepaid expenses and other assets                                     (29)                (111)
       Decrease in accrued interest payable                                              (36)                 (42)
       Increase (decrease) in other liabilities                                          113                 (295)
                                                                              --------------         ------------
             Net cash provided by operating activities                                 1,105                  352
                                                                              --------------         ------------
     INVESTING ACTIVITIES
     Net increase (decrease) in federal funds sold                                     7,580               (1,056)
     Purchases of investment securities                                               (4,068)             (10,111)
     Proceeds from maturities of investment securities                                 2,000                5,791
     Net increase in loans made to customers                                          (7,419)              (4,947)
     Capital expenditures                                                               (311)                (544)
                                                                              --------------        -------------
             Net cash used in investing activities                                    (2,218)             (10,867)
                                                                              --------------        -------------
     FINANCING ACTIVITIES
     Net (decrease) increase in demand, savings and money market accounts               (694)               8,910
     Net increase in certificates of deposit                                           1,399                4,371
     Net increase (decrease) in securities sold under agreements to
        repurchase                                                                       704               (1,818)
     Increase in federal funds purchased                                                 429                  265
     Reissuance of treasury stock                                                         50                    0
     Dividend payments                                                                  (104)                 (62)
                                                                              --------------        -------------
             Net cash provided by financing activities                                 1,784               11,666
                                                                              --------------        -------------
     INCREASE IN CASH AND CASH EQUIVALENTS                                               671                1,151
     Cash and cash equivalents at beginning of year                                    6,015                4,459
                                                                              --------------        -------------

     Cash and cash equivalents at end of period                                      $ 6,686              $ 5,610
                                                                              ==============        =============


     See the condensed notes to the consolidated financial statements.

                  The Savannah Bancorp, Inc. and Subsidiary
            Condensed Notes to Consolidated Financial Statements
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

NOTE 2 - SHAREHOLDERS' EQUITY

On January 26, 1997, the Company's Board of Directors declared a three-for-two stock split payable February 24, 1997 to shareholders of record on February 7, 1997. Per share amounts and weighted-average shares have been restated to reflect the stock split.

NOTE 3 - SHARES USED IN COMPUTING NET INCOME PER SHARE

Net income per fully diluted income share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. The fully diluted weighted average shares outstanding for the second quarters of 1997 and 1996 were 1,800,000 and 1,763,000, respectively. They included 97,000 and 62,000 common share equivalent shares in 1997 and 1996. The fully diluted weighted average shares outstanding were 1,803,000 and 1,759,000 for the first six months of 1997 and 1996, respectively. They included 97,000 and 58,000 common equivalent shares in 1997 and 1996, respectively.

NOTE 4 - CHANGE IN ACCOUNTING STANDARD

In February, 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The statement will be effective beginning in the Companys financial statements for the year ended December 31, 1997, including restatement of historical earnings per share presented in such financial statements. Management does not expect the impact of SFAS No. 128 to materially differ from the current presentation of earnings per share.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp, Inc.s financial condition at June 30, 1997 and December 31, 1996, and results of operations for the quarters ended June 30, 1997 and 1996, the following analysis should be reviewed along with other information including the Companys December 31, 1996 Annual Report on Form 10-KSB.

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

The relatively high volume of $23.2 million of certificates of deposit over $100,000 includes $8-10 million of negotiated rate deposits. The remaining large certificates are considered to be core deposit funds. Most are on an automatically renewing basis for 6 - 12 months and have proven to be no more rate sensitive than the smaller time deposits. These deposits have been acquired and retained primarily through relationships and service. The Bank has done no advertising of higher rates to attract deposits and has consistently set its deposit rates with very little premium above the regional bank competition in our market area.

The Bank is expected to open its fourth office six miles east of downtown Savannah in the fourth quarter, 1997. This new office along with the offices opened in 1990, 1992 and 1995 are expected to provide continued core deposit growth as well as commercial and consumer loan growth.

A continuing objective of asset liability management is to maintain a high level of variable rate assets, including variable rate loans and shorter-maturity investments, to balance increases in market sensitive liabilities. Interest sensitivity management and its effects on the net interest margin require analyses and actions which take into consideration volumes repriced and the timing and magnitude of their change. The interest sensitivity gaps that existed at June 30, 1997 are presented in the following table:


                                                                                        Cumulative
        Interest sensitive within:         Assets           Liabilities        Gap          Gap
        --------------------------         ------           -----------        ---          ---
        3 months                         $ 58,071             $ 61,039     $ (2,968)     $ (2,968)
        3 - 6 months                        7,201               14,964       (7,763)      (10,731)
        6 - 12 months                      10,242               14,595       (4,353)      (15,084)
        Over 12 months                     54,956               13,423       41,533       $26,449
                                         --------             --------     --------       =======
        Total                            $130,470             $104,021     $ 26,449
                                         ========             ========     ========

At June 30, 1997, the balance sheet was liability-sensitive within one year. However, because certain deposits such as NOW, savings and money market accounts reprice with less volatility than prime, the Banks income statement is asset sensitive. Management has policies and procedures in place to measure and report anticipated net interest income fluctuations based on rising and falling rates. The Board has specified a maximum risk level of 5% of annualized net interest income on an immediate decrease in the prime rate of 200 basis points. The Bank is presently operating within the specified risk levels.

FINANCIAL CONDITION

For the first six months of 1997, loans increased $7.4 million to $96.1 million, and deposits increased $.7 million to $122.1 million. The loan to deposit ratio was 78.7% at June 30, 1997 compared to 73.0% at December 31, 1996. Non-performing assets were $156,000 at June 30, 1997 compared to $23,000 at December 31, 1996.

Management has continued to classify all investment securities as available for sale. Fluctuations in the U.S. Treasury market rates have caused both decreases and increases in the market value of the available for sale investment portfolio and the related equity valuation account. Capital ratios for regulatory purposes are not impacted by the net unrealized holding gains (losses) on available for sale securities. Management has chosen the flexibility to restructure the investment portfolio and to recognize gains or losses on securities when appropriate.

The Company's lending and investment policies emphasize quality and well-managed growth. These policies may translate into slower growth in net interest income and earnings in the short-term; however, management believes these policies result in lower costs and quality earnings and are best for the shareholders and customers in the long-term.

At June 30, 1997, $2.6 million or approximately 18.2% of equity capital, was invested in bank premises and equipment. Equity capital was $14.0 million, or 10.0% of total assets, compared to the regulatory minimum of 4.0%. Total capital is 15.8% of risk-based assets compared to the regulatory minimum of 8%. The net unrealized holding losses on the available for sale portfolio were $5,000 at June 30, 1997 compared to $3,000 at December 31, 1996.

RESULTS OF OPERATIONS - SECOND QUARTER, 1997 VS. SECOND QUARTER, 1996

The net income for the second quarter, 1997 was $445,000 or $.25 per fully diluted share, compared to $367,000, or $.21 per fully diluted share in the same period of 1996, an increase of 21% in net income and 19% in per share earnings. Per share amounts for 1996 have been restated to reflect a three-for-two stock split distributed on February 24, 1997.

Net interest income for the second quarter, 1997, was $1,493,000 compared to $1,274,000 in 1996, an increase of 17.2%. Average interest-earning assets were up 8.5% in 1997 over 1996. The second quarter net yield on interest-earning assets increased to 4.52% from 4.29% in 1996. The higher net interest margin is primarily attributable to a 25 basis point increase in the prime lending rate in March, 1997 and the higher levels of loans as compared to the prior year.

The provision for loan losses was $65,000 in the second quarter of 1997, compared to $60,000 for the same period in 1996. There were $18,000 charge-offs and $6,000 recoveries in the second quarter of 1997, and no charge-offs or recoveries during the same period in 1996.

Total other income in 1997 was $227,000 compared to $175,000 in 1996, an increase of 29.7%. Volume increases in service charges on deposit accounts and mortgage origination fees and new ATM transaction fees are the primary reasons for the increase.

Other expenses were $973,000 in the second quarter, 1997 compared to $817,000 in the second quarter, 1996, an increase of 19.1%. Salaries and employee benefits increases include three new staff positions, and promotional and incentive increases. Increases in occupancy, equipment and other expenses primarily reflect normal volume and inflation growth.

The provision for income taxes was $237,000 in the second quarter of 1997 compared to $205,000 in the second quarter of 1996. The effective combined federal and state income tax provisions were 35.3% in 1997 and 36.1% in 1996. The slightly lower rate is due to higher tax-exempt income on securities.

RESULTS OF OPERATIONS - FIRST SIX MONTHS, 1997 VS. FIRST SIX MONTHS, 1996

The net income for the first six months of 1997 was $812,000, or $.45 per share, compared to $673,000, or $.38 per fully diluted share in the same period of 1996. Per share amounts for 1996 have been restated to reflect a three-for-two stock split distributed on February 24, 1997.

Net interest income for the first six months, 1997, was $2,861,000 compared to $2,450,000 in 1996, an increase of 16.7%. Average interest-earning assets were up 15.1% in 1997 over 1996. The net yield on interest-earning assets increased to 4.47% from 4.37%. The increase in the net yield on interest-earning assets is primarily attributable to a 25 basis point increase in the prime rate in March 1997 and the 19% increase in loans over the prior year.

The provision for loan losses was $115,000 and $120,000 in the first six months of 1997 and 1996, respectively. Charge-offs were $18,000 and recoveries were $6,000 in the first six months of 1997 and charge-offs were $11,000 in 1996. There were no recoveries in the first six months of 1996.

Other income was $419,000 in the first six months, 1997 compared to $325,000 for the same period in 1996. Higher volumes of deposit accounts, non-sufficient check fee volume, mortgage origination fees and new ATM transaction fees are the primary reasons for the increases in other income. Other expenses totaled $1,916,000 and $1,606,000 for first six months of 1997 and 1996, respectively, an increase of 19.3%. Other operating expense increases included expenses related to five additional staff positions in 1997 and higher data processing fees, supplies costs and postage expense, which are directly related to the rapidly growing loan portfolio and deposit base of the Bank.

PART II - OTHER INFORMATION

Item 1.      Legal proceedings.  None.

Item 2.      Changes in Securities.

As described in Note 2, a three-for-two stock split in the form of a 50 percent stock dividend was declared on January 27, payable on February 24, 1997 to shareholders of record on February 7, 1997. An additional 594,190 shares were issued bringing the total issued shares to 1,782,598.

Item 3.      Defaults upon Senior Securities.  None.

Item 4.      Submission of Matters to a Vote of Security Holders.  None.

Item 5.      Other Information.  None.

Item 6.      Exhibits or Reports on Form 8-K.  None.

             27 - Financial Data Schedule (for SEC use only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       The Savannah Bancorp, Inc.

                                       ---------------------------------------

                                              (Registrant)


Date  7/31/97                          /s/ Archie H. Davis
      -------                          ---------------------------------------
                                       Archie H. Davis - President & CEO


Date  7/31/97                          /s/ Robert B. Briscoe
      -------                          ---------------------------------------
                                       Robert B. Briscoe - Chief Financial
                                                           Officer