Form 10QSB
period 1997-09-30
SAVANNAH BANCORP INC
filed 1997-11-13
CIK 860519

====================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________
                         Commission file number 0-18560


                           The Savannah Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                             Georgia                58-1861820
                 ------------------------------- ---------------
                     (State of incorporation)     (IRS Employer
                                                 Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997.

           1,709,548 shares of Common Stock, $1.00 par value per share

             =======================================================

                           The Savannah Bancorp, Inc.
                                Form 10-QSB Index
                               September 30, 1997

                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.
Financial Statements
 Consolidated Balance Sheets-September 30, 1997 and December 31, 1996        2
 Consolidated Statements of Income
   For the Quarter Ended September 30, 1997 and 1996                         3
   For the Nine Months Ended September 30, 1997 and 1996                     4
 Consolidated Statements of Changes in Shareholders' Equity
   For the Nine Months Ended September 30, 1997 and 1996                     5
 Consolidated Statements of Cash Flows
   For the Nine Months Ended September 30, 1997 and 1996                     6
 Condensed Notes to Consolidated Financial Statements                       7-8

Item 2.
 Management's Discussion and Analysis of  Financial Condition
   and Results of Operations                                                8-11


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  12
Item 2.   Changes in Securities                                              12
Item 3.   Defaults Upon Senior Securities                                    12
Item 4.   Submission of Matters to a Vote of Security Holders                12
Item 5.   Other Information                                                  12
Item 6.   Exhibits or Reports on Form 8-K                                    12
Signatures                                                                   12

Financial Data Schedules                                                   13-14


                    The Savannah Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                                                     September 30,  December 31,
                                                        1997            1996
                                                     ------------   ------------
                                                      (Unaudited)
Assets
 Cash and due from banks                              $  5,944        $  6,015
 Federal funds sold                                      8,262          10,810
 Investment securities available for sale:
   U. S. Treasury Securities (amortized cost of
     $13,164 and $16,235 in 1997 and 1996)              13,152          16,209
   Other taxable investments (amortized cost of
     $13,818 and $9,936 in 1997 and 1996)               13,842           9,896
   State and municipal investments (amortized cost
     of $3,377 and $3,125 in 1997 and 1996)              3,500           3,186
                                                      --------        --------
      Total investment securities available for sale    30,494          29,291
    Loans                                               97,699          88,649
    Less allowance for loan losses                      (1,376)         (1,240)
                                                      --------        --------
         Net loans                                      96,323          87,409
    Premises and equipment, net                          2,735           2,368
    Other assets                                         1,640           1,559
                                                      --------        --------
         Total assets                                 $145,398        $137,452
                                                      ========        ========


    Liabilities
    Deposits:
       Non-interest bearing demand                    $ 19,045        $ 21,812
       Interest-bearing demand                          21,287          22,611
       Savings                                           4,299           3,232
       Money market accounts                            18,679          14,656
       Time, $100,000 and over                          23,809          23,106
       Other time deposits                              39,155          35,983
                                                      --------        --------
         Total deposits                                126,274         121,400
    Federal funds purchased and securities sold under
         agreements to repurchase                        3,515           1,850
    Other liabilities                                    1,056             916
                                                      --------        --------
         Total liabilities                             130,845         124,166
                                                      --------        --------

    Shareholders' Equity
      Common stock, par value $1 per share:  authorized
        20,000,000 shares; issued 1,782,598 and 1,188,408
        shares in 1997 and 1996                          1,783           1,188
      Preferred stock, par value $1 per share:
         authorized 10,000,000 shares, none issued         -               -
      Capital surplus                                    8,924           9,519
      Retained earnings                                  4,267           3,136
      Treasury stock, at cost, 73,050 and 54,200 shares
        in 1997 and 1996                                  (504)           (554)
      Net unrealized holding gains (losses) on
        available for sale securities                       83              (3)
                                                      --------        --------
         Total shareholders' equity                     14,553          13,286
                                                      --------        --------
         Total liabilities and shareholders' equity   $145,398        $137,452
                                                      ========        ========

    See the condensed notes to the consolidated financial statements.




                    The Savannah Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (Unaudited)

                                                       For the Quarter Ended
                                                           September 30,
                                                      ------------------------
                                                        1997            1996
                                                      --------        --------
     Interest Income:
     Loans (includes loan fees)                       $  2,272        $  1,871
     Investment securities                                 468             471
     Federal funds sold                                     82              77
                                                      --------        --------
          Total  interest income                         2,822           2,419
                                                      --------        --------
     Interest Expense:
     Deposits                                            1,227           1,105
     Other short-term borrowings                            45              16
                                                      --------        --------
          Total interest expense                         1,272           1,121
                                                      --------        --------
     Net Interest Income                                 1,550           1,298
     Provision for loan losses                              55              30
                                                      --------        --------
     Net interest income after
       provision for loan losses                         1,495           1,268
                                                      --------        --------
     Other Income
     Service charges on deposit accounts                    95              98
     Mortgage origination fees                             113              39
     Other income                                           51              22
                                                      --------        --------
          Total other operating income                     259             159
                                                      --------        --------

     Other Expense
     Salaries and employee benefits                        553             417
     Occupancy expense                                      82              78
     Equipment expense                                      81              58
     Other operating expenses                              288             256
                                                      --------        --------
          Total other expense                            1,004             809
                                                      --------        --------
     Income before provision for income taxes              750             618
     Provision for income taxes                            259             208
                                                      --------        --------
     Net income                                       $    491        $    410
                                                      ========        ========

     Net income per share: (a)
          Primary                                     $    .27        $    .23
                                                      ========        ========
          Fully diluted                               $    .27        $    .23
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



                   The Savannah Bancorp, Inc. and Subsidiary
                       Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (Unaudited)


                                                      For the Nine Months Ended
                                                            September 30,
                                                      ------------------------
                                                        1997            1996
                                                      --------        --------
     Interest Income
     Loans (includes loan fees)                       $  6,366        $  5,420
     Investment securities                               1,386           1,346
     Federal funds sold                                    357             285
                                                      --------        --------
        Total  interest income                           8,109           7,051
                                                      --------        --------
     Interest Expense
     Deposits                                            3,585           3,258
     Other short-term borrowings                           112              45
                                                      --------        --------
        Total interest expense                           3,697           3,303
                                                      --------        --------
     Net Interest Income                                 4,412           3,748
     Provision for loan losses                             170             150
                                                      --------        --------
     Net interest income after
       provision for loan losses                         4,242           3,598
                                                      --------        --------
     Other Income
     Service charges on deposit accounts                   299             284
     Mortgage origination fees                             246             145
     Other income                                          132              55
                                                      --------        --------
        Total other operating income                       677             484
                                                      --------        --------

     Other Expense
     Salaries and employee benefits                      1,591           1,247
     Occupancy expense                                     240             227
     Equipment expense                                     221             177
     Other operating expenses                              868             764
                                                      --------        --------
        Total other expense                              2,920           2,415
                                                      --------        --------
     Income before provision for income taxes            1,999           1,667
     Provision for income taxes                            696             584
                                                      --------        --------
     Net income                                       $  1,303        $  1,083
                                                      ========        ========

     Net income per share: (a)
        Primary                                       $    .72        $    .61
                                                      ========        ========

        Fully diluted                                 $    .72        $    .61
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

                                                                                                  Net
                                                                                              Unrealized
                                                                                                Holding
                                              Common      Capital     Retained    Treasury   Gains(Losses)
                                   Shares      Stock      Surplus     Earnings      Stock     Net of Tax     Total
                                 ----------  ----------  ----------  ----------  ----------  -----------  ----------
For the Nine Months
Ended September 30, 1996

Balance, December 31, 1995        1,188,408     $ 1,188     $ 9,519     $ 1,759      ($ 554)       $ 251    $ 12,163

Cash dividends - $.055 per share      -             -           -           (96)         -            -          (96)

Change in unrealized gains
 (losses)on securites available
 for sale, net of tax                -             -           -            -           -          (389)       (389)

Net income                           -             -           -          1,083         -            -         1,083
                                 ----------  ----------  ----------  ----------  ----------  -----------  ----------

Balance at end of period         1,188,408     $ 1,188      $ 9,519     $ 2,746      ($ 554)      ($ 138)   $ 12,761
                                 ==========  ==========  ==========  ==========  ==========  ===========  ==========


For the Nine Months
Ended September 30, 1997

Balance, December 31, 1996       1,188,408     $ 1,188      $ 9,519     $ 3,136      ($ 554)        ($ 3)   $ 13,286

Three-for-two stock split          594,190         595         (595)        -            -            -          -

Cash dividends - $.10 per share       -             -            -         (172)         -            -         (172)

Change in unrealized gains
 (losses) on securities available
 for sale, net of tax                 -             -            -           -           -            86          86

Reissuance of treasury stock          -             -            -           -           50           -           50

Net income                            -             -            -        1,303          -            -        1,303
                                 ----------  ----------  ----------  ----------  ----------  -----------  ----------

Balance at end of period          1,782,598     $ 1,783     $ 8,924     $ 4,267      ($ 504)        $ 83    $ 14,553
                                 ==========  ==========  ==========  ==========  ==========  ===========  ==========


  See the condensed notes to the consolidated financial statements.




                    The Savannah Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                      For the Nine Months Ended
                                                             September 30,
                                                      ------------------------
Operating Activities                                    1997            1996
                                                      --------        --------

Net income                                             $ 1,303         $ 1,083
Adjustments to reconcile net income to cash
  Provided by operating activities:
  Provision for loan losses                                170             150
  Depreciation of premises and equipment                   190             182
  Amortization of investment securities discount-net       257              95
  Increase in accrued interest receivable                  (95)           (225)
  Increase in prepaid expenses and other assets            (40)            (94)
  Increase (decrease) in accrued interest payable           43             (32)
  Increase (decrease) in other liabilities                  97            (226)
                                                      --------        ---------
        Net cash provided by operating activities        1,925             933
                                                      --------        ---------
Investing Activities
Net increase in federal funds sold                       2,548           4,586
Purchases of investment securities                      (4,320)        (13,594)
Proceeds from maturities of investment securities        3,000           6,775
Proceeds from sale of investment securities                  0             992
Net increase in loans made to customers                 (9,084)         (8,804)
Capital expenditures                                      (557)           (561)
                                                      --------        --------
        Net cash used in investing activities           (8,413)        (10,606)
                                                      --------        --------
Financing Activities
Net increase in demand, savings and
 money market accounts                                     999           3,740
Net increase in certificates of deposit                  3,875           8,149
Net increase (decrease) in securities
   sold under agreements to repurchase                   1,705          (1,180)
Net (decrease) increase in federal funds purchased         (40)            810
Reissuance of treasury stock                                50               0
Dividend payments                                         (172)            (96)
                                                      --------        --------
        Net cash provided by financing activities        6,417          11,423
                                                      --------        --------
Increase in Cash and Cash Equivalents                      (71)          1,750
Cash and cash equivalents at beginning of year           6,015           4,459
                                                      --------        --------
Cash and cash equivalents at end of period             $ 5,944         $ 6,209
                                                      ========        ========


See the condensed notes to the consolidated financial statements.

                    The Savannah Bancorp, Inc. and Subsidiary
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Note 2 - Shareholders' Equity

On January 26, 1997, the Company's Board of Directors declared a three-for-two stock split payable February 24, 1997 to shareholders of record on February 7, 1997. Per share amounts and weighted-average shares have been restated to reflect the stock split.

Note 3 - Shares Used in Computing Net Income per Share

Net income per fully diluted income share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. The fully diluted weighted average shares outstanding for the third quarters of 1997 and 1996 were 1,805,000 and 1,760,000, respectively. They included 98,000 and 59,000 common share equivalent shares in 1997 and 1996. The fully diluted weighted average shares outstanding were 1,802,000 and 1,761,000 for the first nine months of 1997 and 1996, respectively. They included 95,000 and 60,000 common equivalent shares in 1997 and 1996, respectively.

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


Item 2. - Management's Discussion and Analysis of Financial Condition
             And Results of Operations

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at September 30, 1997 and December 31, 1996, and results of operations for the quarters ended September 30, 1997 and 1996, the following analysis should be reviewed along with other information including the Company's December 31, 1996 Annual Report on Form 10-KSB.

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

The relatively high volume of $23.8 million of certificates of deposit over $100,000 includes $9-11 million of negotiated rate deposits. The remaining large certificates are considered to be core deposit funds. Most are on an automatically renewing basis for 6 - 12 months and have proven to be no more rate sensitive than the smaller time deposits. These deposits have been acquired and retained primarily through relationships and service. The Bank has done no advertising of higher rates to attract deposits and has consistently set its deposit rates with very little premium above the regional bank competition in our market area.

The Bank opened its fourth office six miles east of downtown Savannah on October 1, 1997. This new office along with the offices opened in 1990, 1992 and 1995 are expected to provide continued core deposit growth as well as commercial and consumer loan growth.

A continuing objective of asset liability management is to maintain a high level of variable rate assets, including variable rate loans and shorter-maturity investments, to balance increases in market sensitive liabilities. Interest sensitivity management and its effects on the net interest margin require analyses and actions which take into consideration volumes repriced and the timing and magnitude of their change. The interest sensitivity gaps that existed at September 30, 1997 are presented in the following table:

                                                                    Cumulative
  Interest sensitive within:     Assets   Liabilities      Gap         Gap
  --------------------------  ----------  -----------  -----------  -----------
       3 months                 $ 62,739     $ 67,382    $  (4,643)    $ (4,643)
       3 - 6 months                8,156       12,622       (4,466)      (9,109)
       6 - 12 months               9,638       16,252       (6,614)     (15,723)
       Over 12 months             55,787       14,487       41,300      $25,577
                              ----------  -----------  -----------  ===========
          Total                 $136,320     $110,743     $ 25,577
                              ==========  ===========  ===========

At September 30, 1997, the balance sheet was liability-sensitive within one year. However, because certain deposits such as NOW, savings and money market accounts reprice with less volatility than prime, the Bank's net interest margin is asset sensitive. Management has policies and procedures in place to measure and report anticipated net interest income fluctuations based on rising and falling rates. The Board has specified a maximum risk level of 5% of annualized net interest income on an immediate decrease in the prime rate of 200 basis points. The Bank is presently operating within the specified risk levels.

Financial Condition

For the first nine months of 1997, loans increased $9.1 million to $97.7 million, and deposits increased $4.9 million to $126.3 million. The loan to deposit ratio was 77.4% at September 30, 1997 compared to 73.0% at December 31, 1996. Non-performing assets were $163,000 at September 30, 1997 compared to $23,000 at December 31, 1996.

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

At September 30, 1997, $2.7 million or approximately 18.8% of equity capital, was invested in bank premises and equipment. Equity capital was $14.6 million, or 10.0% of total assets, compared to the regulatory minimum of 4.0%. Total capital is 16.0% of risk-based assets compared to the regulatory minimum of 8%. The net unrealized holding gains on the available for sale portfolio were $83,000 at September 30, 1997 compared to losses of $3,000 at December 31, 1996.

Results of Operations - Third Quarter, 1997 vs. Third Quarter, 1996

The net income for the third quarter, 1997 was $491,000 or $.27 per fully diluted share, compared to $410,000, or $.23 per fully diluted share in the same period of 1996, an increase of 20% in net income and 17% in per share earnings. Per share amounts for 1996 have been restated to reflect a three-for-two stock split distributed on February 24, 1997.

Net interest income for the third quarter, 1997, was $1,550,000 compared to $1,298,000 in 1996, an increase of 19.4%. Average interest-earning assets were up 13.4% in 1997 over 1996. The third quarter net yield on interest-earning assets increased to 4.65% from 4.43% in 1996. The higher net interest margin is primarily attributable to a 25 basis point increase in the prime lending rate in March, 1997 and the higher levels of loans as compared to the prior year.

The provision for loan losses was $55,000 in the third quarter of 1997, compared to $30,000 for the same period in 1996. There were $22,000 charge-offs and $300 recoveries in the third quarter of 1997, and $6,000 recoveries during the same period in 1996. There were no charge-offs during the third quarter of 1996.

Total other income in 1997 was $259,000 compared to $159,000 in 1996, an increase of 62.9%. Large volume increases in mortgage origination fees and new ATM transaction fees are the primary reasons for the increase.

Other expenses were $1,004,000 in the third quarter, 1997 compared to $809,000 in the third quarter, 1996, an increase of 24.1%. Salaries and employee benefits increases include promotional and incentive increases, two positions in the trust department and five full-time equivalent positions in the lending, mortgage and branch offices. Increases in occupancy, equipment and other expenses primarily reflect normal volume and inflation growth.

The provision for income taxes was $259,000 in the third quarter of 1997 compared to $208,000 in the second quarter of 1996. The effective combined federal and state income tax provisions were 34.5% in 1997 and 33.7% in 1996.

Results of Operations - First Nine Months, 1997 vs. First Nine Months, 1996

The net income for the first nine months of 1997 was $1,303,000, or $.72 per fully diluted share, compared to $1,083,000, or $.61 per fully diluted share in the same period of 1996. Per share amounts for 1996 have been restated to reflect a three-for-two stock split distributed on February 24, 1997.

Net interest income for the first nine months, 1997, was $4,412,000 compared to $3,748,000 in 1996, an increase of 17.7%. Average interest-earning assets were up 14.5% in 1997 over 1996. The net yield on interest-earning assets increased to 4.55% from 4.39%. The increase in the net yield on interest-earning assets is primarily attributable to a 25 basis point increase in the prime rate in March
1997 and the 15% increase in loans over the prior year.

The provision for loan losses was $170,000 and $150,000 in the first nine months of 1997 and 1996, respectively. Charge-offs were $40,000 and recoveries were $6,000 in the first nine months of 1997 and charge-offs were $12,000 and recoveries were $6,000 in the same period in 1996.

Other income was $677,000 in the first nine months, 1997 compared to $484,000 for the same period in 1996. Higher volumes of deposit accounts, non-sufficient check fee volume, mortgage origination fees and new ATM transaction fees are the primary reasons for the increases in other income.

Other expenses totaled $1,999,000 and $1,667,000 for first nine months of 1997 and 1996, respectively, an increase of 19.9%. Salaries and employee benefits increases include promotional and incentive increases, two positions in the trust department and additional positions in the lending, mortgage and branch offices. Increases in occupancy, equipment and other expenses primarily reflect normal volume and inflation growth.

              (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

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

Item 5.      Other Information.  None

Item 6.      Exhibits or Reports on Form 8-K.  None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Savannah Bancorp, Inc.
                              ---------------------------------------------
                                             (Registrant)


Date  11/12/97                /s/ Archie H. Davis
                                  Archie H. Davis - President & CEO


Date  11/12/97                /s/ Robert B. Briscoe
                                  Robert B. Briscoe - Chief Financial Officer