Form 10KSB
period 1997-12-31
SAVANNAH BANCORP INC
filed 1998-03-30
CIK 860519

=======================================================
                    SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission file number 0-18560


                          The Savannah Bancorp, Inc.
         -------------------------------------------------------
             (Name of Small Business Issuer in Its Charter)

                     Georgia                       58-1861820
         --------------------------------         -------------
         (State or Other Jurisdiction of           (IRS Employer
          Incorporation or Organization)          Identification No.)

                        25 Bull Street, Savannah, GA 31401
         ------------------------------------------------------
          (Address of Principal Executive Offices)    (Zip Code)

                               912-651-8200
         ------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                 Securities registered under Section 12(b)
                        of the Exchange Act: None

                 Securities registered under Section 12(g)
                        of the Exchange Act:

                    Common Stock - $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year were $12,085,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the price of the last trade of $28.75 per share times 1,302,082 non-affiliated shares, was $37,435,000.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes__ No__


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 27, 1998, the registrant had issued and outstanding 1,709,548 shares of common stock.

Traditional Small Business Disclosure Format (check one):
Yes_ No X

================================================================================

THE SAVANNAH BANCORP, INC.
1997 ANNUAL REPORT ON FORM 10-KSB
TABLE OF CONTENTS


PART I                                                             PAGE

Item 1. Business                                                     5

Item 2. Properties                                                  26

Item 3. Legal Proceedings                                           27

Item 4. Submission of Matters To a Vote of Security Holders         27

PART II

Item 5. Market for the Registrant's Common Equity
          and Related Stockholder Matters                           27

Item 6. Management's Discussion and Analysis
          of Financial Condition and Results of Operations          28

Item 7. Financial Statements and Supplementary Data                 36

Item 8. Changes in and Disagreement with Accountants
          on Accounting and Financial Disclosure                    54

PART III

Item 9. Directors and Executive Officers of the Registrant          54

Item 10. Executive Compensation                                     57

Item 11. Security Ownership of Certain Beneficial
           Owners and Management                                    58

Item 12. Certain Relationships and Related Transactions             60

Item 13. Exhibits, Financial Statement Schedules
           and Reports on Form 8-K                                  61

         Signature pages                                            62

PART I

THE SAVANNAH BANCORP, INC. (THE COMPANY) MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-KSB AND THE EXHIBITS THERETO), IN ITS REPORTS TO SHAREHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM; INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY CUSTOMERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF CUSTOMERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE COMPANY'S PRODUCTS AND SERVICES; THE SUCCESS OF THE COMPANY IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO

UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

ITEM 1. BUSINESS

(a)      GENERAL DEVELOPMENT OF BUSINESS

General

The Company was incorporated as a Georgia business corporation on October 5, 1989, for the purpose of becoming a bank holding company by acquiring all of the common stock of The Savannah Bank, National Association, Savannah, Georgia (the "Bank"). The Company became a bank holding company within the meaning of the Federal Bank Holding Company Act (the "Act") and the Georgia Bank Holding Company Act (the "Georgia Act") upon the acquisition of 100% of the common stock of the Bank on August 22, 1990.

The Bank currently is the sole operating subsidiary of the Company. The Bank received its charter from the Office of the Comptroller of the Currency (OCC) to commence business and opened for business on August 22, 1990. The deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC").

On February 10, 1998, the Company entered into a binding definitive merger agreement to acquire the outstanding stock of Bryan Bancorp of Georgia, Inc. ("Bryan"). Each share of Bryan common stock will be exchanged for 1.85 shares of the Company's common stock. Based on the Company's closing stock price of $25.50 per share on February 10, 1998, the transaction would be valued at approximately $24 million. The merger, which is anticipated to be accounted for as a pooling of interests, is expected to be consummated by mid-year 1998, pending approval of Bryan and Company shareholders, regulatory authorities and other customary conditions of closing. The transaction is expected to be a tax-free reorganization for federal income tax purposes.

Bryan is a one-bank holding company for Bryan Bank & Trust Company. Bryan Bank & Trust Company has one office in Richmond Hill, Georgia and another planned for mid-year 1998. As of December 31, 1997, Bryan had total assets of $66 million, total deposits of $56 million, total stockholders' equity of $7.4 million and $1.2 million in 1997 earnings.


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

BANKING SERVICES

The Bank has 49 full-time and 12 part-time employees and offers a full range of deposit services, including checking accounts, savings accounts and various time deposits ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive to those offered in the area. In addition, retirement accounts such as IRA (Individual Retirement Accounts) and SEP (Simplified Employee Pension) accounts are offered. The FDIC insures all deposit accounts up to the maximum amount (currently $100,000 per account). The Bank solicits these accounts from individuals, businesses, foundations and organizations, and governmental authorities.

The Bank offers a full range of short and medium-term commercial, real estate and personal loans. The Bank's primary lending focus is business, real estate and consumer lending. Commercial loans include both secured and a limited volume of unsecured loans. Consumer loans include secured loans for financing automobiles, home improvements, real estate and other personal investments. Unsecured consumer loans are limited and generally made to our most creditworthy borrowers. The Bank originates fixed and variable rate mortgage loans and offers real estate construction and acquisition loans.

The Bank's lending policies generally require an 80% loan to value ratio on secured term real estate lending. Additionally, the existence of a reliable source of repayment/cash flow is usually required before making any loans, regardless of the security. Appraisals are obtained as required and lending officers make on-site inspections. New loans over

$10,000 are reported to the Credit/ALCO  Committee,  and this Committee approves
loans  over  $750,000,  prior  to  the  loan  being  made.  Generally,   lending
relationships over $100,000 are reported to the full Board of Directors.

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

The Bank operates a residential mortgage loan origination department. The department takes mortgage loan applications, obtains rate commitments and completes various origination documentation and follow-up for an origination and service release fee from third-party mortgage bankers. In addition to generating fee income, the department also generates banking relationships from its customers and real estate-related contacts. These loans are funded by other mortgage investors and have not been warehoused on the Bank's books.

CREDIT RISK MANAGEMENT AND ALLOWANCE FOR LOAN LOSSES

 The Bank has a multi-faceted program designed to control and continually monitor the credit risks inherent in its loan portfolio. This begins with a structured loan approval process in which the Board of Directors delegates authority for various types and amounts of loans to loan officers on a basis commensurate with seniority and lending experience. The Bank uses an asset classification system that is consistent with OCC regulations, which apply to all assets of an insured institution and require each institution to periodically classify its assets.

There are four categories of "criticized" assets: Special Mention, Sub-Standard, Doubtful and Loss. Assets classified as substandard, doubtful or loss are considered "classified". The classification of assets is subject to OCC review and re-classification. The Bank includes aggregate totals of criticized assets, and general and specific valuation reserves in quarterly reports to the Board of Directors, who approve the overall loan loss reserve evaluation. The Bank's loan classification system utilizes both the account officer and loan review function to monitor the classification of the Bank's loans.

The account officer is charged with the responsibility of monitoring changes in loan quality within his or her loan portfolio and reporting changes directly to loan review and senior management. Additionally, loan review performs a review of the Bank's loans to determine that the appropriate risk grade has been assigned to each borrowing relationship. Delinquencies are monitored on all loans as a basis for potential inclusion in general valuation reserves or, ultimately, for potential charge-off. Loans which are delinquent 90 days (four payments) or longer generally are placed on nonaccrual status unless the collectibility of principal and accrued interest is assured beyond a reasonable doubt. In certain cases, loans less than 90 days (four payments) delinquent are placed on nonaccrual where uncertainty exists as to their collectibility. Real estate acquired through foreclosure is classified as sub-standard unless there is sufficient evidence to indicate such classification is not warranted.

Loan loss reserves are determined based on management's internal review of non per-forming loans, delinquency trends, the level of rated assets and charge-off trends. Additionally, management assesses general and specific economic trends both nationally and locally and regulatory information to determine the impact of those external factors on loan loss reserve levels. Based on the internal and external reviews, the Bank segregates its loan portfolio by type of loans and by loan classification within each loan type. Reserve percentages are applied (based on historical and anticipated loss rates) to each loan group to determine the required amount of allocated general loan loss reserves. Additionally, an amount is provided for unallocated general loan loss reserves, reflecting the potential for estimation errors in allocated reserves.

In November 1996, the Bank applied for and received trust powers from the OCC. The Bank hired a Trust Department Manager/Trust Officer and an assistant. The trust operations, employee benefit administration and certain money management functions are being outsourced to third parties, at least for the early years of the department. Using these resources the Trust Department offers a full array of Trust Services including investment management, personal trusts, custodial accounts, estate administration, and employee benefit administration.

The Bank also offers cash management services, a non-cash deposit courier service, safe deposit boxes, travelers checks, direct deposit of payroll, U.S. Savings bonds, official bank checks and money orders and automatic drafts for various accounts. The Bank is a member of the HONOR and CIRRUS networks of automated teller machines that may be used by Bank customers in Savannah and other cities. The Bank issues ATM cards and currently has six teller machines in the area. The Bank also offers both VISA and MasterCard credit cards, on an agent bank basis, which have a pre-authorized line of credit for personal purchases and expenses.

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

The Bank's main office, known as the Johnson Square Office, is located in the primary business district in downtown Savannah on Johnson Square where most of the commercial banks in the Primary Service Area have their main Savannah offices. In recent years, regional banks have acquired several of the banks in the Primary Service Area with headquarters outside of the state of Georgia. The Bank emphasizes that it is based in Savannah, and that its directors and the executive officers are committed to the economic development of the Savannah area.

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

On October 1, 1997,  the  fourth  office at 4741  Highway 80 East on  Whitemarsh
Island, six miles east of the main office location opened for business. Deposits, mortgage loan origination and consumer loans are the primary opportunities for this location which will serve a large concentration of higher net worth individuals as well as a young adult population in apartments and first homes.

In October 1997, the Bank signed a long-term lease for its fifth Savannah location in space presently occupied by a regional bank competitor in the Medical Arts Shopping Center. This office is strategically located near two major hospitals and numerous medical, dental and professional practices. This location is approximately four miles southeast of the main office. The lease term begins in June 1998. The new office is expected to be open in the third quarter, 1998.

The Bank's business plan relies principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and stockholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank emphasizes a high degree of personalized customer service in order to be able to provide for each customer's banking needs. The Bank's marketing approach emphasizes the advantages of dealing with an independent, locally-owned and relationship-oriented bank to meet the particular needs of individuals, professionals and small to medium-size businesses in the community. All banking services are continually evaluated with regard to their profitability and efforts will be made to modify the Bank's business plan if the plan does not prove successful.

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

The Bank invests the majority of its investment portfolio in highly marketable medium-term and short-term maturity assets, such as Federal Funds, U.S. Treasury securities, U.S. agency securities, marketable mortgage-backed securities and high quality bank-qualified tax-exempt securities. By pricing loans on a variable rate structure, or by keeping the maturity of the investment and loan portfolios relatively short-term, the Bank expects to be able to maintain loan interest, or to reinvest securities proceeds, at prevailing market rates. This will help to maintain a generally consistent spread over the interest rates paid by the Bank on the deposits which are used to fund the investment and loan portfolios.

Deposit accounts represent the majority of the liabilities of the Bank. These include non- interest-bearing checking accounts and interest bearing NOW accounts, savings accounts, money market accounts and certificates of deposit. Most time deposits have maturities of twelve months and less, but the maturities may be extended based on liquidity position, interest rate expectations and the rate sensitivity in the loan portfolio of the Bank. In managing its liabilities, the Bank attempts to attract deposits from customers who, assuming rates are competitive, are inclined to maintain an ongoing relationship with the Bank.

The Bank has no investment risk in off-balance sheet derivative-related investments. The Bank owns $12 million in callable agency obligations which have normal interest rate and marketability risk. Of the callable obligations, $7 million have one time only calls. The call dates and the final maturities are laddered so that an excessive amount of cash flow from callable bonds will not be received in any one quarter or year. The remaining $5 million of callable obligations are callable quarterly or semiannually.

INTEREST RATE RISK

Interest rate risk is a measure of exposure to changes in net interest income or the theoretical market value of portfolio equity due to changes in market interest rates. The differential (known as "gap") between interest rate sensitive assets and interest rate sensitive liabilities over a specified period of time represents a measure of sensitivity of net interest income to changes in interest rates. A positive gap indicates an excess of rate sensitive assets over rate sensitive liabilities, while a negative gap indicates an excess of rate sensitive liabilities over rate sensitive assets.

The Bank operates under an interest rate risk policy through an Asset Liability Management Committee ("Credit/ALCO"). The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a cash flow simulation model which projects the impact of changes in interest rates on the Bank's assets and liabilities. Additionally, the committee may set other interest rate risk objectives. The policy also outlines responsibility for monitoring interest rate risk, the process for the approval, implementation and monitoring of interest rate risk strategies to achieve The Bank's interest rate risk objectives.

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

The Bank is subject to extensive supervision and regulation by the OCC and, to a lesser extent, the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve Board. The OCC is responsible for overseeing the affairs of all national banks and periodically examines national banks to determine their compliance with laws and regulations. National banks must make periodic reports of their condition to the OCC.

In addition, the OCC has authority to issue cease and desist orders against national banks which are about to engage, are engaging or have engaged in an unsafe or unsound practice in the conduct of their business. The OCC can order affirmative action to correct any harm resulting from a violation of practice, including, but not limited to, making restitution and providing reimbursement or guarantees against loss in certain cases. The OCC also administers several federal statutes such as the Community Reinvestment Act and the Depository Institution Management Interlocks Act, which apply to national banks. The Bank also is subject to special examination by the FDIC and to certain FDIC regulations.

The OCC has adopted risk-based capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain risk-based and equity capital ratios. The table in Note 10 of the notes to the consolidated financial statements in the 1997 Annual Report shows the capital ratios for the Company, the Bank, and the regulatory minimum capital ratios at December 31, 1997. The capital ratios of the Company and Bank exceeded the ratios required to be "well-capitalized" by the FDIC.

A national banking association is insured by the FDIC and must be a member of the Federal Reserve System. Therefore, the Bank is subject to applicable provisions of the Federal Reserve Act, which restrict the ability of any national bank to extend credit to its parent holding company. Additionally, a national banking association cannot extend credit to any affiliate (including its parent and non-bank subsidiaries of its parent) to purchase the assets thereof, to issue a guarantee, acceptance or letter of credit (including an endorsement or standby letter of credit) to its affiliates, or to invest in the stock or securities thereof or to take such stock or securities as collateral for loans to any borrower.

Stockholders of banks (including bank holding companies which own stock in banks, such as the Company) may be compelled by bank regulatory authorities to invest additional capital in the event their bank's capital shall have become impaired by losses or otherwise. Failure to pay such an assessment could cause a forced sale of the holder's bank stock. In addition, the Company may also be required to provide additional capital to any additional banks that it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

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

The Company, as a bank holding company, is required to register as such with the Federal Reserve Board and the Georgia Department of Banking and Finance. It is required to file with both of these agencies annual reports and other information regarding its business operation and those of its subsidiary. It is also subject to examination by these two agencies and will be required to obtain their approval before acquiring directly or indirectly, ownership or control of any voting shares of a bank or bank subsidiary of a bank holding company if, after such acquisition, it would own or control directly or indirectly, more than 5% of the voting stock of such bank or banking subsidiary of a bank holding company. Furthermore, a bank holding company is prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or bank holding company, with limited exceptions. It must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. During 1996, the Federal Reserve Board enacted regulations that are slightly less restrictive of the types of businesses which bank holding companies may own.

The  Riegle-Neal  Interstate  Banking and Branching  Efficiency Act of 1994 (the
Act) has introduced a process that enables nationwide interstate banking through bank subsidiaries and interstate bank mergers. Separately, the Act also permits bank subsidiaries to act as agents for each other across state lines. Since September 29, 1995, adequately capitalized and managed bank holding companies have been permitted to acquire control of a bank in any state. Any acquisitions are subject to concentration limits. Beginning June 1, 1997, banks were permitted to merge with one another across state lines. The Interstate Banking Act also permits de novo branching to the extent that a particular state "opts into" the de novo branching provisions. The legislation preserves the state laws which require that a bank must be in existence for a minimum period of time before being acquired as long as the requirement is five years or less. This legislation has immediate relevance for the banking industry due to increased competitive forces from institutions which may consolidate through mergers and those which may move into new markets through enhanced opportunities to branch across state lines.

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

Although the Company is not presently subject to any direct regulatory restrictions on dividends (other than those of Georgia corporate law), the Company's long-term ability to pay cash dividends will depend on the amount of dividends paid by the Bank, and any other subsequently acquired entities. OCC regulations restrict the amount of dividends, which the Bank may pay without obtaining prior approval. Based on such regulatory restrictions, the Bank is limited from paying dividends in a calendar year, which exceeds the current year's net income combined with the retained net profits of the preceding two years. The Bank may pay no dividends to the Company in excess of the retained earnings of the Bank of $4.031 million plus future earnings of the bank.

The Bank is a member of the Federal Home Loan Bank ("FHLB") System, which consists of 12 regional FHLB's subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB's maintain central credit facilities primarily for member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1% of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 5% of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500 thousand. Additionally, during 1996 the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $500 thousand over the required minimum. The Bank is in compliance with this requirement with an investment of $412 thousand in FHLB of Atlanta stock at December 1997.

Each FHLB serves as a reserve or central bank for its member institutions within its assigned regions. It is funded primarily from proceeds derived from the sale of obligations of the FHLB System. The FHLB makes advances (i.e., loans) to members in accordance with policies and procedures established by its Board of Directors. The Bank, is authorized to borrow funds from the FHLB of Atlanta to meet demands for withdrawals of savings deposits, to meet seasonal requirements and for the expansion of its loan portfolio. Advances may be made on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and existing advances. Interest rates charged for advances vary depending upon maturity, the cost of funds to the regional FHLB and the purpose of the borrowing.

COMMUNITY REINVESTMENT ACT

 The Community Reinvestment Act of 1977 ("CRA") requires the federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. In May 1995,the federal bank regulatory agencies published final amended regulations promulgated pursuant to the CRA. The final regulations eliminate the 12 assessment factors under the former regulation and replace them with performance tests. Institutions are no longer required to prepare CRA Statements or extensively document director participation, marketing efforts or the ascertainment of community credit needs. Under the final rule, an institution's size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. All institutions have the option of being evaluated under a strategic plan formulated with community input and pre-approved by the applicable bank regulatory agency.

CRA regulations provide for certain disclosure obligations. In accordance with the CRA, each institution must post a CRA notice advising the public of the right to comment to the institution and its regulator on the institution's CRA performance and to review the CRA public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities, and any written comments from the public on its performance in meeting community credit needs. Large institutions also are required to collect certain data including the amount and location of, originated and purchased small business, small farm, community development, and home mortgage loans, and to report this data to their regulatory agencies.

Public disclosure of written CRA evaluations of financial institutions made by regulatory agencies is required under the CRA. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution's community reinvestment record. The Bank received an "satisfactory" rating on the most recent performance evaluation of its CRA efforts by the OCC.

Congress and various federal agencies responsible for implementing fair lending laws have been increasingly concerned with discriminatory lending practices. In 1994, those federal agencies announced a Joint Policy Statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the Policy Statement, three methods of proving lending discrimination were identified: (i) overt evidence of discrimination, where a lender blatantly discriminates on a prohibited basis;(ii) evidence of disparate treatment, when a lender treats applicants differently based upon a prohibited factor, even where there is no showing that the treatment was motivated by intention to discriminate; and (iii) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral in appearance and applied equally. Lenders are particularly uncertain about the application of the "disparate impact" criteria by virtue of the vague nature of the Policy Statement. The Policy Statement notes that "the precise contours of the law on disparate impact as it applies to lending discrimination are under development."

RECENT BANKING LEGISLATION

Bills are presently pending before the United States Congress and certain state legislatures, and additional bills may be introduced in the future in the Congress and the state legislatures, which, if enacted, may alter the structure, regulation and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company or the Bank may be affected thereby.

The Federal Deposit Insurance Corporation (FDIC) approved a reduction in the rates charged for deposit insurance premiums. The reduction has significantly reduced the amount of premiums assessed on well-capitalized banks. The Bank's assessment rate decreased to 4 cents per one hundred dollars of total deposits, effective June 1, 1995. It was further reduced to a minimum charge of $2 thousand dollars for 1996. In 1997, the assessment was increased to 3.2 cents per one hundred dollars of total deposits, which approximated $14 thousand dollars in 1997 FDIC assessment expense. This significant decline in FDIC insurance premium rates has had a positive impact on the Company's and banking industry earnings.

In January 1996, Georgia law was amended to allow banks to establish up to three de novo branches anywhere in the State of Georgia. The three-branch limitation is effective from July 1, 1996, through June 30, 1998. On July 1, 1998, the number of branch banks that a bank may establish is no longer limited.

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

Banks generally compete with other financial institutions through the banking products and services offered the pricing of services, the level of service provided  the  convenience  and  availability  of  services,  and the  degree of expertise and the personal manner in which services are offered. The Bank encounters competition from most of the financial institutions in the Bank's Primary Service Area. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking services, that the Bank does not provide currently.

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









                REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

SELECTED STATISTICAL INFORMATION OF THE COMPANY

The following statistical information is provided for the Company for the years ended December 31, 1997, and 1996. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Report. The Company has no foreign operations and, accordingly, there are no assets or liabilities attributable to foreign operations.


Table 1 - Average  Balance  Sheet and  Rate/Volume  Analysis - 1997 and 1996

The following table presents average balances of the Company and the Bank on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during 1997 and 1996.


    Average Balance  Average Rate                         Interest              (a) Variance
   ---------------- -------------                      ---------------   Vari-  Attributable to
    1997     1996    1997   1996                         1997    1996    ance   Rate   Volume
   -------  ------- ------ ------                      -------  ------  ------  ----- --------

     (Thousands)         (%)      Taxable-Equivalent        (Thousands)           (Thousands)
                                  Interest Income and
                                  fees(b)
 $ 27,067 $ 26,871   6.25  6.28   Investment - taxable $ 1,692 $ 1,687 $   5  $ (7)    $  12
    3,206    2,461   6.86  6.91   Investments -            220     170    50    (1)       51
                                   non-taxable
   10,473    7,197   5.47  5.29   Federal funds sold       573     381   192    19       173
                                  Loans (c)
   39,032   34,258   9.15  9.10    Commercial            3,570   3,118   452    17       435
   15,819   11,594   9.24  9.33    Real estate           1,461   1,082   379   (15)      394
   39,506   34,802   9.29  9.24    Consumer              3,669   3,217   452    17       435
  -------  -------                                      ------  ------  ----
   94,357   80,654   9.22  9.20   Total loans            8,700   7,417 1,283    23     1,260
  -------  -------                                      ------  ------ -----

  135,103  117,183   8.28  8.24   Total interest-       11,185   9,655 1,530    54     1,476
  -------  -------  ----- -----   earning assets        ------  ------ -----  ----    ------

                                  Interest Expense
                                  Deposits
 $ 22,828 $ 21,075   2.69  2.66    NOW accounts            614     561    53     6        47
    3,690    3,125   3.25  3.30    Savings accounts        120     103    17    (2)       19
   18,104   14,758   3.88  3.86    Money market accounts   703     570   133     4       129
   23,575   20,935   5.67  5.78    CD's, $100M or more   1,336   1,210   126   (27)      153
   38,064   33,585   5.66  5.84    Other time deposits   2,154   1,963   191   (70)      261
  -------  -------                                      ------   -----  ----

                                  Total interest-bearing
  106,261   93,478   4.64  4.71    deposits              4,927   4,407   520   (82)      602
                                  Federal funds
                                   purchased and secur-
                                   ities sold under
    3,112    1,307   5.04  5.13    repurchase agreements   157      66    91    (3)       94
  -------  -------                                       ------  ------ ----
                                  Total interest-bearing
 $109,373 $ 94,785   4.65  4.72    liabilities           5,084   4,473   611   (78)      689
 --------  -------  ----- -----                          ------ ------ -----  ------   -----
                     3.78  3.52   Interest rate spread
                                   Net yield on interest-
                                   earning assets and
                     4.52% 4.42%   net interest income $ 6,101 $ 5,182 $ 919 $  131   $  788
                    -----  -----                         -----  ------ -----   ----    -----

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate.
(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense. There was $96 in average non-accrual loans in 1997 and $0 in 1996. Interest was accrued until the date placed on non-accrual status.
(c) The loan classifications shown here are based on the primary source of repayment. There are loans secured by real estate in both the commercial and the consumer categories.

Table 2 - Average Balance Sheet and Rate/Volume Analysis - 1996 and 1995

The following table presents average balances of the Company and the Bank on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during 1996 and 1995.


    Average Balance  Average Rate                         Interest              (a) Variance
   ---------------- -------------                      ----------------  Vari-  Attributable to
     1996    1995    1996   1995                         1996    1995    ance   Rate   Volume
   -------  ------  ------ ------                      -------  ------- ------  ----- ---------
      (Thousands)        (%)      Taxable-Equivalent       (Thousands)          (Thousands)
                                  Interest Income and
                                  fees (b)
 $ 26,871 $ 19,030   6.28  6.53   Investment - taxable $ 1,687 $ 1,243 $ 444  $(68)    $ 512
    2,461    1,325   6.91  7.09   Investments -            170      94    76    (5)       81
                                   non-taxable
    7,197    7,235   5.29  5.96   Federal funds sold       381     431   (50)  (48)       (2)
                                  Loans (c)
   34,258   26,244   9.10  9.61    Commercial            3,118   2,521   597  (173)      770
   11,594    9,361   9.33  9.67    Real estate           1,082     905   177   (39)      216
   34,802   33,292   9.24  9.38    Consumer              3,217   3,123    94   (48)      142
   -------  ------                                      ------  ------  ----
   80,654   68,897   9.20  9.51   Total loans            7,417   6,549   868  (250)    1,118
   -------  ------                                      ------  ------  ----

  117,183   96,487   8.24  8.62   Total interest-        9,655   8,317 1,338  (446)    1,784
  -------  -------  -----  ----   earning assets        ------  ------ -----  -----    -----

                                  Deposits
   21,075   17,214   2.66  2.99    NOW accounts            561     514    47   (68)      115
    3,125    2,959   3.30  3.51    Savings accounts        103     104    (1)   (7)        6
   14,758   12,140   3.86  3.84    Money market accounts   570     466   104     4       100
   20,935   16,828   5.78  5.95    CD's, $100M or more   1,210   1,001   209   (35)      244
   33,585   27,599   5.84  5.99    Other time deposits   1,963   1,652   311   (47)      358
   -------  ------                                       -----  ------  ----

                                   Total interest-bearing
   93,478   76,740   4.71  4.87     deposits             4,407   3,737   670  (145)      815
                                   Federal funds
                                    purchased and secur-
                                    ities sold under
    1,307      731   5.13  5.61     repurchase agreements   66      41    25    (6)       31
   ------- -------                                       -----  ------  ----
                                   Total interest-bearing
 $ 94,785 $ 77,471   4.72  4.88     liabilities          4,473   3,778   695  (148)      843
   -------  ------  ----- -----                          -----  ------  ----  -----    -----
                     3.52  3.73    Interest rate spread
                                   Net yield on interest-
                                   earning assets and
                     4.42% 4.70%   net interest income $ 5,182 $ 4,539 $ 643 $(298)  $   941
                    ------ -----                         ------  ------ ----  -----   ------

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate.
(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense. There were no non-accrual loans in 1996 or 1995.
(c) The loan classifications shown here are based on the primary source of repayment. There are loans secured by real estate in both the commercial and the consumer categories.

Table 3 - Long-Term Maturity Gap and Repricing Data

The following table is the Company's long-term maturity and repricing data for the Company as of December 31, 1997.
   ($ in 000's)

                                                                                      Fair
Interest-bearing assets     1998    1999    2000    2001    2002   Beyond    Total    Value
                           ------ ------- ------- -------  ------- -------  -------  -------
Investment securities       9,016  10,215   6,094     386     -      3,789   29,500   29,500
                            6.43%   5.82%   6.30%   8.95%     -      6.73%    6.26%     -
Federal funds sold         13,187     -       -       -       -       -      13,187   13,187
                            5.45%     -       -       -       -       -       5.45%     -
Loans - fixed rates        22,060  12,193  10,351   3,779   4,707    2,777   55,867   55,772
                            8.80%   8.73%   8.92%   8.96%   8.89%    8.78%    8.82%     -
Loans - variable rates     25,141   7,047   9,514   3,127   4,430      895   50,154   50,154
                            9.05%   9.10%   9.19%   9.04%   8.80%    8.74%    9.06%     -
                           ------  ------  ------  ------  -------  -------  ------  --------
Total earning assets       69,404  29,455  25,959   7,292   9,137    7,461  148,708  148,613
                            7.95%   7.81%   8.40%   8.99%   8.85%    7.73%    8.10%     -

Interest bearing deposits:
NOW and savings (a)         3,307   3,307   3,307   3,307   3,307   16,539   33,074   33,074
                            2.75%   2.75%   2.75%   2.75%   2.75%    2.75%    2.75%     -
Money market (a)            2,020   2,020   2,020   2,020   2,020   10,103   20,203   20,203
                            3.85%   3.85%   3.85%   3.85%   3.85%    3.85%    3.85%     -
Time,  $100M and over      21,207   1,098   1,422     923     -       -      24,650   24,728
                            5.67%   5.90%   6.55%   6.15%     -       -       5.75%     -
Other Time                 30,214   4,156   3,991   1,122   1,158     -      40,641   40,742
                            5.45%   5.80%   6.31%   5.68%   6.05%     -       5.59%     -
                          -------  ------  ------  ------  ------  --------  ------
Total interest bearing
deposits                   56,748  10,581  10,740   7,372   6,485   26,642  118,568  118,747
                            5.32%   4.48%   4.78%   3.92%   3.68%    3.17%    4.54%     -
Funds purchased             3,250     -       -       -       -       -       3,250    3,250
                            5.05%     -       -       -       -       -       5.05%     -
                          ------- -------  ------  ------  -------  -------  ------

Total interest bearing
liabilities                59,998  10,581  10,740   7,372   6,485   26,642  121,818  121,997
                            5.30%   4.48%   4.78%   3.92%   3.68%    3.17%    4.55%
GAP-Excess Assets           9,406  18,874  15,219     (80)  2,652  (19,181)  26,890     -
                          ------- -------  ------  ------- ------ --------  -------
GAP-Cumulative-12/31/97                                                                 -
                            9,406  28,280  43,499  43,419  46,071   26,890   26,890
                          ------- -------  ------  ------  ------  -------  -------

(a) - estimated cash flow runoff of 10% per year has been assumed.

The Company's cash flow gap is $9,406 within one year, or six percent of total interest-earning assets. Fixed rate earning assets with maturities over five years total $6,417, or four percent of total interest-earning assets. The cash flow gaps between one and five years will adjust significantly each year through normal loan and deposit activity. Based on the principal cash flows and interest rates presented above, and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances.

Table 4 - Investments - Securities Available for Sale

The aggregate amortized cost and fair value of securities available for sale as of December 31, 1997 and 1996 were as follows:

                                                     1997
                               ------------------------------------------------
                                Amortized   Unrealized   Unrealized    Fair
                                  Cost         Gains       Losses      Value
                               -----------  ----------   ----------  ---------
Investment securities:
  U. S. Treasury securities      $ 12,141   $        3   $     -     $  12,144
  U. S. Government agencies        11,700           43         -        11,743
  Mortgage-backed securities          995           -           (7)        988
  State and municipal               3,377          150         -         3,527
  Other taxable securities          1,087           11         -         1,098
                               ----------  -----------   ----------   ---------
                                 $ 29,300   $      207   $      (7)  $  29,500
                               ==========  ===========   ==========   =========

                                                     1996
                               -------------------------------------------------
                                Amortized   Unrealized   Unrealized    Fair
                                  Cost         Gains       Losses      Value
                               ----------  -----------   ----------   ---------
Investment securities:
   U. S. Treasury securities     $ 16,236   $       -    $     (26)  $  16,210
   U. S. Government agencies        6,988           -          (42)      6,946
   Mortgage-backed securities       1,927           -          (15)      1,912
   State and municipal              3,125           61         -         3,186
   Other taxable securities         1,020           17         -         1,037
                               ----------  -----------   ----------   ---------
                                 $ 29,296   $       78   $    (83)   $  29,291
                               ==========  ===========   ==========   =========

Table 5 - Investments - Weighted Average Yields by Maturity

The following table sets forth the amortized cost, fair value and tax-equivalent yields by investment type and maturity category at December 31, 1997.


                                         Amortized    Fair     Tax-Equivalent
                                            Cost      Value       Yield (a)
                                        ----------  ---------  --------------
Securities available for sale:
U. S. Treasury, other U. S. government
  Agencies and Mortgaged-backed:
    Within one year                       $  8,995   $  9,016       6.43%
    One year to five years                  15,840     15,859       5.99
    Five years to ten years                    -          -          -
    Over ten years                             -          -          -
                                        ----------  ---------  --------------
Total                                       24,835     24,875       6.15

Other interest-earning investments:
     Within one year                           450        450       6.38
     One year to five years                    -          -          -
     Five years to ten years                 2,928      3,077       6.76
     Over ten years                            -          -          -
                                        ----------  ---------  --------------
          Total                              3,378      3,527       6.71
                                        ----------  ---------  --------------
Total available for sale interest-
earning investments                         28,213     28,402       6.22%

                                         Amortized    Fair
                                            Cost      Value
                                        ----------  ---------
Federal Reserve Bank Stock
and other investments                        1,087      1,098
                                        ----------  ---------
  Total available-for-sale securities    $  29,300  $  29,500
                                        ==========  =========

(a) the yield is calculated on the amortized cost of the securities.

LOANS
The following tables set forth certain information regarding the Bank's loan portfolio as of December 31, 1997 and 1996.

Table 6 - Loans by Category

The composition of the loan portfolio at December 31, 1997 and 1996 is presented in Note 3 to the consolidated financial statements.


                                                Percent               Percent
                                       1997     of Total     1996      of Total
                                     ---------  ---------  ---------  ---------

     Commercial                       $ 18,754      17.7%   $ 14,904      16.8%
     Real estate - rental, constr-
     uction and development             20,100      19.0      13,535      15.3
     Real estate -  mortgage            56,022      52.8      50,067      56.5
     Installment and consumer           11,145      10.5      10,143      11.4
                                     ---------  ---------  ---------  ---------
     Total Loans                      $106,021     100.0%   $ 88,649     100.0%
                                     =========  =========  =========  =========

Table 7 - Loan Repricing Opportunities

The following table sets forth certain loan maturity information as of December 31, 1997. Loan renewals generally reprice relative to the prime rate in effect at the time of the renewal. Management expects that certain real estate mortgage loans that have maturities of one to three years and longer amortization periods will renew at maturity.


                                        After one year
                             One year       through        Over
Loan Category:               or less      five years    five years    Total
                            ---------  ---------------  ----------  ---------
Real estate-construction
  & development            $  11,979      $    8,115     $       6  $  20,100
Real estate-mortgage          17,538          35,077         3,407     56,022
Commercial, financial
 and agricultural             13,732           4,897           125     18,754
Loans to individuals           3,951           7,059           135     11,145
                            ---------  ---------------  ----------  ---------
  Total                    $  47,200      $   55,148     $   3,673  $ 106,021
                            =========  ===============  ==========  =========

Loans with floating and
  adjustable rates         $  25,140      $   24,118     $     896  $  50,154
Loans with fixed rates        22,060          31,030         2,777     55,867
                            ---------  ---------------  ----------  ---------
    Total                  $  47,200      $   55,148     $   3,673  $ 106,021
                            =========  ===============  ==========  =========

Nonaccrual, Past Due and Restructured Loans

At December 31, 1997 the Bank had nonaccrual loans of $153 and had $32 in loans past due over 90 days. Management also maintains a "watch list" of special mention and classified loans that may not be past due, nonaccrual or restructured which included $347 of loans in addition to the nonaccrual and 90 days overdue balances. Interest income of $7 was recognized from nonaccrual loans in 1997. At December 31, 1996 the Bank had no nonaccrual loans and had $23 in loans past due over 90 days. No interest income on nonaccrual loans was recognized in 1996.

Except for consumer loans, the Bank's policy is to place a loan on nonaccrual status when, in management's judgment, the collection of principal and interest appears doubtful. Interest receivable accrued in prior years and subsequently determined to have doubtful collectibility will be charged to the allowance for possible loan losses. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

Loan Concentrations

Most of the Bank's business activity is with customers located within the Chatham County area. As of December 31, 1997, the Bank had a concentration of credit risk aggregating $76,122 on loans secured by real estate. This amount was comprised of $56,022 of real estate in which the source of repayment is primarily cash flow from commercial businesses and consumers and $20,100 to finance investment real estate in which the primary source of repayment is cash flow from sales proceeds and lease payments of income producing real estate. The Bank has no exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

Table 8 - Provision for Possible Loan Losses

Changes in the allowance for loan losses in 1997 and 1996 are summarized as follows:


                                                     1997           1996
                                                   -------        -------
    Balance at the beginning of the year           $ 1,240        $ 1,061
    Charge-offs - Commercial                           (43)           -
    Charge-offs - Consumer                             (28)           (23)
                                                   -------        -------
    Charge-offs - Total                                (71)           (23)
    Recoveries - Consumer                               11              7
                                                   -------        -------
    Net charge-offs                                    (60)           (16)
    Provision for loan losses                          300            195
                                                   -------        -------
    Balance at the end of the year                  $1,480         $1,240
                                                   =======        =======

    Ratio of net charge-offs to average loans        .06%            .01%
                                                   =======        =======

Table 9 - Allocation of Allowance for Loan Losses by Loan Type

The allowance for loan losses is allocated by loan category based on management's assessment of risk within the various categories of loans. The Company's allocation of the allowance for loan losses according to the amount deemed to be reasonably necessary to absorb potential losses within each loan category is presented in the following tables:


                                                    % of             % of
                                          1997      Total    1996    Total
                                        -------   -------  -------  -------
   Commercial                           $   217      .21   $   148      .17
   Real estate - rental, construction
     and development                        287      .27       245      .28
   Real estate -  mortgage                  100      .09        80      .09
   Installment and other consumer           160      .15       133      .15
   Unallocated                              716      .68       634      .71
                                        -------             -------
     Total Allowance for Loan Losses    $1 ,480     1.40   $ 1,240     1.40
                                        =======            =======

The allowance for loan losses is based on estimates and is maintained at a level considered adequate to provide for potential loan losses. The adequacy of the allowance is based on management's continuing evaluation of the loan portfolio under current economic conditions, underlying collateral value securing loans and such other factors, which deserve recognition in estimating loan losses. Actual future losses may be different from estimates due to unforeseen events. Loans, or portions thereof, which are deemed to be uncollectible will be charged against the allowance.

Loan loss reserves are determined based on management's internal review of nonperforming loans, delinquency trends, the level of rated assets and charge-off trends. Additionally, management assesses general and specific economic trends both nationally and locally and regulatory information to determine the impact of those external factors on loan loss reserve levels. Based on the internal and external reviews, The Bank segregates its loan portfolio by type of loans and by loan classification within each loan type. The allowance for loan losses is allocated by different loan classifications based on management's assessment of risk inherent in the various types of loans. Reserve percentages are applied (based on historical and anticipated loss rates) to each loan group to determine the required amount of allocated general loan loss reserves. Additionally, an amount is provided for unallocated general loan loss reserves reflecting the potential for estimation errors in allocated reserves.

DEPOSITS

Table 10 - Deposit Average Balances and Rates Paid

The following table summarizes average balances of deposits of the Company and the Bank on a consolidated basis and the average rates paid on such deposits during 1997 and 1996.


                                          1997                  1996
                                 ------------------   -------------------
                                    Amount    Rate      Amount      Rate
                                 ---------    ----    ---------     ----
Non-interest bearing demand      $  18,904    0.00%   $  16,577     0.00%
Interest bearing demand             22,828    2.69       21,075     2.66
Saving deposits                      3,690    3.25        3,125     3.30
Money market deposits               18,104    3.88       14,758     3.86
Time deposits                       61,639    5.67       54,520     5.82
                                 ---------             ---------
   Total                         $ 125,165             $ 110,055
                                 =========             =========

Table 11 - Time Deposit Maturities

The following table indicates the amount of the Bank's time certificates of deposit of $100,000 or more at December 31, 1997 by time remaining until maturity.


         Maturity Period                          Amount
         ---------------                         --------
      Three months or less                       $  7,639
      Over three through six months                 6,571
      Over six through twelve months                6,996
      Over twelve months                            3,444
                                                 --------
          Total                                  $ 24,650
                                                 ========

SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 1997 and 1996 consist of securities sold under agreement to repurchase and federal funds purchased. The maximum amount outstanding at the end of any month was $3,543 and $1,911 during 1997 and 1996, respectively.

As of December 31, 1997 and 1996, the Bank had short-term borrowings totaling $3,250 and $1,850, respectively. The average interest rates were 5.04% and 5.13% for the years ended 1997 and 1996.

Table 12 - Return on Assets and Equity

The following table shows return on assets (net income divided by average total assets), return on equity (net income divided by average shareholders' equity) and shareholders' equity to assets ratio (shareholders' equity divided by total assets) for the years ended

December 31, 1997, 1996 and 1995. Dividends paid, adjusted for stock splits and stock dividends, were $.14 in 1997, $.08 in 1996, and $.07 in 1995.


              Ratio                           1997      1996     1995
     -----------------------                 ------    ------   ------
     Return on Average Assets                 1.22%     1.20%     1.18%
     Return on Average Equity                12.48%    12.01%    10.53%
     Average Equity to Average Assets         9.79%    10.03%    11.20%
     Dividend Payout Ratio                   13.63%     8.69%     9.47%


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

The Company has leased approximately 4,710 square feet on the main floor of the building under a five-year lease with two optional five-year extensions in June 1999 and 2004. The rental costs increase by 3% of the gross rental amount each year during the initial five-year term and thereafter in accordance with the Consumer Price Index. The Company is also responsible for its pro rata share of increases in the cost of ad valorem taxes, insurance, utilities and janitorial services.

The Company also leases approximately 4,210 square feet on the first floor of a two-story building located at 400 Mall Boulevard, Savannah, Georgia. This space is being used for the Bank's first branch location. The building is located near the corner of Mall Boulevard and Hodgson Memorial Drive, a location that is convenient to a significant concentration of commercial, service, and retail entities. The lease rate increases with the consumer price index. The initial lease term was for five years and ended March 31, 1997. The Bank has committed to exercise the next five-year lease option. There are four five-year renewal options included in the terms. The Company is also responsible for its pro-rata share of increases in the cost of ad valorem taxes, insurance and maintenance of common areas. The bank renovated the existing space, constructed a vault, drive-in teller area and six drive-in teller lanes adjacent to the building.

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

In November 1997, the Bank entered into a ten-year lease beginning June 1, 1998 with four five-year renewal options in the Medical Arts Shopping Center at 4809 Waters Road. The property consists of 3055 square feet of banking office space and a separate drive-through behind the shopping center. The space is presently occupied by a regional bank and will require minimal leasehold improvements prior to beginning operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was sold in an initial public offering on April 10, 1990. It is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol SAVB. Information as to the quarterly high and low stock prices for 1997 and 1996 is listed below. The prices represent high and low bid prices and they have been adjusted to reflect the two-for-one stock split distributed in July 1995 and a three-for two split in the form of a 50% stock dividend declared in January 1997 and paid in February, 1997. There were approximately 220 holders of record of Company Common Stock and, according to information available to the Company, approximately 530 additional shareholders through brokerage accounts at February 27, 1998.

Table 13 - Market Price per Common Share


                   Fourth           Third         Second          First
1997               Quarter         Quarter        Quarter        Quarter
----               -------         -------        -------        -------
High                $24.00          $23.25         $23.00         $19.25
Low                  21.50           20.00          18.63          15.00

1996
----
High                $16.33          $13.83         $14.00         $14.00
Low                  12.67           12.67          12.67          12.67


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a comprehensive presentation of the Company's financial condition and results of operations, the following selected financial data and analysis should be reviewed along with the consolidated financial statements and the accompanying notes included in Item 7. in this Form 10-KSB Annual Report. All dollar amounts except per share amounts are in thousands.


SELECTED FINANCIAL DATA - FIVE YEAR COMPARISON - 1993 - 1997

Selected Year-End Balances

        ($ in thousands)         1997      1996      1995       1994      1993
                               --------  --------  --------   --------  --------
Total Assets                   $163,659  $137,452  $115,088   $ 90,434  $ 71,834
Loans                           106,021    88,649    75,827     61,219    52,037
Deposits                        144,464   121,401    99,547     78,378    59,296
Interest-earning assets         148,708   128,755   108,005     85,743    68,155
Interest-bearing liabilities    121,818   101,438    85,866     63,045    52,513
Shareholders' equity             14,976    13,285    12,163     10,858    10,528


Selected Average Balances


        ($ in thousands)         1997      1996      1995       1994      1993
                               --------  --------  --------   --------  --------
Total assets                   $143,543  $125,154  $102,142   $83,370   $ 66,280
Loans                            94,357    80,654    68,897    57,261     46,235
Investment securities            30,273    29,332    20,355    15,159     10,319
Other interest-earning assets    10,473     7,197     7,235     6,634      5,564
Interest-earning assets         135,103   117,183    96,487    79,054     62,118
Interest-bearing deposits       106,261    93,478    76,740    57,657     45,781
Other borrowings                  3,112     1,307       731       688      1,134
Interest-bearing liabilities    109,373    94,785    77,471    58,345     46,915
Non-interest bearing deposits    18,904    16,577    13,226    13,571      8,652
Deposits                        125,165   110,055    89,966    71,228     54,433
Shareholders' equity             14,050    12,549    11,436    10,749     10,262


Selected Income Statement Data



                                 1997      1996      1995       1994      1993
Summary of Operations          --------  --------  --------   --------  --------
Interest income                 $11,132    $9,617    $8,297     $5,898   $4,269
Interest expense                  5,084     4,473     3,778      2,143    1,647
                               --------  --------  --------   --------  --------
Net interest income               6,048     5,144     4,519      3,755    2,622
Provision for loan losses          (300)     (195)     (172)      (125)    (257)
                               --------  --------  --------   --------  --------
Net interest income after
  provision for loan losses       5,748     4,949     4,347      3,630    2,365
Other income                        953       654       470        201      235
Personnel expense                 2,192     1,719     1,487      1,167      981
Other expense                     1,824     1,571     1,427      1,240    1,022
                               --------  --------  --------   --------  --------
Income before provision for
  income taxes and accounting
  change                          2,685     2,313     1,903      1,424      597
Provision for income taxes         (932)     (806)     (699)      (518)    (183)
                               --------  --------  --------   --------  --------
Income before accounting
  change and extraordinary item   1,753     1,507     1,204        906      414
Effect of tax accounting change     -         -         -          -        115
                               --------  --------  --------   --------  --------
Net income                     $  1,753  $  1,507    $1,204    $   906  $   529
                               ========  ========  ========   ========  ========
Earnings per share - basic        $1.03      $.89      $.70       $.51     $.29
                               ========  ========  ========   ========  ========
Earnings per share before
accounting change-diluted          $.97      $.85      $.69       $.51     $.23
                               ========  ========  ========   ========  ========
Earnings per share - diluted       $.97      $.85      $.69       $.51     $.29
                               ========  ========  ========   ========  ========
Average basic common
 shares outstanding               1,708     1,701     1,711      1,762    1,783
                               ========  ========  ========   ========  ========
Average diluted common and
common equivalent shares          1,802     1,763     1,747      1,762    1,783
                               ========  ========  ========   ========  ========

Dividends per share                $.14      $.08      $.07       $.03      -
                               ========  ========  ========   ========  ========

All per share data and average shares have been restated for a ten percent stock dividend in May, 1994 and a two-for-one stock split in July, 1995 and a three for two split in the form of a 50% stock dividend in February, 1997.

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

During 1997, loans increased $17.4 million, or 20%, and deposits increased $23.1 million, or 19% resulting in an increase in the loan to deposit ratio from 73.0% at the beginning of the year to 73.4% at year-end. During 1998, management plans to emphasize both loan and deposit growth and to target a loan to deposit ratio in the 75% to 80% range. Core deposit growth will be accomplished through marketing, competitive interest rates and through the opportunities at our new Island Towne Center Office which opened in October, 1997 and our new Medical Arts Office scheduled to open in the fall of 1998. The Bank became a member of the FHLB in 1992. As a member of the FHLB, the Bank has access to short-term and long-term borrowings at favorable rates. These borrowings can be used for liquidity, asset-liability management and matched loan funding purposes. The Bank also has $6.5 million of federal funds borrowing lines available from correspondent banks.

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

The Company's maturity and repricing gap at December 31, 1997, was $9,406 within one year, or six percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $6,566, or four percent of total interest-earning assets. The maturity and repricing gap between one and five years will adjust significantly each year through normal loan and deposit activity. Based on the presently expected principal cash flows and interest rates and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances.

The short-term asset sensitivity position of the Company indicates that net interest income will be impacted negatively when the prime rate and deposit rates decline. Soon after the rate declines stop, net interest income will be impacted positively due to the continued time deposit repricing at lower rates. The opposite is true in the event of rising rates.

The gap position after one year is of less concern because management has time to respond to changing financial conditions with actions that reduce the impact of the longer term gap positions.

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At December 31, 1997, the Company had unfunded commitments to extend credit of $18,991 and outstanding stand-by letters of credit of $289. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The financial condition of the Company can be assessed by examining the changes and relationships in the sources and uses of funds as shown in the consolidated statements of cash flows. Excellent loan and core deposit growth resulted in an increase of $904, or 18%, in net interest income. The Company increased its investment in callable U.S. Government agency securities in 1997. In general, investments have expected maturities of less than four years. Tax-exempt bank qualified municipals total $3.5 million, or approximately 12% of the investment portfolio, and have weighted average maturities of approximately eight years. At December 31, 1997, approximately 19.6 percent of equity capital, or $2,931, was invested in bank premises and equipment. The Medical Arts Office scheduled for opening in the third quarter 1998 is an existing bank facility which will be leased. Bank premise and equipment additions will be minor.

Management has classified all investment securities as available for sale since January 1, 1994. In 1997, a decrease in U.S. Treasury market rates of approximately 50 to 75 basis points caused net unrealized gains on available for sale securities to increase to $124, which is included in shareholders' equity at December 31, 1997. Increases in U.S. Treasury market rates of approximately 75 to 125 basis points in 1996 caused the equity valuation account to decrease to a $3 net reduction of shareholders' equity at December 31, 1996.

The Company's lending and investment policies continue to emphasize high quality growth. These policies do translate in to lower net interest margins; however, management believes these policies are in the best interests of the shareholders and customers in the long-term, as they lessen the negative impact of a recessionary business cycle. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company.

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of December 31, 1997, the Company and the Bank exceed the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $14,976, or 9.2% of total assets. Management expects that the Company's and the Bank's capital ratios will continue to remain above the well-capitalized capital ratio level, even in the event of future substantial increases in market rates. The high capital ratio and expected future earnings will allow the bank to continue its aggressive growth objectives without having to raise additional capital in the near future.


RESULTS OF OPERATIONS

1997 COMPARED WITH 1996

For 1997, the Company had a net income of $1,753 compared to 1996 net income of $1,507, an increase of 16%. Diluted earnings per share were $.97 in 1997 and $.85 in 1996 an increase of 14%. Basic earnings per share were $1.03 in 1997 and $.89 in 1996. Prior years earnings per share has been restated for a three for two stock split declared January 27, 1997 and distributed on February 24, 1997. The following discussion and analysis summarizes the more significant factors affecting operating results in 1997 compared with 1996.

Net interest income was $6,048 in 1997 compared to $5,144 in 1996, an increase of $904, or 18%. Average interest-earning assets were up $17.9 million, or 15% in 1997 over 1996. The prime rate increased 25 basis points to 8.50% during 1997 and time deposit rates decreased between 5 and 10 basis points during 1997. The net yield on interest earning assets increased to 4.52% in 1997 from 4.42% in 1996.


The provision for loan losses was $300 in 1997 compared to $195 in 1996. Net loan charge-offs totaled $60 in 1997 and $16 in 1996. There was $185 in non-performing assets at December 31, 1997 and $23 at December 31, 1996. Because of the growth of the Bank since its inception in 1990, much of the loan portfolio has not been through a weak economic cycle and the Company has not developed loss experience over a complete business cycle. Accordingly, management believes it continues to take a conservative posture with respect to additions to the allowance for possible loan losses. The allowance for possible loan losses was 1.40% of loans at December 31, 1997 and 1996.

Other income was $953 in 1997 compared to $654 in 1996. Other income included mortgage origination fees of $356 in 1997 and $200 in 1996. Lower mortgage rates during 1997 stimulated the growth in mortgage origination fee income during 1997. Other income also included service charges on deposit accounts of $404 and $373 in 1997 and 1996, respectively. The increase in service charges is primarily due to the increased number of accounts. The Bank also implemented charges for non-customers using our ATMs in early 1997. A trust department was started in December, 1996 and trust fee income was $30 in 1997.

Other expenses were $4,016 in 1997 compared to $3,290 in 1996, an increase of $726. Salary and employee benefit expense increased due to three officer and five non-officer positions being added during the year and increased employee incentives and benefits. Other operating expenses increased $135 or 13% as increases in data processing, postage and supplies related to the increasing volume of loan and deposit accounts and the costs necessary to acquire and service them. Occupancy expense and equipment increased primarily because of new space leased for the Mortgage Department in January 1997 and the Islands Towne Center Office that opened in October 1997.

The provision for income taxes was $932 in 1997 and $806 in 1996. The effective federal and state tax rates were 34.7% and 34.9% in 1997 and 1996, respectively. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

RESULTS OF OPERATIONS
1996 COMPARED WITH 1995

For 1996, the Company had a net income of $1,507 compared to 1995 net income of $1,204 an increase of 25%. Diluted earnings per share were $.85 in 1996 and $.69 in 1995, an increase of 23%. Basic earnings per share were $.89 in 1996 and $.70 in 1995. Earnings per share have been restated for a three-for-two stock split declared January 27, 1997 and payable on February 24, 1997. The following discussion and analysis summarizes the more significant factors affecting operating results in 1996 compared with 1995.

Net interest income was $5,144 in 1996 compared to $4,519 in 1995, an increase of $625 or 14%. Average interest-earning assets were up $20.7 million, or 21% in 1996 over 1995. The prime rate decreased 25 basis points to 8.25% during 1996 and time deposit rates decreased between 10 and 25 basis points during 1996. The net yield on interest earning assets decreased to 4.42% in 1996 from 4.70% in 1995. This ratio was declining at year-end 1995 with the decreasing prime rate and was still declining slightly at year-end 1996 due to the level prime rate and significant asset growth during 1996.

The provision for loan losses was $195 in 1996 compared to $172 in 1995. Net loan charge-offs totaled $16 in 1996 and $10 in 1995. There was $23 in non-performing assets at December 31, 1996 and $7 at December 31, 1995. Because of the growth of the Bank since its inception in 1990, much of the loan portfolio has not been through a weak economic cycle and the Company has not developed loss experience over a complete business cycle. Accordingly, management believes it continues to take a conservative posture with respect to additions to the allowance for possible loan losses. The allowance for possible loan losses was 1.40% at December 31, 1996 and 1995.

Other income was $654 in 1996 compared to $470 in 1995. Other income in 1996 had no securities gains or losses compared to securities losses of $90 in 1995. Other income also included mortgage origination fees of $200 in 1996 and $176 in 1995. Higher mortgage rates during mid-1996 moderated the growth in mortgage origination fee income during 1996. Other income also included service charges on deposit accounts of $373 and $339 in 1996 and 1995, respectively. The increase in service charges is primarily due to the increased number of accounts. The Bank also implemented charges for customers using other bank's ATM's during mid-1996. A trust department was started in December, 1996. No trust fee income was earned in 1996.

Other expenses were $3,290 in 1996 compared to $2,914 in 1995, an increase of $376. Salary and employee benefit expense increased due to two officer and one non-officer positions being added during the year and increased employee incentives and benefits. The Company also began The Savannah Bancorp, Inc. Employee Savings and Profit-sharing Plan, effective December 31, 1994. Contributions and administrative expenses related to the plan were approximately $58 and $45 in 1996 and 1995, respectively. Other operating expenses increased $34 or 3% as increases in data processing, postage and supplies related to the rapidly increasing volume of loan and deposit accounts and the costs necessary to acquire and service them was largely offset by decreases in FDIC insurance assessments. The FDIC dropped the insurance assessments for banks classified as "well-capitalized" to 4 cents from 23 cents per $100 in deposits, effective June 1, 1995 and then to a flat $2,000 minimum in 1996. Approximately $22 of trust department expense was incurred in 1996.

The provision for income taxes was $806 in 1996 and $699 in 1995. The effective federal and state tax rates were 34.8% and 36.7% in 1996 and 1995, respectively. The effective tax rate declined due to increased tax-exempt income. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

YEAR 2000

The Company has engaged Year 2000 consultants and is in the process of developing a plan to ensure a smooth transition of the systems, products and vendors that The Company relies on into the twenty-first century. Additionally, The Bank will work with its loan customers to monitor potential credit exposure that might result from a lack of their systems' readiness for the Year 2000.

Substantially all of the Company's software systems are licensed from outside vendors. The core customer information system (CIS), loan, deposit, general ledger, ATM and card-based systems are all maintained and processed by a third party, M & I Data Services, Inc., the largest bank-owned data processor of banks in the United States. The Company expects to receive commitments from its major vendors to provide the required systems modifications to ensure compliance. Management believes those commitments will be met in advance of July 1, 1999.

Some software programs and some hardware will need to be modified or replaced for Year 2000 compliance. To the extent possible, those changes will be incorporated in the normal replacement or upgrade of hardware and systems.

Management believes it will be successful in the achievement of its plans and does not believe that the execution of the plan will have a material adverse effect on future operating results.








THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)      1.  Financial Statements

The financial statements, together with the applicable report of independent accountants, are included on pages 38-50 in this 1997 Annual Report on Form 10-KSB as show in the following index.
                                                                   Page Number

     (i)    Consolidated Financial Highlights for 1997 and 1996        37
     (i)    Report of Independent Certified Public Accountants         38
    (ii)    Consolidated Balance Sheets
              December 31, 1997 and 1996                               39
   (iii)    Consolidated Statements of Income For the Years
              Ended December 31, 1997, 1996 and 1995                   40
    (iv)    Consolidated Statements of Changes in Stockholders'
              Equity For the Years Ended December 31, 1997,
              1996 and 1995                                            41
     (v)    Consolidated Statements of Cash Flows For the Years
              Ended December 31, 1997, 1996 and 1995                   42
    (vi)    Notes to Consolidated Financial Statements                43-53


         2.  Financial Statement Schedules
             Report of Predecessor Independent Accountants       Exhibit 23.1
             The report of Price Waterhouse LLP for the year ended December 31, 1995 is included as a financial schedule exhibit in this Form 10-KSB.








              THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

The Savannah Bancorp, Inc. and Subsidiary
Consolidated Financial Highlights
December 31, 1997 and 1996

                                                                      Percent
                                                                      Increase
Balance Sheet at December 31                    1997         1996    (Decrease)
--------------------------------------------------------------------------------

(Amounts in thousands, except per share data)
Total assets                                  $163,659     $137,452       19%
Interest-earning assets                        148,708      128,755       16
Loans                                          106,021       88,649       20
Allowance for loan losses                        1,480        1,240       19
Non-performing assets                              185           23      704
Deposits                                       144,464      121,401       19
Interest-bearing liabilities                   121,818      101,438       20
Shareholders' equity                            14,976       13,285       13
Allowance for possible
   loan losses to total loans                    1.40%        1.40%
Equity to assets                                 9.15%        9.67%
Tier 1 capital to risk
   weighted assets                              13.63%       14.85%
Book value per share (1)                        $ 8.76       $ 7.81       12
Outstanding shares (1)                           1,710        1,701        1



Earnings and Performance Data
For the Years Ended December 31,                1997         1996
-------------------------------------------------------------------------------

Net income                                    $  1,753     $  1,507       16%
Return on average assets                         1.22%        1.20%        2
Return on average equity                        12.48%       12.01%        4

Earnings per share: (1)
Basic                                           $ 1.03        $ .89       16
Diluted                                         $  .97        $ .85       14
Average shares: (1)
Basic                                            1,708        1,701        0
Diluted                                          1,802        1,763        2

 (1) 1996 restated for 3 for 2 stock split on February 24, 1997 and for restatement of basic per share amounts.

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

The 1997 financial statements have been audited by Arthur Andersen LLP, independent certified public accountants. Their appointment was recommended by the Audit Committee and approved by the Board of Directors. Their audit provides an objective assessment of the degree to which the Company's management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures which include reviewing internal control structure and performing selected tests of transactions and records as indicated in their report. These auditing procedures are designed to provide a reasonable level of assurance that the financial statements are fairly presented in all material respects.

--------------------------------------------------------------------------------
Report of Independent Certified Public Accountants

                     (Arthur Andersen LLP Letterhead)

To the Board of Directors and Shareholders of The Savannah Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of The Savannah Bancorp, Inc. (a Georgia Corporation) and its subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of The Savannah Bancorp, Inc. and its subsidiary as of December 31, 1995 were audited by other auditors whose report dated January 17, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Savannah Bancorp, Inc. and its subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Jacksonville, Florida
January 21, 1998 (except with respect
to Note 15, as to which the date is
February 10, 1998)

The Savannah Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets


                                                               December 31,
($ in thousands, except per share data)                     1997         1996
                                                         ---------     --------
Assets
 Cash and due from banks                                 $  11,929     $  6,015
 Federal funds sold                                         13,187       10,810
 Securities available for sale, at fair value (amortized
   cost of $29,300 in 1997 and $29,296 in 1996)             29,500       29,291
 Loans                                                     106,021       88,649
 Less allowance for loan losses                             (1,480)      (1,240)
                                                         ---------     --------
     Net loans                                             104,541       87,409
 Premises and equipment, net                                 2,931        2,368
 Other assets                                                1,571        1,559
                                                         ---------     --------
       Total assets                                      $ 163,659    $ 137,452
                                                         =========     ========

 Liabilities
  Deposits:
    Non interest-bearing demand                          $  25,896    $  21,813
    Interest-bearing demand                                 29,121       22,611
    Savings                                                  3,953        3,232
    Money market accounts                                   20,203       14,656
    Time, $100,000 and over                                 24,650       23,106
    Other time deposits                                     40,641       35,983
                                                         ---------     --------
       Total deposits                                      144,464      121,401
  Securities sold under repurchase agreements                2,292        1,415
  Federal funds purchased                                      958          435
  Other liabilities                                            969          916
                                                         ---------     --------
       Total liabilities                                   148,683      124,167
                                                         ---------     --------
  Commitments and contingencies (Notes 11 and 13)

  Shareholders' Equity
    Common stock, par value $1 per share:  authorized
      20,000,000 shares; issued 1,782,598 and
      1,188,408 shares in 1997 and 1996                      1,783        1,188
    Preferred stock, par value $1 per share:
       authorized 10,000,000 shares, none issued               -            -
    Contributed Capital                                      8,924        9,519
    Retained earnings                                        4,649        3,135
    Treasury stock, 73,050 and 54,200 shares
       in 1997 and 1996, respectively                         (504)        (554)
    Unrealized gains (losses) on
      securities available for sale, net of tax                124           (3)

       Total shareholders' equity                           14,976       13,285
                                                         ---------     --------
       Total liabilities and shareholders' equity         $163,659     $137,452
                                                         =========     ========

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiary
Consolidated Statements of Income


                                                    Year Ended December 31,
($ in thousands, except for per share data)      1997        1996        1995
                                               -------     -------     -------
Interest Income
  Loans                                        $ 8,700     $ 7,417     $ 6,549
  Investment securities:
    Taxable                                      1,692       1,687       1,243
    Non-taxable                                    167         132          74
  Federal funds sold                               573         381         431
                                               -------     -------     -------
    Total  interest income                      11,132       9,617       8,297
                                               -------     -------     -------
Interest Expense
  Deposits                                       4,927       4,407       3,737
  Securities sold under repurchase agreement       115          37          16
  Federal funds purchased                           42          29          25
                                               -------     -------     -------
    Total interest expense                       5,084       4,473       3,778
                                               -------     -------     -------
Net Interest Income                              6,048       5,144       4,519
  Provision for loan losses                       (300)       (195)       (172)
                                               -------     -------     -------
Net interest income after
Provision for loan losses                        5,748       4,949       4,347
                                               -------     -------     -------
Other Income
  Service charges on deposit accounts              404         373         339
  Mortgage origination fees                        356         200         176
  Other income                                     191          81          45
                                               -------     -------     -------
     Total other operating revenue                 951         654         560
Gains (losses) on sales of securities                2          -          (90)
                                               -------     -------     -------
Total other income                                 953         654         470
                                               -------     -------     -------
Other Expense
  Salaries and employee benefits                 2,192       1,719       1,487
  Occupancy expense                                334         296         239
  Equipment expense                                318         238         185
  Other operating expenses                       1,172       1,037       1,003
                                               -------     -------     -------
    Total other expense                          4,016       3,290       2,914
                                               -------     -------     -------
Income before provision for income taxes         2,685       2,313       1,903
Provision for income taxes                        (932)       (806)       (699)
                                               -------     -------     -------
Net income                                      $1,753      $1,507      $1,204
                                               =======     =======     =======
Earnings per share (1)
  Basic                                         $ 1.03       $ .89       $ .70
  Diluted                                       $  .97       $ .85       $ .69


    (1) adjusted for a three for two stock split declared in January, 1997, distributed in February, 1997 and a two for one stock split declared in June, 1995, distributed in July, 1995.

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity


                                                                                      Unrealized
(Amounts in thousands, except                                                         Securities
for per share data)                                                                    (Losses)
                                    Common    Stock  Contributed  Retained  Treasury    Gains,
                                    Shares    Amount   Capital    Earnings    Stock   Net of Tax    Total
                                   -------   ------- -----------  --------  --------  ----------  --------
Balance, December 31, 1994         594,204     $594     $10,113       $669    ($206)      ($312)   $10,858


Cash dividends - $.10 per share                                       (114)                           (114)


Two-for-one stock split            594,204      594        (594)                                        -


Change in unrealized gains on
  securities available for sale,                                                            563        563
  net of tax

Treasury stock purchases                                                       (348)                  (348)

Net income                                                           1,204                           1,204
                                  ---------  ------  -----------  --------  --------  ---------  ---------
Balance, December 31, 1995        1,188,408   1,188       9,519      1,759     (554)        251     12,163
                                  ---------  ------  -----------  --------  --------  ---------  ---------
Cash dividends - $.115 per share                                      (131)                           (131)

Change in unrealized losses on
  securities available for sale,
  net of tax                                                                               (254)      (254)

Net income                                                           1,507                           1,507
                                  ---------  ------  -----------  --------  --------  ---------  ---------
Balance, December 31, 1996        1,188,408   1,188       9,519      3,135     (554)         (3)    13,285
                                  ---------  ------  -----------  --------  --------  ---------  ---------

Cash dividends - $.14 per share                                       (239)                           (239)

Three-for-two stock split           594,190     595        (595)                                        -

Change in unrealized gains on
  securities available for sale,                                                            127        127
  net of tax

Reissuance of treasury stock                                                     50                     50

Net income                                                           1,753                           1,753

                                  ---------  ------  -----------  --------  --------  ---------  ---------
Balance, December 31, 1997        1,782,598  $1,783       $8,924    $4,649    ($504)       $124    $14,976
                                  ---------  ------  -----------  --------  --------  ---------  ---------

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows


                                                        Year Ended December 31,
($ in thousands)                                        1997     1996     1995
                                                       ------   ------   ------
Operating Activities:
Net income                                             $1,753   $1,507   $1,204
Adjustments to reconcile net income to cash
Provided by operations:
   Provision for loan losses                              300      195      172
   Depreciation of premises and equipment                 269      237      188
   (Gains) losses on sales of securities                   (2)      -        90
   Amortization of securities - net                       424      139       52
   Deferred tax benefit                                   (32)     (44)    (144)
   Increase in accrued interest receivable                (94)    (222)    (275)
   Decrease (increase) in prepaid expenses and other       36      (17)     (76)
   Increase in accrued interest payable                    64        9      193
   (Decrease) increase in accrued expenses and other
     liabilities                                          (13)    (323)     163
                                                       ------   ------   ------
     Net cash provided by operating activities          2,705    1,481    1,567
                                                       ------   ------   ------
Investing Activities:
Net increase in federal funds sold                     (2,377)  (4,031)  (1,658)
Purchases of available for sale securities             (7,027) (13,804) (13,979)
Proceeds from sales of available for sale securities      603      992    2,405
Proceeds from  maturities of available for sale
  securities                                            6,000    8,775    5,437
Net increase in loans made to customers               (17,432) (12,838) (14,618)
Capital expenditures                                     (832)    (598)  (1,025)
                                                       ------   ------   ------
     Net cash used in investing activities            (21,065) (21,504) (23,438)
                                                       ------   ------   ------
Financing Activities:
Net increase in demand, savings and money
  market accounts                                      16,861   12,645    8,447
Net increase in time deposits                           6,202    9,207   12,722
Net  increase (decrease) in securities sold under
  repurchase agreements                                   877     (416)   1,832
Net increase (decrease) in federal funds purchased        523      274     (161)
Re-issuance (purchase) of treasury stock                   50      -       (348)
Dividend payments                                        (239)    (131)    (114)
                                                       ------   ------   ------
     Net cash provided by financing activities         24,274   21,579   22,378
                                                       ------   ------   ------
Increase in Cash and Cash Equivalents:                  5,914    1,556      507
     Cash and cash equivalents - beginning of year      6,015    4,459    3,952
                                                       ------   ------   ------
     Cash and cash equivalents - end of year          $11,929  $ 6,015  $ 4,459
                                                      =======  =======  =======

Supplemental  disclosures  of cash flow  information:

Cash paid during the year for:
     Interest on deposits and other borrowings        $ 5,020  $ 4,464  $ 3,585
     Income taxes                                       1,011    1,075      815

The accompanying notes are an integral part of these consolidated financial statements.

                    The Savannah Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                (All amounts in thousands, except per share data)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization - The Savannah Bancorp, Inc. (the Company) was incorporated in Georgia on October 5, 1989, for the purpose of becoming a bank holding company for The Savannah Bank, N.A. (the Bank). In 1990, 540,200 shares of common stock were sold in two public offerings at $20 per share ($6.06 per share, adjusted for the effect of stock splits and dividend). The Company capitalized the Bank on August 22, 1990, by contributing $10 million of net assets in exchange for the Bank's common stock. The Bank began operations on August 22, 1990.

Nature of Operations - The Company is a one-bank holding company that offers a full range of lending and deposit products. The primary service area of the Bank is the city of Savannah, Georgia and surrounding Chatham County.

Basis of Presentation - The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of these financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management. These estimates include primarily the estimation of the allowance for loan losses. Actual results could differ from these estimates. Certain amounts in the previous years have been reclassified to conform to the current year's presentation.

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

Loans and Loan Fees - Loans are stated at principal amounts outstanding reduced by an allowance for loan losses. Interest income on loans is recognized to reflect a constant rate of return on net funds outstanding. Accrual of interest income is discontinued when management believes the collection of interest or principal is doubtful. Accrued interest is reversed and charged against current income when management believes, after considering economic and business conditions and collection efforts, that the ultimate collection of interest is doubtful.

Generally, the Company recognizes loan fees to the extent costs are incurred in the origination of the loans. For certain loans, fees in excess of origination costs are deferred and amortized over the life of the loan. The methodology applied by the Company does not differ materially from generally accepted accounting principles.

Non-Performing and Impaired Loans - The accrual of interest is generally discontinued on all loans, except consumer loans, that become 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Generally loans past due 180 days or more are placed on nonaccrual status regardless of security. A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. As of December 31, 1997 and 1996 there were no accruing impaired loans.

Allowance for Loan Losses - The allowance for loan losses is based on estimates and maintained at a level considered adequate to provide for potential loan losses. The adequacy of the allowance is based on management's continuing evaluation of the loan portfolio under current economic conditions, underlying collateral value securing loans and such other factors that deserve recognition in estimating loan losses. Actual future losses may be different from estimates due to unforeseen events. Loans that are determined to be uncollectible are charged against the allowance.

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

Mortgage Origination Fees - The Company originates mortgage loans on behalf of third parties. Such loans are originated pursuant to commitments from third parties to acquire the loans that are in place prior to extension of a commitment to make the loan. In connection therewith, the Company generally charges certain origination fees to borrowers and may be paid amounts by purchasers that exceed the Company's basis in the loan (for example, a servicing release premium). Net cash gains from those activities are reported as mortgage origination fees in the accompanying consolidated statements of income when the loans are closed.

Income Taxes - Deferred tax assets and liabilities arise from timing differences in the recognition of revenues and expenses for income tax and financial reporting purposes. They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Stock Splits and Dividends - The company declared a ten percent stock dividend in 1994, a two-for-one stock split in July, 1995 in the form of a 100% stock dividend and a three-for-two stock split in the form of a 50% stock dividend effective February 24, 1997. All 1996 and 1995 per share data and weighted average share and stock option information has been restated for the effect of these stock dividends and splits. The 1996 and 1995 consolidated balance sheets and statements of changes in shareholders' equity have not been restated for the stock splits.

Earnings Per Share - In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standard ("SFAS") No. 128 "Earnings Per Share". SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. The Company adopted SFAS No. 128 as of the year ended December 31, 1997. Basic earnings per share are calculated based on weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options (See Note 9). Common stock equivalents are determined using the treasury method for diluted shares outstanding adjusted for the stock splits and stock dividend, referred to above. The weighted average common shares outstanding used in the computation of basic earnings per share were 1,708,000, 1,701,000, and 1,711,000 in 1997, 1996 and
1995, respectively. The weighted average common and common equivalent diluted shares outstanding used in the computation of diluted earnings per share were 1,802,000, 1,763,000, and 1,747,000 in 1997, 1996 and 1995, respectively. The difference between diluted and basic shares outstanding are common stock equivalents from stock options outstanding in the years ended December 31, 1997, 1996 and 1995.

Note 2 - Securities Available for Sale

The aggregate amortized cost and fair value of securities available for sale as of December 31, 1997 and 1996 were as follows:

                                                     1997
                               ------------------------------------------------
                                Amortized   Unrealized   Unrealized    Fair
                                  Cost         Gains       Losses      Value
                               -----------  ----------   ----------  ---------
Investment securities:
  U. S. Treasury securities      $ 12,141   $        3   $     -     $  12,144
  U. S. Government agencies        11,700           43         -        11,743
  Mortgage-backed securities          995           -           (7)        988
  State and municipal               3,377          150         -         3,527
  Other taxable securities          1,087           11         -         1,098
                               ----------  -----------   ----------   ---------
                                 $ 29,300   $      207   $      (7)  $  29,500
                               ==========  ===========   ==========   =========

                                                    1996
                               -------------------------------------------------
                                Amortized   Unrealized   Unrealized    Fair
                                  Cost         Gains       Losses      Value
                               ----------  -----------   ----------   ---------
Investment securities:
   U. S. Treasury securities     $ 16,236   $       -    $     (26)  $  16,210
   U. S. Government agencies        6,988           -          (42)      6,946
   Mortgage-backed securities       1,927           -          (15)      1,912
   State and municipal              3,125           61         -         3,186
   Other taxable securities         1,020           17         -         1,037
                               ----------  -----------   ----------   ---------
                                 $ 29,296   $       78   $    (83)   $  29,291
                               ==========  ===========   ==========   =========

Proceeds from the sale of investment securities were $603, $992 and $2,405 in 1997, 1996 and 1995, respectively. There was no gain or loss in 1997 or 1996 and a loss of $90 in 1995.

The distribution of securities by maturity at December 31, 1997 is shown below.

                                                   Amortized
                                                     Cost       Fair Value
Securities available for sale:                     ---------    ----------
    Due in one year or less                          $ 8,995       $ 9,016
    Due after one year through five years             16,665        16,695
    Due after five years through ten years             2,928         3,077
    Due after ten years                                  712           712
                                                   ---------    ----------
Total investment securities                          $29,300       $29,500
                                                   =========    ==========

At December 31, 1997 and 1996, investment securities with a carrying value of $19,803 and $20,827 respectively, were pledged as collateral to secure public funds and securities sold under repurchase agreements.

Note 3 - Loans

The composition of the loan portfolio at December 31, 1997 and 1996 is presented below.

                                                Percent               Percent
                                       1997     of Total     1996      of Total
                                     ---------  ---------  ---------  ---------

     Commercial                       $ 18,754      17.7%   $ 14,904      16.8%
     Real estate - rental, constr-
     uction and development             20,100      19.0      13,535      15.3
     Real estate -  mortgage            56,022      52.8      50,067      56.5
     Installment and consumer           11,145      10.5      10,143      11.4
                                     ---------  ---------  ---------  ---------
     Total Loans                      $106,021     100.0%   $ 88,649     100.0%
                                     =========  =========  =========  =========

At December 31, 1997 and 1996, there were $185 and $23 in non-performing assets.

The  allowance  for  loan  losses  is  allocated  by  loan  category   based  on
management's assessment of risk within the various categories of loans. Changes in the allowance for loan losses are summarized as follows:

                                                1997          1996        1995
                                               ------        ------      ------
     Balance at the beginning of the year      $1,240        $1,061      $  899
     Provision for loan losses                    300           195         172
     Charge-offs                                  (71)          (23)        (10)
     Recoveries                                    11             7          -
                                               ------        ------      ------
     Balance at the end of the year            $1,480        $1,240      $1,061
                                               ======        ======      ======

The Bank has granted loans to certain directors of the Bank and to their associates. The aggregate amounts of loans were $4,663 and $3,158 at December 31, 1997 and 1996, respectively. During 1997, $4,396 of new loans were made, and repayments totaled $2,891. Unused lines of credit available to related parties aggregated $998 and $595 at December 31, 1997 and 1996, respectively. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.

Note 4 - Premises and Equipment

Bank premises and equipment at December 31, 1997 and 1996, are summarized as follows:

                                        Depreciable       1997         1996
                                           Lives         ------       ------
     Land                                    -           $  327       $  327
     Buildings                            39 - 50         1,134          618
     Furniture and banking equipment       5 - 15         1,718        1,401
     Leasehold improvements               10 - 39           874          875
                                                         ------       ------
                                                          4,053        3,221
     Less accumulated depreciation                        1,122          853
                                                         ------       ------
     Premises  and  equipment, net                       $2,931       $2,368
                                                         ======       ======

Depreciation of premises and equipment was $269, $237 and $188 in 1997, 1996 and 1995, respectively.

Note 5 - Credit Arrangements

At December 31, 1997 federal funds line of credit arrangements aggregating $6.5 million were available to the Bank from correspondent banking institutions. There are no commitment fees, and compensating balances are not required. These unused lines principally serve as liquidity back-up lines. The Bank is also a shareholder of the Federal Home Loan Bank of Atlanta (FHLB) and has access to borrowings from the FHLB.

Note 6 - Deposits

Total time deposits maturing in one to five years are as follow: 1998 - $51,421; 1999 - $5,255; 2000 - $5,413; 2001 - $1,121; and 2002 - $2,081.

The following table indicates the amount of the Bank's time certificates of deposit of $100,000 or more at December 31, 1997 by time remaining until maturity.

                  Maturity Period                        Amount
            ----------------------------                -------
            Three months or less                        $ 7,639
            Over three through six months                 6,571
            Over six through twelve months                6,996
            Over twelve months                            3,444
                                                        -------
                Total                                   $24,650
                                                        =======

Note 7 - Short-Term Borrowings

As of December 31, 1997 and 1996, the Bank had short-term borrowings totaling $3,250 and $1,850, respectively. The average interest rates were 5.04% and 5.13% for the years ended 1997 and 1996. Short-term borrowings at December 31, 1997 and 1996 consists of securities sold under agreement to repurchase and federal funds purchased. The maximum amount outstanding at the end of any month was $3,543 and $1,911 during 1997 and 1996, respectively.


Note 8 - Income Taxes

The provision for income taxes is composed of the following for each of the years ended December 31:

                                         1997       1996      1995
                                         ----       ----      ----
     Current federal                     $864       $768      $763
     Current state                        100         82        80
                                         ----       ----      ----
       Total current                      964        850       843
                                         ----       ----      ----
     Deferred federal                     (26)       (38)     (122)
     Deferred state                        (6)        (6)      (22)
                                         ----       ----      ----
       Total deferred                     (32)       (44)     (144)
                                         ----       ----      ----
     Provision for income taxes          $932       $806      $699
                                         ====       ====      ====

A deferred tax liability of $76 in 1997 and a deferred tax asset of $2 in 1996 have been recognized for the tax effect of the change in the valuation account for unrealized gains and losses on available for sale securities which are recorded net of tax in the equity section in accordance with SFAS No. 115.

A reconciliation between the amount computed by applying the U.S. federal tax rate of 34% to income before income taxes is as follows:

                                                  1997       1996      1995
                                                  ----       ----      ----
     Tax provision at 34%                         $913       $786      $647
     State tax,  net of federal tax benefit         66         50        39
     Tax-exempt interest, net                      (57)       (43)      (22)
     Other                                          10         13        35
                                                  ----       ----      ----
     Provision for income taxes                   $932       $806      $699
                                                  ====       ====      ====

Deferred income tax assets (liabilities) are comprised of the following at December 31, 1997 and 1996:

           Deferred tax assets:                        1997        1996
                                                      -----       -----
             Allowance for loan losses                $470         $379
             Deferred compensation                      19           13
             Unrealized losses on securities            -             2
                                                      -----       -----
               Total deferred tax assets               489          394
                                                      -----       -----
           Deferred tax liabilities:
             Unrealized gains on securities            (76)          -
             Depreciation                             (145)         (68)
             Market discount on bonds                  (11)         (23)
                                                      -----       -----
               Total deferred tax liabilities         (232)         (91)
                                                      -----       -----
             Net deferred tax assets                  $257         $303
                                                      =====       =====

Note 9 - Stock Option Plan and Benefit Plans

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

The Company also has an Incentive Stock Option Plan that provides for the granting of stock options to certain key officers for the purchase of shares at the fair market value of the stock at the date of the grant. There are 16,500 remaining options authorized under this plan at December 31, 1997. Under this plan in April 1995, 44,550 options were granted with an exercise price of $7.50 for a period of ten years commencing April 18, 1995. In January 1996, another 44,550 options were granted under this plan with an exercise price of $13.33 for a period of ten years commencing January 2, 1996. In April 1996, 9,000 additional options were granted to other key officers at an exercise price of $13.33 per share. The April 1996 options vest over five years and are exercisable over ten years. In July and August 1997, 9,000 and 3,000 options were granted to key officers at an exercise price of $21.50 and 21.63 per share, respectively. The July and August 1997 options also vest over five years and are exercisable over ten years.

                                   1997            1996             1995
                             ----------------- ---------------- ---------------
                                      Weighted         Weighted        Weighted
                                      Average          Average         Average
                                      Exercise         Exercise        Exercise
                              Shares   Price   Shares   Price   Shares  Price
                             -------  -------  ------  -------- ------ --------
Outstanding at the
   beginning of year         172,350   $8.69   118,800  $ 6.60   74,250 $ 6.06
Granted                       12,000   21.53    53,550   13.33   44,550   7.50
Exercised                     (8,250)   6.06      -        -       -       -
                             -------           -------          -------
Outstanding at end of year   176,100    9.69   172,350    8.69  118,800   6.60
                             -------           -------          -------
Exercisable at end of year   156,900    8.62   163,350    8.43  118,800   6.60
                             =======           =======          =======

During 1997, 1996 and 1995, the weighted average fair value of options granted was $8.84, $5.08 and $3.01 per option, respectively.

The Company has chosen to continue to account for its options under the provisions of Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees" and thus has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the options granted in 1997, 1996 and 1995 been determined based on fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Corporation's net income and net income per share would have been reduced to the pro forma amounts as shown in the following table:



                                                     1997      1996      1995
                                                    ------    ------    ------
     Net Income - as reported                       $1,753    $1,507    $1,204
     Net Income - pro forma                         $1,733    $1,277    $1,070

     Net Income per share - basic - as reported      $1.03      $.89      $.70
     Net Income per share - pro forma                $1.02      $.76      $.63

     Net Income per share - diluted - as reported     $.97      $.85      $.69
     Net Income per share - diluted - pro forma       $.96      $.72      $.63


The assumptions regarding the stock options issued to executives in 1997 are that the options shares vest equally between 1998-2002. The assumptions regarding the stock options issued to executives in 1996 are that 100% of such options vested on grant date, except for the 9,000 granted in April, 1996 shares which vest equally between 1997-2001. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. In 1997: dividend yield of .64%; expected volatility of 0.19%; risk free interest rate of 6.37% and expected life of options of 8 years. In 1996: dividend yield of .5%; expected volatility of 0.19%; risk free interest rate of 5.59% and expected life of options of 8 years. In 1995: dividend yield of .89%; expected volatility of 0.19%; risk free interest rate of 7.1% and expected life of options of 8 years.

The Company sponsors a 401(k) employee savings and profit-sharing plan in which substantially all full-time employees are eligible to participate. This plan allows eligible employees to save a portion of their salary on a pre-tax basis. Contributions to the plan are discretionary. Contributions and administrative expenses related to the plan aggregated $68 and $58 for the years ended December 31, 1997 and 1996, respectively.

Note 10 - Capital Ratios and Dividend Restrictions

The Office of Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the Federal Deposit Insurance Corporation (FDIC) has adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. Failure to meet minimum capital requirements can result in the initiation of certain actions by the regulators that, if undertaken, could have a material effect on the Company's and the Bank's financial statements. Management believes as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The following table shows these capital ratios for the Company, the Bank, the regulatory minimum and the "well-capitalized" capital ratios at December 31, 1997 and 1996:


                                         1997                     1996
                                  -------------------     -------------------
Capital Ratios:                    Company     Bank        Company     Bank
Qualifying Capital
Tier 1 capital                    $ 14,852   $ 14,831     $ 13,289   $ 13,225
Total capital                     $ 16,212   $ 16,191     $ 14,408   $ 14,344

Average assets for the year       $143,543   $143,548     $125,154   $125,159
Adjusted risk-weighted assets     $109,005   $109,005     $ 89,489   $ 89,489


                                         1997                     1996
                                  -------------------     -------------------
                                                                                 Mini-     Well
Leverage Ratios:                                                                 Mum    Capitalized
Tier 1 capital to average
  assets                             10.35%     10.33%      10.62%     10.57%     4.0%      5.0%

Risk-based Ratios
Tier 1 capital to risk-weighted
  assets                             13.63%     13.61%      14.85%     14.78%     4.0%      6.0%
Total capital to risk-weighted
  assets                             14.87%     14.85%      16.10%      6.03%     8.0%     10.0%

As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk based, Tier 1 risk-based, Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

OCC regulations restrict the amount of dividends that the Bank may pay without obtaining prior approval. Based on such regulatory restrictions, the Bank is limited from paying dividends in a calendar year which exceed the current year's book net income combined with the retained net profits of the preceding two years. At December 31, 1997, $4,031 in retained earnings of the Bank was available for the payment of dividends, subject to maintaining adequate capital ratios in the Bank. The Company is not subject to any regulatory restrictions on the payment of dividends to its shareholders.

Note 11 - Leases and Commitments

Future minimum payments under noncancelable land and office space operating leases with remaining terms in excess of one year are presented as follows: 1998
- $234; 1999 - $180;  2000 - $132; 2001 - $137; 2002 - $94 and $477  thereafter.
The  land  and  office  space  leases  contain  customary   escalation  clauses.
Additionally, the Bank has entered into a non-cancelable data processing servicing agreement which provides for minimum payments as follows: 1998 - $96; 1999 - $98; 2000 - $102; 2001 - $105; 2002 - $54. The agreement includes a termination clause where the Company can buyout the remainder of the contract for 60% of the current monthly contract times the remaining months.

The net rental expense for all office space operating leases amounted to $210 in 1997, $183 in 1996, and $167 in 1995. The leases on the office space have five or ten year renewal options and require increased rentals under cost of living escalation clauses.

Note 12  - Other Operating Expenses

The components of other operating expenses for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                               1997         1996         1995
                                             ------       ------       ------
     Outside data processing                 $  258       $  218       $  151
     Advertising and sales promotion            164          148          170
     Professional and directors fees            134          133          128
     Stationery and supplies                    112          100           76
     Regulatory exams and audit fees            106           90           91
     Postage and courier                        103           95           65
     Taxes and licenses                          75           65           63
     Telephone                                   56           41           33
     Dues and subscriptions                      41           29           27
     Insurance                                   32           32           35
     Correspondent bank charges                  20           16           16
     FDIC insurance                              14            2           90
     Other expense                               57           68           58
                                             ------       ------       ------
     Total other operating expenses          $1,172       $1,037       $1,003
                                             ======       ======       ======

                                       49

Note 13 - Financial Instruments with Off-Balance Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 1997, unfunded commitments to extend credit were $18,991. None of these commitments to extend credit exceeded one year in duration. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At December 31, 1997 and 1996, commitments under letters of credit aggregated approximately $289 and $30, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Most of the Bank's business activity is with customers located within the Chatham County area. As of December 31, 1997, the Bank had a concentration of credit risk aggregating $76,122 on loans secured by real estate. This amount was comprised of $56,022 of real estate in which the source of repayment is primarily cash flow from commercial businesses and consumers. The remaining $20,100 is to finance investment real estate in which the primary source of repayment is cash flow from sales proceeds and lease payments of income producing real estate. The Bank has no exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

Note 14 - Fair Value of Financial Instruments
For the Company, as with most financial institutions, the majority of its assets and liabilities are considered financial instruments. Many of the financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, significant estimations and present value calculations are used for the purpose of this disclosure. Such estimations involve judgements as to economic conditions, risk characteristics and future expected loss experience of various financial instruments and other factors that cannot be determined with precision.

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

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:


                                                       December 31, 1997
                                                   -------------------------
                                                                   Estimated
                                                    Carrying          Fair
                                                      Value           Value
                                                    ----------      ---------
     Financial assets:
       Cash and federal funds sold                 $ 25,116         $ 25,116
       Securities available for sale                 29,500           29,500
       Loans                                        106,021          105,926

 Financial liabilities:
        Deposits                                   $144,464         $144,643
        Securities sold under repurchase
          agreements                                  2,292            2,292
        Federal funds purchased                         958              958


Note 15 - Subsequent Event

On February 10, 1998, the Company signed a definitive agreement to merge with Bryan Bancorp of Georgia, Inc. ("Bryan"), a bank holding company for Bryan Bank & Trust Company. Bryan is located in Richmond Hill and Bryan County approximately twenty miles south of Savannah. The Company intends to acquire Bryan in a tax-free stock-for-stock merger, to be accounted for as a pooling of interests by issuing shares of common stock of the Company. The merger agreement specifies that each share of Bryan stock will be exchanged for 1.85 shares of the Company's stock. The value of the stock to be issued is approximately $24 million based on the $25.50 per share market value on the day prior to the announcement. The consummation of the merger is contingent upon the transaction qualifying for pooling of interests accounting treatment and is subject to customary closing conditions, including regulatory and shareholder approvals.

Note 16 - The Savannah Bancorp, Inc. (Parent Company Only) Financial Information

The following is a condensed statement of condition of the Parent Company at December 31, 1997 and 1996:


Assets                                        1997          1996
                                            ---------     ---------
Cash on deposit                               $     3       $     3
Interest-bearing deposits in bank                  36            79
Investment in subsidiary                       14,955        13,221
Other assets                                     -                3
                                            ---------     ---------
  Total assets                                $14,994       $13,306
                                            =========     =========


Liabilities
Other liabilities                             $    18       $    21
                                            ---------     ---------
Shareholders' Equity
Common stock                                    1,783         1,188
Capital surplus                                 8,924         9,519
Treasury stock                                   (504)         (554)
Unrealized gains (losses) on available
  for sale securities, net of tax                 124            (3)
Retained earnings                               4,649         3,135
                                            ---------     ---------
    Total liabilities and
      shareholders' equity                    $14,994       $13,306
                                            =========     =========

The operating results of the Parent Company are shown below for the three years ended December 31:


                                          1997       1996       1995
                                        --------   --------   --------
Dividend income                           $  190     $  150    $   400
Interest income                                1          2          3
Interest expense                              -          -           1
                                        --------   --------   --------
Net interest & dividend income               191        152        402
Total expenses                                69         56         63
                                        --------   --------   --------
Income before income taxes and
  equity in undistributed net
  income of subsidiary                       122         96        339
Credit for income taxes                       24         19         22
                                        --------   --------   --------
Income before equity in
  undistributed net income of
  subsidiary                                 146        115        361
Equity in undistributed net
   income of subsidiary                    1,607      1,392        843
                                        --------   --------   --------

Net income                                $1,753     $1,507     $1,204
                                        ========   ========   ========

The cash flows of the Parent Company are shown below for the three years ended December 31:

                                          1997       1996        1995
                                       ---------   --------   ---------
Operating Activities
Net income                                $1,753     $1,507      $1,204
Adjustments to reconcile net
  income to cash used
  for operations:
    Equity in undistributed net
      income of subsidiary                (1,607)    (1,392)       (843)
    Decrease  in other
      assets                                   3          6           1
    (Decrease) increase in
      accrued expenses                        (3)        (3)          7
                                       ---------   --------   ---------
   Net cash provided by
      operating activities                   146        118         369
                                       ---------   --------   ---------
Investing Activities
Decrease in interest-
   bearing bank balances                      43          2         100
                                       ---------   --------   ---------
   Net cash provided by
      investing activities                    43          2         100
                                       ---------   --------   ---------
Financing Activities
Re-issuance (purchase)
of treasury stock                             50          -        (348)
Dividends paid                              (239)      (131)       (114)
                                       ---------   --------   ---------
   Net cash used in
      financing activities                  (189)      (131)       (462)
                                       ---------   --------   ---------
Increase (decrease) in cash
     and cash equivalents                      -        (11)          7

   Cash at January 1                           3         14           7
                                       ---------   --------   ---------

   Cash at December 31                  $      3    $     3     $    14
                                       =========   ========   =========

The Parent Company financial statements include the following inter-company items: interest-bearing deposits on the balance sheet; dividend income, interest income and $14 of fees paid each year to the Bank in other expenses on the income statement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 27, 1996, the Company's Board of Directors made the decision to change the Company's independent auditors from Price Waterhouse LLP to Arthur Andersen LLP. Arthur Andersen LLP was formally engaged in April 1996. During the periods in which Price Waterhouse LLP audited the books and records of the Company, none of the reports issued by such firm on the financial statements of the Company contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. The Company has never had any disagreements with Price Waterhouse LLP or Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that would have caused either firm to make reference to the subject matter of such disagreement in connection with their reports.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name of each nominee and each director continuing in office; a description of his or her positions and offices with the Company (other than as a director), if any; a brief description of his or her principal occupation and business experience during at least the last five years; directorships presently held by him or her in other companies with registered securities; and certain other information including his or her and how long she or he has served as a director.

The Company entered into a definitive merger agreement on February 10, 1998 with Bryan Bancorp of Georgia, Inc. ("Bryan"). The agreement specifies that the Company's Board of Directors shall be expanded to add five directors from Bryan at the time the merger is consummated. The 1998 Annual Meeting will be delayed for approximately two months until June 1998, at which time two director nominations will be added to each of the first and second classes and one director will be added to the third class.

All reports required pursuant to the insider trading regulations were filed timely with the exception of shares issued to all directors and officers in the February, 1997 three-for-two stock split. Also, Director Wirth had beneficial shares owned by an adult child and a former spouse that ceased to be beneficially owned shares during the year. The cessation of beneficial ownership was not timely reported. The three-for-two stock split shares were properly reported in the 1997 Proxy for the Annual Meeting of Shareholders, however, the Form 5's were filed delinquent, just prior to the filing of this Form 10-KSB.

NAME, AGE AND YEAR FIRST ELECTED A DIRECTOR OF THE COMPANY AND INFORMATION ABOUT THE DIRECTOR

ROBERT H. DEMERE, JR., 49, has been a director since 1989. Mr. Demere is President of Colonial Group, Inc., a petroleum marketing company in Savannah, Georgia. He has been employed by Colonial since 1974.

ROBERT W. GROVES III, 48, has been a director since 1989. Mr. Groves is Chairman of the Board of Strachan Shipping Company, Savannah, Georgia, a stevedoring and ship agency. He has been employed by Strachan Shipping Company since 1973.

J. CURTIS LEWIS III, 45, has been a director since 1989. Mr. Lewis is Secretary of the Company and the Bank. Since 1980 Mr. Lewis has been a partner in the law firm of Hunter, Lewis & Brannon LLP in Savannah, Georgia. He is also President of LP Media, Inc.

M. LANE MORRISON, 52, has been a director since 1989. Mr. Morrison is a partner in the law firm of Hunter, Maclean, Exley & Dunn PC. From 1993 through 1995 he was a partner in the law firm of Miller, Simpson and Tatum.

RUSSELL W. CARPENTER, 57, has been a director since 1989. Mr. Carpenter is the President of Minis & Co., an investment advisory firm in Savannah, Georgia. Mr. Carpenter has been with this firm since 1972.

J. WILEY ELLIS, 57, has been a director since 1989. Mr. Ellis is the Chairman of the Board of Directors of the Company and the Bank and also serves as its general counsel. He has been a partner in the law firm of Ellis, Painter, Ratteree & Bart LLP since March 1, 1996. He was President of the law firm of Adams & Ellis, P.C., Savannah, Georgia, from 1982 through February, 1996.

AARON M. LEVY, 57, has been a director since 1989. Mr. Levy is President of Levy Jewelers, a chain of four jewelry stores in Savannah, Georgia, and has been employed by Levy Jewelers since 1962.

PENELOPE S. WIRTH, 55, has been a director since 1989. Mrs. Wirth has been the owner and principal broker of Investment Real Estate Company, Savannah, Georgia, since 1978. The company deals with commercial and investment properties.

ARCHIE H. DAVIS, 56, has been a director since 1989. Mr. Davis is President and Chief Executive Officer of the Bank and the Company. Mr. Davis is also a director of Thomaston Mills, Inc., an integrated textile company headquartered in Thomaston, Georgia and the Savannah Electric and Power Company, a subsidiary of the Southern Company.

JULIUS EDEL,  68, has been a director since 1989. Mr. Edel has been President of
Alexander   Brothers  Co.,   Savannah,   Georgia,   previously  a  work  clothes
manufacturing company and since 1985 a holding company for various investments.

JACK M. JONES, 61, has been a director since 1989. Mr. Jones is presently a private investor.

JACK W. SHEAROUSE, 67, has been a director since 1989. Mr. Shearouse is the President of Shearouse Lumber Company, a wholesale and retail lumber company in Pooler, Georgia.

INFORMATION ABOUT THE BOARD OF DIRECTORS AND CERTAIN COMMITTEES The Board of Directors of the Company held four meetings during 1997. All directors attended at least 75%. All of the directors attended at least 75% of the aggregate total number of meetings of committees of the Board on which they served.

AUDIT COMMITTEE. The Audit Committee serves as a liaison between the Board of Directors and the independent accountants of the Company. The Committee approves the overall scope of the audit, reviews the results of the audit and reviews the systems of internal control of the Company. During the fiscal year ended December 31, 1997, the Audit Committee met three times. The Committee is composed of Messrs. J. Curtis Lewis III, Chairman, Robert H. Demere, Jr., Julius Edel, Robert W. Groves III, Jack M. Jones, M. Lane Morrison, Jack W. Shearouse and Penelope S. Wirth.

COMPENSATION COMMITTEE. The Compensation Committee reviews and approves proposed direct compensation of officers; reviews and recommends to the Board incentive plans and benefit plans; and reviews generally compensation and benefits policy. The members of the Compensation Committee are Messrs. Jack M. Jones, Chairman, Russell W. Carpenter, Julius Edel, Robert W. Groves III, J. Curtis Lewis and Jack W. Shearouse. The Compensation Committee held four meetings in 1997.

The following contains certain information about executive officers of the Company and the Bank who are not directors.


NAME AND YEAR FIRST
ELECTED AN OFFICER OF THE                        POSITIONS HELD AND PRINCIPAL
COMPANY AND THE BANK               AGE            OCCUPATION LAST FIVE YEARS

R. Stephen Stramm                  48              Executive Vice President -
1990                                               Lending of the Bank

Robert B. Briscoe                  46              Chief Financial Officer of
1990                                               the Company and Executive
                                                   Vice President and Chief
                                                   Financial Officer of the
                                                   Bank.

There are no family relationships between directors and / or executive officers.

ITEM 10.  EXECUTIVE COMPENSATION

The tables below set forth certain information concerning compensation paid to the most highly compensated executive officers whose cash compensation exceeded $100,000 for services in all capacities during the years ended December 31, 1997, 1996 and 1995. There were no options or stock appreciation rights granted in 1997.

                                       SUMMARY COMPENSATION TABLE

                                                           Long Term          Compensation
                        Annual Compensation (1)              Awards             Payouts
                   ----------------------------------  ------------------  -------------------
    (a)             (b)     (c)      (d)      (e)        (f)       (g)       (h)       (i)
                                             Other
Name and                                     Annual   Restricted                     All Other
Principal                                    Compen-    Stock    Options   LTIP (5)   Compen-
Position (2)       Year   Salary    Bonus   sation)(3)  Awards    SARs(4)  Payouts   sation(6)
----------------   ----  --------  -------  ---------  --------- -------   --------  ---------
Archie H. Davis    1997  $145,000  $21,048    $8,253       0         0          0      $5,600
President & CEO    1996  $135,000  $19,900    $7,527       0       24,750       0      $4,650
                   1995  $135,000  $20,250    $3,908       0       24,750       0      $4,500

R. Stephen Stramm  1997  $ 97,500  $14,124    $2,475       0         0          0      $5,309
Executive Vice     1996  $ 90,000  $13,300    $2,324       0       12,375       0      $4,902
President          1995  $ 85,000  $12,750    $2,299       0       12,375       0      $4,612


(1) No compensation has been deferred.
(2) Only two executive officers have compensation that exceeds $100,000.
(3) Includes club dues, directors' fees and excess premiums on group life insurance.
(4) Amounts shown represent the number of shares underlying stock options granted each year.
(5) LTIP is the abbreviation for "long-term incentive plan."
(6) The Company contributed these amounts on behalf of Mssrs. Davis and Stramm for the Company's Savings and Profit Sharing Plan.

The Company entered into Change in Control agreements in February 1996 with each of Mr. Davis, Mr. Stramm and Mr. Briscoe. Each of said agreements provides that the employee shall continue to receive the same level of compensation for a period of one (1) year after a "Change in Control" occurs, and if terminated without cause during the one (1) year period immediately following a "Change in Control", shall continue to receive the same level of compensation for a period of one year after such termination without cause. A "Change in Control" is a sale of all, or a substantial portion of, the Company's assets, a merger or other reorganization whereby the Company is not the surviving entity, or a change in control as defined by the Office of the Comptroller of the Currency. The Company does not have a written employment agreement with any officer.

The Company also has an incentive compensation arrangement with Messrs. Davis, Stramm and Briscoe in which they can earn a performance bonus up to 15% of their annual compensation if the Company achieves certain specified earnings, growth and expense control objectives set forth by the Board of Directors.


                        AGGREGATED YEAR-END OPTION VALUES

Shown below is information with respect to unexercised options to purchase Common Stock held by the Named Executive Officers at December 31, 1997.

                                       Number of Securities        Value of Unexercised
                                      Underlying Unexercised           In-the-Money
            # of Shares                   Options / SARs              Options / SARs
             Acquired      Value         at Year - End (#)            at Year-End ($)
Name        on Exercise  Realized($) Exercisable  Unexercisable  Exercisable(1) Unexercisable
----------  -----------  ----------  -----------  -------------  -------------  -------------
Mr. Davis        0           0            53,625        0            $ 712,944        0
Mr. Stramm       0           0            24,750        0            $ 320,760        0

(1) the value is based on the December 31, 1997 closing market value of $23.375 per share.

Directors were paid $500 per month as director fees and no committee fees. The Chairman of the Board received an extra $500 per month and the Secretary received an extra $250 per month for their additional responsibilities.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 27, 1998, with respect to ownership of the outstanding common stock of the Company by (i) all persons known to the Company to own beneficially more than 5% of the outstanding shares of common stock of the Company, (ii) each director of the Company, and
(iii) all executive officers and directors of the Company as a group.

NAME AND ADDRESS             AMOUNT AND NATURE OF
OF BENEFICIAL OWNER          BENEFICIAL OWNERSHIP(1)       PERCENT OF CLASS (2)
-------------------          -----------------------     --------------------
Russell W. Carpenter                 20,625                       1.20%

Archie H. Davis (12)                102,473  (3)                  5.81%

Robert H. Demere, Jr.                29,199  (4)                  1.70%

Julius Edel                          34,995  (5)                  2.04%

J. Wiley Ellis                       23,265  (6)                  1.36%

Robert W. Groves III                 20,625                       1.20%

Jack M. Jones                        16,425  (7)                  0.96%

Aaron M. Levy                        21,450  (8)                  1.25%

J. Curtis Lewis III                  39,165  (9)                  2.29%

M. Lane Morrison                     25,575  (10)                 1.49%

Jack W. Shearouse                    32,725                       1.91%

Penelope S. Wirth                    28,875                       1.68%

R. Stephen Stramm                    31,377  (11)                 1.81%

All directors and executive
 officers as a group (14 persons)   447,381                      24.21%

All shareholders received a three-for-two stock split in the form of a 50 percent stock dividend that was paid on February 24, 1997. The new shares issued to each director are reflected in the table above.


(1) Information relating to beneficial ownership by directors is based upon information furnished by each director using beneficial "ownership" concepts set forth in rules promulgated by the Securities and Exchange Commission under
Section 13(d) of the Securities and Exchange Act of 1934. If not footnoted, the shares are owned with voting and dispositive rights. Each directors shares include 4,125 option shares granted in April 1990 and exercisable through April 10, 2000 in conjunction with the initial public offering.

(2) The percent of class is calculated on the assumption that a person's options have been exercised and that the total number of issued and outstanding shares of the Company have been increased correspondingly.

(3) Includes 4,125 options and 49,500 incentive stock options. Of the remaining shares beneficially owned by Mr. Davis, 24,750 are owned individually, 16,410 are in his IRA, 5,250 are owned by children, 1,305 are owned by his wife and 1,133 shares are in his 401K balance.

(4) Of the 29,199 shares beneficially owned by Mr. Demere, 18,150 are owned individually, 1,650 shares are in his IRA, 5,274 are owned by his children and 4,125 shares represent the options.

(5) Of the 34,995 shares beneficially owned by Mr. Edel, 21,300 are owned individually, 9,570 shares are in his IRA, and 4,125 shares represent the options.

(6) Of the 23,265 shares beneficially owned by Mr. Ellis, 6,765 are owned individually, 12,375 shares are in his IRA, and 4,125 shares represent the options.

(7) Of the 16,425 shares beneficially owned by Mr. Jones, 12,300 shares are in his IRA, and 4,125 shares represent the options.

(8) Of the 21,450 shares beneficially owned by Mr. Levy, 4,125 are owned individually, 12,375 shares are in his company, 825 shares are owned by his wife and 4,125 shares represent the options.

(9) Of the 39,165 shares beneficially owned by Mr. Lewis, 20,460 are owned individually, 9,750 shares are in his IRA and money purchase retirement plan, 4,830 are owned by his children and 4,125 shares represent the options.

(10) Of the 25,575 shares beneficially owned by Mr. Morrison, 10,725 are owned individually, 4,125 shares are in his IRA, 6,600 share in a income trust for his benefit and 4,125 shares represent the options.

(11)  Includes  24,750   incentive  stock  options.   Of  the  remaining  shares
beneficially owned by Mr. Stramm, 15 are owned individually, 4,455 are in his IRA and 2,157 shares are in his 401K balance.

(12) Mr. Davis' address is PO Box 188, Savannah, GA 31402.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has granted loans to certain directors of the Bank and to their associates. The aggregate amounts of loans were $4.663 million and $3.158 million at December 31, 1997 and 1996, respectively. During 1997, $4.396 million of new loans were made, and repayments totaled $2.891 million. Unused lines of credit available to related parties aggregated $.998 million and $.595 million at December 31, 1997 and 1996, respectively. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and does not involve more than normal risk of collectibility. No other related party transactions or services rendered to the Company or the Bank exceeded $60,000. during 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


         Exhibit
         Number      Description
         -------     --------------
           2.1       Agreement and Plan of Merger with Bryan Bancorp
                       of  Georgia, Inc. as of February 10, 1998
           3.1 *     Articles of Incorporation
           3.2 *     By-laws as amended
          10.1 *     Lease for Bank Site at 25 Bull Street and Assumption of
                       Lease
          10.2       Change in Control Agreement with Archie H. Davis dated
                       February 20, 1996
          10.3       Change in Control Agreement with R. Stephen Stramm dated
                       February 20, 1996
          10.4       Change in Control Agreement with Robert B. Briscoe  dated
                       February 20, 1996
          10.5 *     Form of Organizers' Stock Option Agreement
          10.6 *     Lease for Mall Boulevard Office dated February 14, 1992
          10.7       The Savannah Bancorp, Inc.  Incentive Stock Option Plan
                     approved by   shareholders on April 18, 1995.
          10.8       Amendment to The Savannah Bancorp, Inc.  Incentive Stock
                     Option Plan approved by shareholders on April 16, 1996.
          11         Computation of Per Share Earnings
          21   *     Subsidiaries of Registrant
          23.1       Report of Predecessor Independent Accountants -
                     Price Waterhouse LLP
          27         Financial Data Schedule

*Items 3.1, 3.2, 10.1, 10.5, 10.6 and 21 were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 33-33405) filed in February, 1990 and such documents are incorporated herein by reference. Item 10.6 was filed as an exhibit with the 1992 Annual Report on Form 10-K in March, 1993.

(b)  REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 16, 1998 by the undersigned, thereunto duly authorized.

THE SAVANNAH BANCORP, INC.

By:  /s/ Archie H. Davis
         Archie H. Davis, President and
         Chief Executive Officer
         (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the following persons in the capacities indicated have signed this report on March 16, 1998.

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


Penelope S. Wirth