Form 10QSB
period 1998-03-31
SAVANNAH BANCORP INC
filed 1998-05-15
CIK 860519

=========================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549
                                    FORM 10-QSB

                                     (Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998
                                       or
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           25 Bull Street, Savannah, GA 31401
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                     912-651-8200
               ---------------------------------------------------
               (Registrant's telephone number, including area code)

                                      N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998.

          1,717,798 shares of Common Stock, $1.00 par value per share

   =======================================================================

                            The Savannah Bancorp, Inc.
                                 Form 10-Q Index
                                  March 31, 1998


Part I - FINANCIAL INFORMATION
                                                                           Page
Item 1.Financial Statements
        Consolidated Balance Sheets - March 31, 1998 and December 31, 1997   2

        Consolidated Statements of Income
           For the Three Months Ended March 31, 1998 and 1997                3

        Consolidated Statements of Changes in Shareholders' Equity
           For the Three Months Ended March 31, 1998 and 1997                4

        Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 1998 and 1997                5

        Condensed Notes to Consolidated Financial Statements                6-7

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       7-11


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    12
Item 2. Changes in Securities                                                12
Item 3. Defaults Upon Senior Securities                                      12
Item 4. Submission of Matters to a Vote of Security Holders                  12
Item 5. Other Information                                                    12
Item 6. Exhibits and Reports on Form 8-K                                     12
Signatures                                                                   13

                 The Savannah Bancorp, Inc. and Subsidiary
                          Consolidated Balance Sheets
               (dollars in thousands, except per share data)
                                (Unaudited)



                                                       March 31,   December 31,
                                                         1998          1997
                                                     -----------   -----------
    Assets
    Cash and due from banks                            $   6,898     $  11,929
    Federal funds sold                                    15,116        13,187
    Investment securities available for sale:
       U. S. Treasury Securities (amortized cost of
       $12,123 and $12,141 in 1998 and 1997)              12,139        12,144
       Other taxable investments (amortized cost of
       $20,882 and $13,782 in 1998 and 1997)              20,958        13,829
       State and municipal investments (amortized
       cost of $3,377  in 1998 and 1997)                   3,513         3,527
                                                     -----------   -----------
       Total investment securities available for sale     36,610        29,500
    Loans                                                105,665       106,021
    Less allowance for loan losses                        (1,516)       (1,480)
                                                     -----------   -----------
         Net loans                                       104,149       104,541
    Premises and equipment, net                            2,888         2,931
    Other assets                                           1,715         1,571
                                                     -----------   -----------
         Total assets                                  $ 167,376     $ 163,659
                                                     ===========   ===========

    Liabilities
    Deposits:
       Non-interest bearing demand                     $  21,041     $  25,896
       Interest-bearing demand                            23,894        29,121
       Savings                                             4,248         3,953
       Money market accounts                              28,080        20,203
       Time, $100,000 and over                            27,248        24,650
       Other time deposits                                41,926        40,641
                                                     -----------   -----------
         Total deposits                                  146,437       144,464
    Federal funds purchased and securities sold under
       agreements to repurchase                            4,341         3,250
    Other liabilities                                      1,208           969
                                                     -----------   -----------
         Total liabilities                               151,986       148,683
                                                     ===========   ===========

    Shareholders' Equity
      Preferred stock, par value $1 per share:
         authorized 10,000,000 shares, none issued             -             -
      Common stock, par value $1 per share:  authorized
        20,000,000 shares; issued 1,782,598 and
        1,188,408 shares in 1998 and 1997                  1,783         1,783
      Capital surplus                                      8,924         8,924
      Retained earnings                                    5,046         4,649
      Treasury stock, at cost, 73,050 in 1998
        and 1997                                            (504)         (504)
      Net unrealized holding gains on
        available for sale securities                        141           124
                                                     -----------   -----------
         Total shareholders' equity                       15,390        14,976
                                                     -----------   -----------
         Total liabilities and shareholders' equity    $ 167,376     $ 163,659
                                                     ===========   ===========

    See the condensed notes to the consolidated financial statements.

                 The Savannah Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                (Unaudited)

                                                   For the Three Months Ended
                                                   --------------------------
                                                            March 31,
                                                       1998            1997
                                                   ----------      ----------
     Interest Income
     Loans (includes loan fees)                    $    2,381      $    1,988
     Investment securities                                488             446
     Federal funds sold                                   234             117
                                                   ----------      ----------
           Total  interest income                       3,103           2,551
                                                   ----------      ----------
     Interest Expense
     Deposits                                           1,446           1,154
     Other short-term borrowings                           46              29
                                                   ----------      ----------
           Total interest expense                       1,492           1,183
                                                   ----------      ----------
     Net Interest Income                                1,611           1,368
     Provision for loan losses                             55              50
                                                   ----------      ----------
     Net interest income after
       provision for loan losses                        1,556           1,318
                                                   ----------      ----------
     Other Income
     Service charges on deposit accounts                  101              97
     Mortgage origination fees                            127              59
     Other income                                          76              35
                                                   ----------      ----------
     Total other income                                   304             191
                                                   ----------      -----------
     Other Expense
     Salaries and employee benefits                       640             509
     Occupancy expense                                     90              78
     Equipment expense                                     91              68
     Other operating expenses                             323             287
                                                   ----------      ----------
           Total other expense                          1,144             942
                                                   ----------      ----------
     Income before provision for income taxes             716             567
     Provision for income taxes                           250             200
                                                   ----------      ----------
     Net income                                    $      466      $      367
                                                   ==========      ==========
     Net income per share:
           Basic                                   $      .27      $      .22
                                                   ==========      ==========
           Diluted                                 $      .26      $      .20
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



                                                                                        Net
                                                                                     Unrealized
                                                                                       Holding
                                              Common   Capital  Retained  Treasury  Gains (losses),
                                   Shares     Stock    Surplus  Earnings    Stock     Net of Tax     Total
                                 ---------- --------- --------- --------- --------- -------------- ----------
  For the Three Months
  Ended March 31, 1997

  Balance, December 31, 1996      1,188,408   $ 1,188   $ 9,519   $ 3,136    ($ 554)         ($ 3)   $ 13,286

  Three-for-two stock split         594,190       595      (595)        -         -             -           -

  Cash dividends - $.02 per share         -         -         -       (35)        -             -         (35)

  Change in unrealized losses on
  securities available for sale,
  net of tax                              -         -         -         -         -          (147)       (147)

  Reissuance of treasury stock            -         -         -         -        25             -          25

  Net income                              -         -         -       367         -             -         367
                                 ---------- --------- --------- --------- --------- ------------- -----------
  Balance at end of period        1,782,598   $ 1,783   $ 8,924   $ 3,468    ($ 529)       ($ 150)   $ 13,496
                                 ========== ========= ========= ========= ========= ============= ===========

  For the Three Months
  Ended March 31, 1998

  Balance, December 31, 1997      1,782,598   $ 1,783   $ 8,924   $ 4,649    ($ 504)        $ 124    $ 14,976

  Cash dividends - $.04 per share         -         -         -       (69)        -             -         (69)

  Change in unrealized gains on
  securities available for sale,
  net of tax                              -         -         -         -         -            17          17

  Net income                              -         -         -       466         -             -         466
                                 ---------- --------- --------- --------- --------- ------------- -----------
  Balance at end of period        1,782,598   $ 1,783   $ 8,924   $ 5,046    ($ 504)        $ 141    $ 15,390
                                 ========== ========= ========= ========= ========= ============= ===========

                      The Savannah Bancorp, Inc. and Subsidiary
                         Consolidated Statements of Cash Flows
                                (dollars in thousands)
                                     (Unaudited)

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
Operating Activities                                     1998            1997
                                                      ---------        --------
Net income                                            $    466         $    367
 Adjustments to reconcile net income to cash
  Provided by operating activities:
  Provision for loan losses                                 55               50
  Depreciation of premises and equipment                    83               63
  Amortization of investment securities discount-net        23              118
  Deferred Tax Benefit                                     (23)             (13)
  Decrease in accrued interest receivable                    0               15
  Increase in prepaid expenses and other assets           (132)             (39)
  Increase in accrued interest payable                      30               57
  Increase in other liabilities                            208              169
                                                      --------         --------
    Net cash provided by operating activities              710              787
                                                      --------         --------
 Investing Activities
  Net (increase) decrease in federal funds sold         (1,929)             785
  Purchases of investment securities                    (8,105)          (2,067)
  Proceeds from maturities of investment securities      1,000            1,000
  Net decrease (increase) in loans made to customers       337             (982)
  Capital expenditures                                     (40)             (78)
                                                      --------         --------
    Net cash used in investing activities               (8,737)          (1,342)
                                                      --------         --------
 Financing Activities
  Net decrease in demand, savings and money
   market accounts                                      (1,910)          (2,047)
  Net increase in certificates of deposit                3,883            2,639
  Net increase in securities sold under agreements to
   repurchase                                            1,124              315
  Net (decrease) increase in federal funds purchased       (32)             166
  Reissuance of treasury stock                               0               25
  Dividend payments                                        (69)             (35)
                                                      --------         --------
    Net cash provided by financing activities            2,996            1,063
                                                      --------         --------
 Increase in Cash and Cash Equivalents                  (5,031)             508
  Cash and cash equivalents at beginning of year        11,929            6,015
                                                      --------         --------
  Cash and cash equivalents at end of period           $ 6,898          $ 6,523
                                                      ========         ========
See the condensed notes to the consolidated financial statements.

                      The Savannah Bancorp, Inc. and Subsidiary
                 Condensed Notes to Consolidated Financial Statements
                                     (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Note 2 - Shareholders' Equity

On January 26, 1997, the Company's Board of Directors declared a three-for-two stock split payable February 24, 1997 to shareholders of record on February 7, 1997.

Note 3 - Shares Used in Computing Net Income Per Share

Net income per diluted income share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted average shares outstanding were 1,813,000 and 1,792,000 for the first quarters of 1998 and 1997, respectively. They included 103,000 and 88,000 common equivalent shares in 1998 and 1997, respectively.

Note 4 - Change in Accounting Standard

In February of 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" which replaced the prior methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share have been replaced with a presentation of basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The statement became effective beginning in the Company's financial statements for the year ended December 31, 1997, including restatement of historical earnings per share presented in such financial statements. Earnings per share for the first quarter of 1997 have been restated to show basic and diluted earnings per share.

Note 5 - Reporting of Comprehensive Earnings

Total comprehensive income is defined as net income and all other changes in equity. The Company reported total comprehensive income, net of tax, for the quarters ended March 31, 1998 and 1997 of $607,000 and $217,000, respectively. Adjustments to total comprehensive net income, net of tax, for the first quarter of 1998 and 1997 included net gains of $141,000 and net losses of $150,000, respectively. These changes reflect a market value increase and decrease in available-for-sale securities for the quarters ended March 31, 1998 and 1997.


Item 2. - Management's Discussion and Analysis of Financial Condition
             and Results of Operations

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at March 31, 1998 and December 31, 1997, and results of operations for the quarters ended March 31, 1998 and 1997, the following analysis should be reviewed along with other information including the Company's December 31, 1997 Annual Report on Form 10-KSB.

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

The relatively high volume of $27.2 million of certificates of deposit over $100,000, includes $10-12 million of negotiated rate deposits. The remaining large certificates are considered to be core deposit funds. Most are on an automatic renewing basis for 6 - 12 months and have proven to be no more rate sensitive than the smaller time deposits. These deposits have been acquired and retained primarily through relationships and service. The Bank has done no advertising of higher rates to attract deposits and has consistently set its deposit rates with very little premium above the regional bank competition in our market area.

During the fourth quarter of 1997, the bank opened its fourth office, our Island Towne Center office. This office is located in east Chatham County, approximately six miles east of downtown Savannah. The Bank plans to open its fifth office in Savannah's primary medical care area of town in the third quarter, 1998. These new offices along with the offices opened in 1990, 1992 and 1995 are expected to provide continued core deposit growth as well as commercial and consumer loan growth.

A continuing objective of asset liability management is to maintain a high level of variable-rate assets, including variable-rate loans and shorter-maturity investments, to balance increases in market sensitive liabilities. Interest sensitivity management and its effects on the net interest margin require analyses and actions which take into consideration volumes repriced and the timing and magnitude of their change.

The long-term maturity gap and repricing data as of March 31, 1998 is shown in Table 1 following the Management's Discussion and Analysis section.

Management has policies and procedures in place to measure and report anticipated net interest income fluctuations based on rising and falling rates. The Board has specified a maximum risk level of 5 percent of annualized net interest income on an immediate decrease in the prime rate of 200 basis points. The Bank is presently operating within the specified risk levels.

Financial Condition

For the first three months of 1998, loans decreased $.4 million to $105.7 million, and deposits increased $2.0 million to $146.4 million. The loan to deposit ratio was 72.2 percent at March 31, 1998 compared to 73.4 percent at December 31, 1997. Nonperforming assets were $20,000 at March 31, 1998 compared to $185,000 at December 31, 1997.

Management has continued to classify all investment securities as available-for-sale since January 1, 1994. Fluctuations in the U. S. Treasury market rates have caused both decreases and increases in the market value of the available-for-sale investment portfolio and the related equity valuation account. Capital ratios for regulatory purposes are not impacted by the net unrealized holding gains (losses) on available-for-sale securities. Management has chosen the flexibility to restructure the investment portfolio and to recognize gains or losses on securities when appropriate.

The Company's lending and investment policies emphasize quality and well-managed growth. These policies may translate into slower growth in net interest income and earnings in the short term; however, management believes these policies result in lower costs and quality earnings and are best for the shareholders and customers in the long term.

At March 31, 1998, $2.9 million or approximately 18.8 percent of equity capital was invested in bank premises and equipment. Equity capital was $15.4 million or
9.2 percent of total assets compared to the regulatory minimum of 4.0 percent. Total capital is 15.0 percent of risk-based assets compared to the regulatory minimum of 8 percent.

The net unrealized holding gains on the available-for-sale portfolio were $228,000 at March 31, 1998 compared to $200,000 at December 31, 1997.

Results of Operations - First Quarter, 1998 vs. First Quarter, 1997

The net income for the first quarter of 1998 was $466,000 or $.26 per diluted share compared to $367,000 or $.20 per diluted share in the same period of 1997, an increase of 27 percent in net income and 30 percent in per share earnings.

Net interest income for the first quarter of 1998 was $1,611,000 compared to $1,368,000 in 1997, an increase of 17.8 percent. Average interest-earning assets were up 21.0 percent in 1998 over 1997. The first quarter net yield on interest-earning assets decreased to 4.21 percent from 4.43 percent in 1997. The decrease in the net interest margin resulted primarily from the decrease in investment yields on securities due to lower bond market rates and some higher rates paid on temporary money market funds.

The provision for loan losses was $55,000 in the first quarter of 1998 compared to $50,000 for the same period in 1997. Net loan charge-offs totaled $19,000 in the first quarter of 1998, and there were no charge-offs or recoveries in the same period for 1997.

Total other income in 1998 was $304,000 compared to $191,000 in 1997, an increase of 59.2 percent. The expansion of the mortgage loan origination department combined with lower mortgage interest rates accounted for an increase of $68,000, or 115.3 percent, in origination fees. Fees on loans sold to the SBA and an increased volume of ATM transaction fees resulted in higher other income.

Other expenses were $1,144,000 in the first quarter of 1998 compared to $942,000 in the first quarter of 1997, an increase of 21.4 percent. Salaries and employee benefits increases include three new officer positions, approximately five new staff positions, and promotional and incentive increases. Increases in occupancy, equipment and other expenses primarily reflect normal volume and inflation growth.

The provision for income taxes was $250,000 in the first quarter of 1998 compared to $200,000 in the first quarter of 1997. The effective combined federal and state income tax provisions were 34.9 percent in 1998 and 35.3 percent in 1997. The slightly lower rate is due to higher tax-exempt income on securities.


Year 2000

The Company has engaged Year 2000 consultants and has developed a plan to ensure a smooth transition of the systems, products and vendors that the Company relies on into the twenty-first century. Additionally, the Bank will work with its loan customers to monitor potential credit exposure that might result from a lack of their systems' readiness for the Year 2000.

Substantially all of the Company's software systems are licensed from outside vendors. The core customer information system (CIS), loan, deposit, general ledger, ATM and card-based systems are all maintained and processed by a third party, M & I Data Services, Inc., the largest bank-owned data processor of banks in the United States. The Company has received commitments from its major vendors to provide the required systems modifications to ensure compliance. Management believes those commitments will be met in advance of July 1, 1999.

Some software programs and some hardware will need to be modified or replaced for Year 2000 compliance. To the extent possible, those changes will be incorporated into the normal replacement or upgrade of hardware and systems. Management believes it will be successful in the achievement of its plans and does not believe that the execution of the plan will have a material adverse effect on future operating results.

Table 1 - Long-Term Maturity Gap and Repricing Data

The following is the Company's long-term maturity and repricing data for the Company as of March 31, 1998.

        ($ in 000's)      One     Two    Three   Four    Five
Interest-bearing assets   Year   Years   Years   Years   Years  Beyond    Total
                        ------- ------- ------- ------- ------- ------- --------
Investment securities    11,014  10,255   7,075     397   4,016   3,853   36,610
                          6.21%   5.97%   6.17%   8.95%   5.63%   6.76%    6.16%
Federal funds sold       15,116       -       -       -       -       -   15,116
                          5.55%       -       -       -       -       -    5.55%
Loans - fixed rates      24,225  10,263  11,686   3,535   5,907   2,716   58,332
                          8.81%   8.81%   8.76%   8.99%   8.90%   8.78%    8.82%
Loans - variable rates   22,399   7,950   7,952   3,615   4,203   1,214   47,333
                          9.09%   9.11%   9.16%   8.91%   8.81%   8.75%    9.06%
                        ------- ------- ------- ------- ------- ------- --------
Total earning assets     72,754  28,468  26,713   7,547  14,126   7,783  157,391
                          7.83%   7.87%   8.19%   8.95%   7.94%   7.78%    7.96%

Interest-bearing deposits:

NOW and savings (a)       2,814   2,814   2,814   2,814   2,814  14,072   28,142
                          2.75%   2.75%   2.75%   2.75%   2.75%   2.75%    2.75%
Money market accts (a)    2,808   2,808   2,808   2,808   2,808  14,040   28,080
                          3.85%   3.85%   3.85%   3.85%   3.85%   3.85%    3.85%
Time, $100 and over      22,987   1,523   1,125       -   1,613       -   27,248
                          5.64%   5.99%   6.53%       -   6.17%       -    5.73%
Other  time              31,032   5,241   2,738     732   2,183       -   41,926
                          5.49%   5.97%   6.23%   5.61%   6.06%       -    5.63%
                        ------- ------- ------- ------- ------- ------- --------
Total interest bearing
deposits                 59,641  12,386   9,485   6,354   9,418  28,112  125,396
                          5.34%   4.76%   4.53%   3.57%   4.43%   3.30%    4.60%
Funds purchased           4,341       -       -       -       -       -    4,341
                          5.25%       -       -       -       -       -    5.25%
                        ------- ------- ------- ------- ------- ------- --------
Total interest-bearing
liabilities              63,982  12,386   9,485   6,354   9,418  28,112  129,737
                          5.34%   4.76%   4.53%   3.57%   4.43%   3.30%    4.63%

GAP-Excess Assets         8,772  16,082  17,228   1,193   4,708 (20,329)  27,654
                        ------- ------- ------- ------- ------- ------- --------

GAP-Cumulative-3/31/98    8,772  24,854  42,082  43,275  47,983  27,654   27,654
                        ------- ------- ------- ------- ------- ------- --------

(a) - estimated cash flow runoff of 10% per year has been assumed

The Company's cash flow gap is $8,771 within one year, or 6 percent of total interest-earning assets. Fixed-rate earning assets with maturities over five years total $6,569, or 4 percent of total interest-earnings assets. The cash flow gaps between one and five years will adjust significantly each year through normal loan and deposit activity. Based on the principal cash flows and interest rates presented above and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances.

PART II - OTHER INFORMATION

Item 1.      Legal proceedings.  None

Item 2.      Changes in securities.  None

Item 3.      Defaults upon senior securities.  None

Item 4.      Submission of matters to a vote of security holders.

The regular 1998 Annual Meeting of Shareholders to reelect directors was postponed to enable shareholders to vote on the merger as well as the addition of five Bryan directors to The Savannah Bancorp, Inc. Board as specified in the merger agreement.

Item 5.      Other information.  None

Item 6.      Exhibits or reports on Form 8-K.

A Form 8-K was filed as of February 11, 1998 for the announcement of the merger agreement between The Savannah Bancorp, Inc. and Bryan Bancorp of Georgia, Inc. The filing included the press release announcing the merger.

On February 26, 1998, a second Form 8-K was filed related to the Savannah / Bryan merger. This filing included the contents of a letter to Savannah shareholders, 1997 historical financial information for Savannah and Bryan and 1997 proforma combined historical financial information. The financial information was included with the shareholder letter to provide shareholders with a better understanding of the transaction.

On May 1, 1998, a third Form 8-K was filed containing press release disclosures on April 24, 1998 of an expected delay in the merger proceedings due to certain concerns related to a director, who is Chairman of Bryan and an 8.6 percent shareholder. The director has refused to sign certain documents necessary to assure the pooling-of-interests accounting method, which is a condition of closing. The press release also announced that the regular 1998 Annual Meeting of Shareholders would be held on June 16, 1998.

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

                                                  The Savannah Bancorp, Inc.
                                                  --------------------------
                                                          (Registrant)

Date  __5/8/98___              ___/s/_Archie H. Davis______________
                                      Archie H. Davis - President & CEO


Date  __5/8/98___             ___/s/_Robert B. Briscoe_______________
                                     Robert B. Briscoe - Chief Financial Officer