Form 10QSB
period 1998-06-30
SAVANNAH BANCORP INC
filed 1998-07-28
CIK 860519

=============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       25 Bull Street, Savannah, GA 31401
            -------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                912-651-8200
            -------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     N/A
            -------------------------------------------------------
              (Former name, former address and former fiscal year,
                       if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 15, 1998.

           1,734,298 shares of Common Stock, $1.00 par value per share

 =============================================================================

                           The Savannah Bancorp, Inc.
                                 Form 10-Q Index
                                  June 30, 1998


Part I - FINANCIAL INFORMATION
                                                                           Page
Item 1. Financial Statements
         Consolidated Balance Sheets - June 30, 1998 and December 31, 1997   2
         Consolidated Statements of Income
             For the Quarter Ended June 30, 1998 and 1997                    3
             For the Six Months Ended June 30, 1998 and 1997                 4
         Consolidated Statements of Changes in Shareholders' Equity
             For the Six Months Ended June 30, 1998 and 1997                 5
         Consolidated Statements of Cash Flows
             For the Six Months Ended June 30, 1998 and 1997                 6
         Condensed Notes to Consolidated Financial Statements              7-8

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8-13


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 14
Item 2.   Changes in Securities                                             14
Item 3.   Defaults Upon Senior S                                            14
Item 4.   Submission of Matters to a Vote of Security Holders               14
Item 5.   Other Information                                                 14
Item 6.   Exhibits and Reports on Form 8-K                                  14
Signatures                                                                  15

Financial Data Schedules                                                 16-17


                    The Savannah Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                       June 30,    December 31,
                                                         1998         1997
                                                     ------------  ------------
Assets
 Cash and due from banks                               $    6,100    $   11,929
 Federal funds sold                                        12,508        13,187
 Investment securities available for sale:
   U. S. Treasury Securities (amortized cost of $11,105
    and $12,141 in 1998 and 1997, respectively)            11,115        12,144
   Other taxable investments (amortized cost of $25,889
    and $13,782 in 1998 and 1997, respectively)            25,980        13,829
   State and municipal investments (amortized cost of
    $3,376  in 1998 and 1997, respectively)                 3,520         3,527
                                                     ------------  ------------
    Total investment securities available for sale         40,615        29,500
 Loans                                                    106,570       106,021
 Less allowance for loan losses                            (1,528)       (1,480)
                                                     ------------  ------------
    Net loans                                             105,042       104,541
 Premises and equipment, net                                2,893         2,931
 Other assets                                               2,032         1,571
                                                     ------------  ------------
    Total assets                                       $  169,190    $  163,659
                                                     ============  ============
Liabilities
 Deposits:
   Noninterest-bearing demand                          $   19,865    $   25,896
   Interest-bearing demand                                 28,369        29,121
   Savings                                                  4,853         3,953
   Money market accounts                                   24,475        20,203
   Time, $100,000 and over                                 28,003        24,650
   Other time deposits                                     42,781        40,641
                                                     ------------  ------------
     Total deposits                                       148,346       144,464
 Federal funds purchased and securities sold under
   agreements to repurchase                                 3,827         3,250
 Other liabilities                                          1,143           969
                                                     ------------  ------------
     Total liabilities                                    153,316       148,683
                                                     ------------  ------------

 Shareholders' Equity
  Preferred stock, par value $1 per share:
    authorized 10,000,000 shares; none issued                -             -
  Common stock, par value $1 per share:  authorized
    20,000,000 shares; issued 1,782,598
    shares in 1998 and 1997                                 1,783         1,783
  Capital surplus                                           8,924         8,924
  Retained earnings                                         5,394         4,649
  Treasury stock, at cost, 52,425 in 1998 and 73,050
   in 1997                                                   (379)         (504)
  Net unrealized holding gains on
    available for sale securities                             152           124
                                                     ------------  ------------
  Total shareholders' equity                               15,874        14,976
                                                     ------------  ------------
Total liabilities and shareholders' equity             $  169,190    $  163,659
                                                     ============  ============

See the condensed notes to the consolidated financial statements.



                    The Savannah Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                        For the Quarter Ended
                                                               June 30,
                                                       -----------------------
                                                          1998         1997
                                                       ----------   ----------
 Interest Income
 Loans (includes loan fees)                            $    2,423   $    2,105
 Investment securities                                        571          472
 Federal funds sold                                           242          157
                                                       ----------   ----------
    Total  interest income                                  3,236        2,734
                                                       ----------   ----------
 Interest Expense
 Deposits                                                   1,487        1,204
 Other short-term borrowings                                   58           37
                                                       ----------   ----------
    Total interest expense                                  1,545        1,241
                                                       ----------   ----------
 Net Interest Income                                        1,691        1,493
 Provision for loan losses                                     45           65
                                                       ----------   ----------
 Net interest income after
    provision for loan losses                               1,646        1,428
                                                       ----------   ----------
 Other Income
 Service charges on deposit accounts                          111          107
 Mortgage origination fees                                    138           74
 Other income                                                  75           46
                                                       ----------   ----------
    Total other income                                        324          227
                                                       ----------   ----------
 Other Expense
 Salaries and employee benefits                               646          528
 Occupancy expense                                             95           79
 Equipment expense                                             85           72
 Other operating expenses                                     339          294
                                                       ----------   ----------
 Total other expense                                        1,165          973
                                                       ----------   ----------
 Income before provision for income taxes                     805          682
 Provision for income taxes                                   285          237
                                                       ----------   ----------
 Net income                                             $     520    $     445
                                                       ==========   ==========
 Net income per share:
     Basic                                                  $ .30        $ .26
                                                       ==========   ==========
     Diluted                                                $ .29        $ .25
                                                       ==========   ==========

     See the condensed notes to the consolidated financial statements.


                  The Savannah Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                (Unaudited)

                                                      For the Six Months Ended
                                                               June 30,
                                                       -----------------------
                                                          1998         1997
                                                       ----------   ----------
 Interest Income
 Loans (includes loan fees)                            $    4,804   $    4,093
 Investment securities                                       1059          918
 Federal funds sold                                           476          274
                                                       ----------   ----------
    Total  interest income                                  6,339        5,285
                                                       ----------   ----------
 Interest Expense
 Deposits                                                   2,933        2,358
 Other short-term borrowings                                  104           66
                                                       ----------   ----------
    Total interest expense                                  3,037        2,424
                                                       ----------   ----------
 Net Interest Income                                        3,302        2,861
 Provision for loan losses                                    100          115
                                                       ----------   ----------
 Net interest income after
    provision for loan losses                               3,202        2,746
                                                       ----------   ----------
 Other Income
 Service charges on deposit accounts                          212          204
 Mortgage origination fees                                    265          134
 Other income                                                 151           81
                                                       ----------   ----------

    Total other income                                        628          419
                                                       ----------   ----------
 Other Expense
 Salaries and employee benefits                             1,286        1,038
 Occupancy expense                                            185          157
 Equipment expense                                            176          140
 Other operating expenses                                     662          581
                                                       ----------   ----------
    Total other expense                                     2,309        1,916
                                                       ----------   ----------
 Income before provision for income taxes                   1,521        1,249
 Provision for income taxes                                   535          437
                                                       ----------   ----------
 Net income                                            $      986   $      812
                                                       ==========   ==========

 Net income per share:
    Basic                                                   $ .58        $ .48
                                                       ==========   ==========
    Diluted                                                 $ .54        $ .45
                                                       ==========   ==========

     See the condensed notes to the consolidated financial statements.



                   The Savannah Bancorp, Inc. and Subsidiary
           Consolidated Statements of Changes in Shareholders' Equity
                  (dollars in thousands, except per share data)
                                  (Unaudited)

                                                                                                Net
                                                                                            Unrealized
                                                                                              Holding
                                                    Common   Capital  Retained   Treasury  Gains (Losses),
                                          Shares     Stock   Surplus  Earnings     Stock     Net of Tax     Total
                                        ----------  -------  -------  --------   --------  ------------    --------

 For the Six Months
Ended June 30, 1997

Balance, December 31, 1996               1,188,408  $ 1,188  $ 9,519   $ 3,136     ($ 554)         ($ 3)   $ 13,286

Three-for-two stock split                  594,190      595     (595)        -          -             -           -

Cash dividends - $.06 per share                  -        -        -      (104)         -             -        (104)

Change in unrealized losses on securities
 available for sale, net of tax                  -        -        -         -          -            (2)         (2)

Reissuance of treasury stock                     -        -        -         -         50             -          50

Net income                                       -        -        -       812          -             -         812
                                        ----------  -------  -------  --------   --------  ------------    --------
Balance at end of period                 1,782,598  $ 1,783  $ 8,924   $ 3,844     ($ 504)         ($ 5)   $ 14,042
                                        ==========  =======  =======  ========   ========  ============    ========
For the Six Months
Ended June 30, 1998

Balance, December 31, 1997               1,782,598  $ 1,783  $ 8,924   $ 4,649     ($ 504)        $ 124    $ 14,976

Cash dividends - $.14 per share                  -        -        -      (241)         -             -        (241)

Change in unrealized gains on securities
 available for sale, net of tax                  -        -        -         -          -            28          28

Reissuance of treasury stock                     -        -        -         -        125             -         125

Net income                                       -        -        -       986          -             -         986
                                        ----------  -------  -------  --------   --------    ----------    --------

Balance at end of period                 1,782,598  $ 1,783  $ 8,924   $ 5,394     ($ 379)        $ 152    $ 15,874
                                        ==========  =======  =======  ========   ========    ==========    ========

                                       5



                    The Savannah Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                       For the Six Months Ended
                                                               June 30,
                                                       ------------------------
Operating Activities                                       1998         1997
                                                       -----------  -----------
Net income                                             $       986  $       812
  Adjustments to reconcile net income to cash
    Provided by operating activities:
    Provision for loan losses                                  100          115
    Depreciation of premises and equipment                     163          126
    Amortization of investment securities discount-net          41          180
    Deferred tax benefit                                       (23)         (13)
    Increase in accrued interest receivable                   (341)        (176)
    Increase in prepaid expenses and other assets             (114)         (16)
    Increase (decrease) in accrued interest payable             59          (36)
    Increase in other liabilities                              115          113
                                                       -----------  -----------
      Net cash provided by operating activities                986        1,105
                                                       -----------  -----------
Investing Activities
  Net decrease in federal funds sold                           679        7,580
  Purchases of investment securities                       (13,111)      (4,068)
  Proceeds from maturities of investment securities          2,000        2,000
  Net increase in loans made to customers                     (601)      (7,419)
  Capital expenditures                                        (125)        (311)
                                                       -----------  -----------
    Net cash used in investing activities                  (11,158)      (2,218)
                                                       -----------  -----------
Financing Activities
  Net decrease in demand, savings, and money market
    accounts                                                (1,611)        (694)
  Net increase in certificates of deposit                    5,493        1,399
  Net increase in securities sold under agreements to
    repurchase                                                 582          704
  Net (decrease) increase in federal funds purchased            (5)         429
  Reissuance of treasury stock                                 125           50
  Dividend payments                                           (241)        (104)
                                                       -----------  -----------
    Net cash provided by financing activities                4,343        1,784
                                                       -----------  -----------
(Decrease) Increase in Cash and Cash Equivalents            (5,829)         671
Cash and cash equivalents at beginning of year              11,929        6,015
                                                       -----------  -----------
Cash and cash equivalents at end of period             $     6,100      $ 6,686
                                                       ===========  ===========

     See the condensed notes to the consolidated financial statements.

                    The Savannah Bancorp, Inc. and Subsidiary
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Note 2 - Shareholders' Equity

On January 26, 1997, the Company's Board of Directors declared a three-for-two stock split payable February 24, 1997 to shareholders of record on February 7, 1997.

Note 3 - Shares Used in Computing Net Income Per Share

Net income per diluted share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted average shares outstanding were 1,817,000 and 1,793,000 for the second quarters of 1998 and 1997, respectively. They included 99,000 and 85,000 common equivalent shares in 1998 and 1997, respectively. The diluted weighted average shares outstanding were 1,815,000 and 1,789,000 for the first six months of 1998 and 1997, respectively. They included 101,000 and 83,000 common equivalent shares in 1998 and 1997, respectively.

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

Earnings per share for the second quarter and six months ended June 30, 1997 have been restated to show basic and diluted earnings per share.

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). The statement is effective for fiscal years beginning after June 15, 1999. The financial impact of the adoption has not been determined. However, the effect of the adoption of the statement is not expected to be material.

Note 5 - Reporting of Comprehensive Earnings

Total comprehensive income is defined as net income and all other changes in equity. The Company reported total comprehensive income, net of tax, for the quarters ended June 30, 1998 and 1997 of $531,000 and $590,000, respectively. Adjustments to total comprehensive net income, net of tax, for the second quarter of 1998 and 1997 included net gains of $11,000 and $145,000, respectively. The Company's total comprehensive income, net of tax, for the six months ended June 30, 1998 and 1997 was $1,014,000 and $810,000. Adjustments to total comprehensive net income, net of tax, for the first six months included net gains of $28,000 in 1998 and net losses of $2,000 in 1997. These changes reflect a market value increase and decrease in available-for-sale securities for the quarters and the six months ended June 30, 1998 and 1997.


Note 6 - Pending Merger

On February 10, 1998, the Company signed a definitive agreement to merge with Bryan Bancorp of Georgia, Inc. ("Bryan"), a bank holding company for Bryan Bank & Trust Company. Bryan is located in Richmond Hill and Bryan County approximately twenty miles south of Savannah. The Company intends to acquire Bryan in a tax-free stock-for-stock merger, to be accounted for as a pooling of interests, by issuing shares of common stock of the Company. The merger agreement specifies that each share of Bryan stock will be exchanged for 1.85 shares of the Company's stock. The value of the stock to be issued is approximately $24 million based on the $25.50 per share market value on the day prior to the announcement. The consummation of the merger is contingent upon the transaction qualifying for pooling of interests accounting treatment and is subject to customary closing conditions, including regulatory and shareholder approvals. The merger is expected to be consummated in the fourth quarter of 1998.


Item 2. - Management's Discussion and Analysis of Financial Condition
             and Results of Operations

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at June 30, 1998 and December 31, 1997 and results of operations for the quarters ended June 30, 1998 and 1997, the following analysis should be reviewed along with other information including the Company's December 31, 1997 Annual Report on Form 10-KSB.

Liquidity and Interest Rate Sensitivity Management

The objectives of funds management include maintaining adequate liquidity and reasonable harmony between the repricing of sources and uses of funds on interest- sensitive assets and liabilities. The goal of liquidity management is to ensure the availability of adequate funds to meet the loan demand and the deposit withdrawal needs of the Bank's customers. This is achieved through maintaining a combination of sufficient liquid assets, core deposit growth, and unused capacity to purchase funds in the money markets.

The Company will fund anticipated loan growth through normal core deposit growth and investment maturities and/or sales. The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB) and has access to borrowings in excess of $10.0 million by pledging qualifying residential real estate loans under a blanket float lien agreement. The FHLB will also lend against unpledged investment securities of approximately $15 million. In addition, the Bank has $6.5 million of unused short-term federal funds borrowing lines available from correspondent banks.

Certificates of deposit over $100,000 include rate sensitive deposits primarily to local individuals and businesses and no brokered deposits These certificates are considered to be core deposit funds. Most are on an automatic renewing basis for 6 - 12 months and have been acquired and retained primarily through relationships and service. The Bank has done no advertising of higher rates to attract deposits and has consistently set its deposit rates with very little premium above the regional bank competition in our market area.

During the fourth quarter of 1997, the bank opened its fourth office at the Island Towne Centre. This office is located in Chatham County, approximately six miles east of downtown Savannah. The Bank plans to open its fifth office in Savannah's primary medical care area of town in September of 1998. These new offices along with the offices opened in 1990, 1992, and 1995, are expected to provide continued core deposit growth as well as commercial and consumer loan growth.

A continuing objective of asset liability management is to maintain a high level of variable-rate assets, including variable-rate loans and shorter-maturity investments, to balance an increase in market-sensitive liabilities. Interest-sensitivity management and its effects on the net interest margin require analyses and actions which take into consideration volumes repriced and the timing and magnitude of their change.

The long-term maturity gap and repricing data as of June 30, 1998 is shown in Table 1 following the Management's Discussion and Analysis section.

Management has policies and procedures in place to measure and report anticipated net interest income fluctuations based on rising and falling rates. The Board has specified a maximum risk level of five percent of annualized net interest income on an immediate decrease in the prime rate of 200 basis points. The Bank is presently operating within the specified risk levels.


Financial Condition

For the first six months of 1998, loans increased $.6 million to $106.6 million, and deposits increased $3.8 million to $148.3 million. The loan to deposit ratio was 71.8 percent at June 30, 1998 compared to 73.4 percent at December 31, 1997. Nonperforming assets were $75,000 at June 30, 1998 compared to $185,000 at December 31, 1997.

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

At June 30, 1998, $2.9 million or approximately 18.2 percent of equity capital was invested in bank premises and equipment. Equity capital was $15.9 million or
9.4 percent of total assets compared to the regulatory minimum of 4.0 percent. Tier 1 capital is 13.9 percent of risk-weighted assets compared to the regulatory minimum of 8 percent. The net unrealized holding gains on the available-for-sale portfolio were $245,000 at June 30, 1998 compared to $200,000 at December 31, 1997.

Results of Operations - Second Quarter, 1998 vs. Second Quarter, 1997

The net income for the second quarter of 1998 was $520,000, or $.29 per diluted share, compared to $445,000 or $.25 per diluted share in the same period of 1997, an increase of 17 percent in net income and 16 percent in per share earnings.

Net interest income for the second quarter of 1998 was $1,691,000 compared to $1,493,000 in 1997, an increase of 13.3 percent. Average interest-earning assets were up 21.0 percent in 1998 over 1997. The second quarter net yield on interest-earning assets decreased to 4.23 percent from 4.52 percent in 1997. The decrease in the net interest margin resulted primarily from the decrease in investment yields on securities due to lower bond market rates and a lower loan to deposit ratio of 72 percent at June 30,1998 compared to 79 percent at June 30, 1997.

The provision for loan losses was $45,000 in the second quarter of 1998 compared to $65,000 for the same period in 1997. Net loan charge-offs totaled $33,000 in the second quarter of 1998, and there were net charge-offs of $12,000 in the same period for 1997.

Total other income for the second quarter of 1998 was $324,000 compared to $227,000 in 1997, an increase of 43 percent. The expansion of the mortgage loan origination department combined with lower mortgage interest rates accounted for an increase of $64,000, or 86 percent, in origination fees. Fees on loans sold to the SBA and an increased volume of ATM transaction fees resulted in higher other income.

Other expenses were $1,165,000 in the second quarter of 1998 compared to $973,000 in the second quarter of 1997, an increase of 20 percent. Salaries and employee benefits increases include three new officer positions, approximately five new staff positions, and promotional and incentive increases. Increases in occupancy, equipment and other expenses primarily reflect normal volume and inflation growth.

The provision for income taxes was $285,000 in the second quarter of 1998 compared to $237,000 in the second quarter of 1997. The effective combined federal and state income tax provisions were 35.4 percent in 1998 and 34.8 percent in 1997.

Results of Operations - First Six Months, 1998 vs. First Six Months, 1997

The net income for the first six months of 1998 was $986,000, or $.54 per diluted share, compared to $812,000, or $.45 per diluted share in the same period of 1997, an increase of 21 percent in net income and 20 percent in per share earnings.

Net interest income for the first six months of 1998 was $3,302,000 compared to $2,861,000 in 1997, an increase of 15.4%. Average interest-earning assets were up 21.8% in 1998 over 1997. The net yield on interest-earning assets decreased to 4.23% from 4.47%. The decrease in the net interest margin resulted primarily from the lower loan to deposit ratio in 1998 as compared to 1997 and the decrease in investment yields on securities.

The provision for loan losses was $100,000 and $115,000 in the first six months of 1998 and 1997, respectively. Net loan charge-offs were $52,000 in the first six months of 1998 and $12,000 in the same period for 1997.

Other income was $628,000 in the first six months of 1998 compared to $419,000 for the same period in 1997, an increase of 50 percent. Mortgage origination fees were $265,000 in the first six months of 1998 compared to $134,000 in 1997, an increase of 98 percent. Other increases resulted from higher ATM transaction fee volume and fees on SBA loans sold.

 Other expenses were $2,309,000 for the first six months of 1998 compared to $1,916,000 for the same period in 1997, an increase of 21 percent. Other operating expense increases included expenses related three new officer to five additional staff positions in 1998 and higher data processing fees, supplies costs and postage expense, which are directly related to the rapidly growing loan portfolio and deposit base of the Bank.

Year 2000

The Company has engaged Year 2000 consultants and has developed a plan to ensure a smooth transition of the systems, products, and vendors which the Company relies on, into the twenty-first century. Additionally, the Bank will work with its loan customers to monitor potential credit exposure that might result from a lack of their systems' readiness for the Year 2000.

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

Table 1 - Long-Term Maturity Gap and Repricing Data

The following is the long-term maturity and repricing data for the Company as of June 30, 1998.

    ($ in 000's)           One    Two    Three    Four    Five
Interest-bearing assets   Year   Years   Years   Years   Years   Beyond   Total
                        ------- ------- ------- ------- ------- -------  -------
Investment securities    14,708  10,079   5,011       -   5,028   5,544   40,370
                          6.12%   6.05%   6.14%       -   5.66%   6.72%    6.13%
Federal funds sold       12,508       -       -       -       -       -   12,508
                          5.55%       -       -       -       -       -    5.55%
Loans - fixed rates      26,697   9,510  12,541   4,154   5,667   2,549   61,118
                          8.79%   8.87%   8.77%   8.96%   8.76%   8.83%    8.81%
Loans - variable rates   21,562   8,142   6,568   3,714   4,302   1,164   45,452
                          9.07%   9.01%   9.23%   8.89%   8.81%   8.76%    9.04%
                        ------- ------- ------- ------- ------- ------- --------

Total earning assets     75,475  27,731  24,120   7,868  14,997   9,257  159,448
                          7.81%   7.89%   8.35%   8.93%   7.74%   7.56%    7.94%

Interest bearing deposits:

NOW and savings (a)       3,322   3,322   3,322   3,322   3,322  16,612   33,222
                          2.50%   2.50%   2.50%   2.50%   2.50%   2.50%    2.50%
Money market
  accounts (a)            2,448   2,448   2,448   2,448   2,448  12,235   24,475
                          3.90%   3.90%   3.90%   3.90%   3.90%   3.90%    3.90%
Time, $100 and over      23,796   1,868     868     263   1,208       -   28,003
                          5.61%   6.25%   6.31%   6.15%   6.14%       -    5.70%
Other time               30,880   6,064   2,526     697   2,614       -   42,781
                          5.47%   6.02%   5.98%   5.83%   6.05%       -    5.62%
                        ------- ------- ------- ------- ------- ------- --------
Total interest bearing
Deposits                 60,446  13,702   9,164   6,730   9,592  28,847  128,481
                          5.30%   4.82%   4.19%   3.50%   4.28%   3.09%    4.50%
Funds purchased           3,827       -       -       -       -       -    3,827
                          5.00%       -       -       -       -       -    5.00%
                        ------- ------- ------- ------- ------- ------- --------
Total interest bearing
liabilities              64,273  13,702   9,164   6,730   9,592  28,847  132,308
                          5.28%   4.82%   4.19%   3.39%   4.28%   3.09%    4.52%

GAP-excess assets        11,202  14,029  14,956   1,138   5,405 (19,590)  27,140
                        ------- ------- ------- ------- ------- ------- --------

GAP-Cumulative-6/30/98   11,202  25,231  40,187  41,325  46,730  27,140   27,140
                        ------- ------- ------- ------- ------- ------- --------

(a)   - estimated cash flow runoff of 10% per year has been assumed

The Company's cash flow gap is $11,202 within one year, or 7 percent of total interest-earning assets. Fixed-rate earning assets with maturities over five years total $9,257, or 6 percent of total interest-earnings assets. The cash flow gaps between one and five years will adjust significantly each year through normal loan and deposit activity. Based on the principal cash flows and interest rates presented above and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances.

PART II - OTHER INFORMATION

Item 1.      Legal proceedings.  None

Item 2.      Changes in securities.  None

Item 3.      Defaults upon senior securities.  None

Item 4.      Submission of matters to a vote of security holders.

The regular 1998 Annual Meeting of Shareholders to reelect directors was held on June 16, 1998. Four existing directors were reelected for a three-year term. A total of 1,682,690 shares were cast by proxy or 98.0 percent of the total outstanding shares. All shares were cast for the election of the directors except 25,887 shares were withheld from two directors. No other shareholder actions were taken at the meeting.

Item 5.      Other information.  None

Item 6.      Exhibits or reports on Form 8-K.

On May 1, 1998, a third Form 8-K was filed containing press release disclosures of April 24, 1998 announcing an expected delay in the merger proceedings due to certain concerns related to a director, who is Chairman of Bryan and an 8.6 percent shareholder. The director has refused to sign certain documents necessary to assure the pooling-of-interests accounting method, which is a condition of closing. The press release also announced that the regular 1998 Annual Meeting of Shareholders would be held on June 16, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    The Savannah Bancorp, Inc.
                                  -------------------------------
                                            (Registrant)

Date  __7/27/98___            ___/s/_Archie H. Davis______________
                                     Archie H. Davis - President & CEO


Date  __7/27/98___            ___/s/_Robert B. Briscoe_______________
                                     Robert B. Briscoe - Chief Financial Officer