Form 10QSB
period 1998-09-30
SAVANNAH BANCORP INC
filed 1998-11-18
CIK 860519

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

               For the quarterly period ended September 30, 1998
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 1998.

           1,740,923 shares of Common Stock, $1.00 par value per share

 =============================================================================

                           The Savannah Bancorp, Inc.
                                 Form 10-Q Index
                               September 30, 1998


PART I - FINANCIAL INFORMATION
                                                                           Page
Item 1. Financial Statements
         Consolidated Balance Sheets - September 30, 1998
           and December 31, 1997                                             2
         Consolidated Statements of Income
             For the Quarter Ended September 30, 1998 and 1997               3
             For the Nine Months Ended September 30, 1998 and 1997           4
         Consolidated Statements of Changes in Shareholders' Equity
             For the Nine Months Ended September 30, 1998 and 1997           5
         Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1998 and 1997           6
         Condensed Notes to Consolidated Financial Statements              7-8

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8-13


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 14
Item 2.   Changes in Securities                                             14
Item 3.   Defaults Upon Senior Securities                                   14
Item 4.   Submission of Matters to a Vote of Security Holders               14
Item 5.   Other Information                                                 14
Item 6.   Exhibits and Reports on Form 8-K                                  14
Signatures                                                                  15

Financial Data Schedules                                                 16-17


                     The Savannah Bancorp, Inc. and Subsidiary
                          Consolidated Balance Sheets
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                      September 30, December 31,
                                                          1998          1997
                                                      ------------  ------------
Assets
  Cash and due from banks                             $     6,958   $    11,929
  Federal funds sold                                        8,642        13,187
  Investment securities available for sale:
  U. S. Treasury Securities (amortized cost of $8,085
    and $12,141 in 1998 and 1997, respectively)             8,210        12,144
  Other taxable investments (amortized cost of $33,821
    and $13,782 in 1998 and 1997, respectively)            34,600        13,829
  State and municipal investments (amortized cost of
    $3,777 and $3,377  in 1998 and 1997, respectively)      4,001         3,527
                                                      ------------  ------------
    Total investment securities available for sale         46,811        29,500
  Loans                                                   113,293       106,021
  Less allowance for loan losses                           (1,559)       (1,480)
                                                      ------------  ------------
      Net loans                                           111,734       104,541
  Premises and equipment, net                               3,150         2,931
  Other assets                                              1,675         1,571
                                                      ------------  ------------
      Total assets                                    $   178,970   $   163,659
                                                      ============  ============



Liabilities
  Deposits:
    Noninterest-bearing demand                        $    23,234   $    25,896
    Interest-bearing demand                                30,674        29,121
    Savings                                                 4,637         3,953
    Money market accounts                                  25,477        20,203
    Time, $100,000 and over                                29,037        24,650
    Other time deposits                                    44,186        40,641
                                                      ------------  ------------
      Total deposits                                      157,245       144,464
  Federal funds purchased and securities sold under
    agreements to repurchase                                3,600         3,250
  Other liabilities                                         1,339           969
                                                      ------------  ------------
      Total liabilities                                   162,184       148,683
                                                      ------------  ------------

Shareholders' Equity
  Preferred stock, par value $1 per share:
      authorized 10,000,000 shares; none issued              -             -
  Common stock, par value $1 per share:  authorized
      20,000,000 shares; issued 1,782,598
      shares in 1998 and 1997                               1,783         1,783
  Capital surplus                                           8,924         8,924
  Retained earnings                                         5,715         4,649
  Treasury stock, at cost, 45,800 in 1998 and 73,050
      in 1997                                                (335)         (504)
  Net unrealized holding gains on
      available for sale securities                           699           124
                                                      ------------  ------------
  Total shareholders' equity                               16,786        14,976
                                                      ------------  ------------
Total liabilities and shareholders' equity            $   178,970   $   163,659
                                                      ============  ============

See the condensed notes to the consolidated financial statements.

                     The Savannah Bancorp, Inc. and Subsidiary
                         Consolidated Statements of Income
                   (dollars in thousands, except per share data)
                                 (Unaudited)

                                                        For the Quarter Ended
                                                            September 30,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
Interest Income
Loans (includes loan fees)                             $    2,490    $    2,272
Investment securities                                         643           468
Federal funds sold                                            144            82
                                                       ----------    ----------
  Total interest income                                     3,277         2,822
                                                       ----------    ----------
Interest Expense
Deposits                                                    1,498         1,227
Other short-term borrowings                                    51            45
                                                       ----------    ----------
  Total interest expense                                    1,549         1,272
                                                       ----------    ----------
Net Interest Income                                         1,728         1,550
Provision for loan losses                                      40            55
                                                       ----------    ----------
Net interest income after
  provision for loan losses                                 1,688         1,495
                                                       ----------    ----------
Other Income
Service charges on deposit accounts                           111            95
Mortgage origination fees                                     162           113
Other income                                                   61            51
Investment securities gains                                     1             0
                                                       ----------    -----------
Total other income                                            335           259
                                                       ----------    -----------
Other Expense
Salaries and employee benefits                                700           553
Occupancy expense                                             114            82
Equipment expense                                              91            81
Other operating expenses                                      362           288
                                                       ----------    -----------
  Total other expense                                       1,267         1,004
                                                       ----------    -----------
Income before provision for income taxes                      756           750
Provision for income taxes                                    262           259
                                                       ----------    -----------
Net Income                                             $      494    $      491
                                                       ==========    ===========

Net income per share:
    Basic                                                   $ .29         $ .29
                                                       ==========    ===========

    Diluted                                                 $ .27         $ .27
                                                       ==========    ===========

See the condensed notes to the consolidated financial statements.


                    The Savannah Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income
                  (dollars in thousands, except per share data)
                                  (Unaudited)

                                                      For the Nine Months Ended
                                                            September 30,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
Interest Income
Loans (includes loan fees)                             $    7,294    $    6,366
Investment securities                                       1,702          1386
Federal funds sold                                            620           357
                                                       ----------    ----------
  Total  interest income                                    9,616         8,109
                                                       ----------    ----------
Interest Expense
Deposits                                                    4,430         3,585
Other short-term borrowings                                   156           112
                                                       ----------    ----------
  Total interest expense                                    4,586         3,697
                                                       ----------    ----------
Net Interest Income                                         5,030         4,412
Provision for loan losses                                     140           170
                                                       ----------    ----------
Net interest income after
  provision for loan losses                                 4,890         4,242
                                                       ----------    ----------
Other Income
Service charges on deposit accounts                           323           299
Mortgage origination fees                                     426           246
Other income                                                  212           132
Investment securities gains                                     1            -
                                                       ----------    ----------
  Total other income                                          962           677
                                                       ----------    ----------
Other Expense
Salaries and employee benefits                              1,986         1,591
Occupancy expense                                             298           240
Equipment expense                                             267           221
Other operating expenses                                    1,024           868
                                                       ----------    ----------
  Total other expense                                       3,575         2,920
                                                       ----------    ----------
Income before provision for income taxes                    2,277         1,999
Provision for income taxes                                    797           696
                                                       ----------    ----------
Net income                                             $    1,480    $    1,303
                                                       ==========    ==========
Net income per share:
  Basic                                                     $ .86         $ .76
                                                       ==========    ==========
  Diluted                                                   $ .82         $ .73
                                                       ==========    ==========

See the condensed notes to the consolidated financial statements.

                    The Savannah Bancorp, Inc. and Subsidiary
            Consolidated Statements of Changes in Shareholders' Equity
                  (dollars in thousands, except per share data)
                                  (Unaudited)

                                                                                                  Net
                                                                                              Unrealized
                                                                                                Holding
                                                       Common  Capital  Retained  Treasury  Gains (Losses),
                                            Shares     Stock   Surplus  Earnings    Stock     Net of Tax      Total
                                           ---------  -------  -------  --------  --------  --------------  --------
  For the Nine Months
  Ended September 30, 1997

  Balance, December 31, 1996               1,188,408  $ 1,188  $ 9,519  $ 3,136    ($ 554)           ($ 3)  $ 13,286

  Three-for-two stock split                  594,190      595     (595)     -          -                -        -

  Cash dividends - $.10 per share               -          -        -      (172)       -                -       (172)

  Change in unrealized gains (losses) on
  securities available for sale, net of tax     -          -        -       -          -               86         86

  Reissuance of treasury stock                  -          -        -       -          50               -         50

  Net income                                    -          -        -     1,303        -                -      1,303
                                           ---------  -------  -------  --------  --------  --------------  --------
  Balance at end of period                 1,782,598  $ 1,783  $ 8,924  $ 4,267    ($ 504)          $  83   $ 14,553
                                           =========  =======  =======  ========  ========  ==============  ========

  For the Nine Months
  Ended September 30, 1998

  Balance, December 31, 1997               1,782,598  $ 1,783  $ 8,924  $ 4,649    ($ 504)          $ 124   $ 14,976

  Cash dividends - $.24 per share               -          -        -      (414)       -                -       (414)

  Change in unrealized gains on securities
   available for sale, net of tax               -          -        -       -          -              575        575

  Reissuance of treasury stock                  -          -        -       -         169               -        169

  Net income                                    -          -        -     1,480        -                -      1,480
                                           ---------  -------  -------  --------  --------  --------------  --------
  Balance at end of period                 1,782,598  $ 1,783  $ 8,924  $ 5,715    ($ 335)          $ 699   $ 16,786
                                           =========  =======  =======  ========  ========  ==============  ========



                    The Savannah Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                 (Unaudited)

                                                      For the Nine Months Ended
                                                            September 30,
                                                      --------------------------
Operating Activities                                      1998          1997
                                                      ------------  ------------
Net income                                            $     1,480   $     1,303
  Adjustments to reconcile net income to cash
    Provided by operating activities:
    Provision for loan losses                                 140           170
    Depreciation of premises and equipment                    243           190
    Gains on sales of securities                               (1)           -
    Amortization of investment securities discount-net        147           257
    Deferred tax benefit                                      (23)          (13)
    Increase in accrued interest receivable                  (186)          (95)
    Increase in prepaid expenses and other assets            (248)          (27)
    Increase in accrued interest payable                       88            43
    Increase in other liabilities                             282            97
                                                      -----------   ------------
      Net cash provided by operating activities             1,922         1,925
                                                      -----------   ------------
Investing Activities
    Net decrease in federal funds sold                      4,545         2,548
    Purchases of investment securities                    (23,531)       (4,320)
    Proceeds from sale of investment securities             2,002            -
    Proceeds from maturities of investment securities       5,000         3,000
    Net increase in loans made to customers                (7,333)       (9,084)
    Capital expenditures                                     (462)         (557)
                                                      -----------   ------------
      Net cash used in investing activities               (19,779)       (8,413)
                                                      -----------   ------------
Financing Activities
  Net increase in demand, savings, and money market
    accounts                                                4,849           999
  Net increase in certificates of deposit                   7,932         3,875
  Net increase in securities sold under agreements to
    repurchase                                                821         1,705
  Net decrease in federal funds purchased                    (471)          (40)
  Reissuance of treasury stock                                169            50
  Dividend payments                                          (414)         (172)
                                                      -----------   ------------
    Net cash provided by financing activities              12,886         6,417
                                                      -----------   ------------
(Decrease) Increase in Cash and Cash Equivalents           (4,971)          (71)
Cash and cash equivalents at beginning of year             11,929         6,015
                                                      -----------   ------------
Cash and cash equivalents at end of period            $     6,958   $     5,944
                                                      ===========   ============

See the condensed notes to the consolidated financial statements.


                    The Savannah Bancorp, Inc. and Subsidiary
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Note 2 - Shareholders' Equity

On January 26, 1997, the Company's Board of Directors declared a three-for-two stock split payable February 24, 1997 to shareholders of record on February 7, 1997.

Note 3 - Shares Used in Computing Net Income Per Share

Net income per diluted share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted average shares outstanding were 1,805,000 and 1,798,000 for the third quarters of 1998 and 1997, respectively. They included 80,000 and 91,000 common equivalent shares in 1998 and 1997, respectively. The diluted weighted average shares outstanding were 1,811,000 and 1,793,000 for the first nine months of 1998 and 1997, respectively. They included 94,000 and 86,000 common equivalent shares relating to outstanding stock options in 1998 and 1997, respectively.

Note 4 - Change in Accounting Standard

In February of 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" which replaced the prior methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share have been replaced with a presentation of basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The statement became effective beginning in the Company's financial statements for the year ended December 31, 1997, including restatement of historical earnings per share presented in such financial statements. Earnings per share for the third quarter and nine months ended September 30, 1997 have been restated to show basic and diluted earnings per share.

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

Note 5 - Reporting of Comprehensive Earnings

Total comprehensive income is defined as net income and all other changes in equity. The Company reported total comprehensive income, net of tax, for the quarters ended September 30, 1998 and 1997 of $1,041,000 and $579,000, respectively. Adjustments to total comprehensive net income, net of tax, for the third quarter of 1998 and 1997 included net gains of $547,000 and $88,000, respectively. The Company's total comprehensive income, net of tax, for the nine months ended September 30, 1998 and 1997 was $2,055,000 and $1,389,000,
respectively. Adjustments to total comprehensive net income, net of tax, for the first nine months included net gains of $575,000 and $86,000 in 1998 and 1997, respectively. These changes reflect a market value increase in available-for-sale securities for the quarters and the nine months ended September 30, 1998 and 1997.

Note 6 - Pending Merger

On February 10, 1998, the Company signed a definitive agreement to merge with Bryan Bancorp of Georgia, Inc. ("Bryan"), a bank holding company for Bryan Bank & Trust Company. Bryan is located in Richmond Hill and Bryan County approximately twenty miles south of Savannah. The Company intends to acquire Bryan in a tax-free stock-for-stock merger, to be accounted for as a pooling of interests, by issuing shares of common stock of the Company. The merger agreement specifies that each share of Bryan stock will be exchanged for 1.85 shares of the Company's stock. The value of the stock to be issued is approximately $24 million based on the $25.50 per share market value on the day prior to the announcement. All regulatory approvals have been received. The merger is expected to be consummated on December 31, 1998, contingent on the approval of shareholders.


Item 2. - Management's Discussion and Analysis of Financial Condition
             and Results of Operations

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at September 30, 1998 and December 31, 1997 and results of operations for the quarters ended September 30, 1998 and 1997, the following analysis should be reviewed along with other information including the Company's December 31, 1997 Annual Report on Form 10-KSB.

Liquidity and Interest Rate Sensitivity Management

The objectives of funds management include maintaining adequate liquidity and reasonable harmony between the repricing of sources and uses of funds on interest-sensitive assets and liabilities. The goal of liquidity management is to ensure the availability of adequate funds to meet the loan demand and the deposit withdrawal needs of the Bank's customers. This is achieved through maintaining a combination of sufficient liquid assets, core deposit growth, and unused capacity to purchase funds in the money markets.

The Company will fund anticipated loan growth through normal core deposit growth and investment maturities and/or sales. The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB) and has access to borrowings in excess of $10.0 million by pledging qualifying residential real estate loans under a blanket float lien agreement. The FHLB will also lend against unpledged investment securities of approximately $20 million. In addition, the Bank has $6.5 million of unused short-term federal funds borrowing lines available from correspondent banks.

Certificates of deposit over $100,000 include rate sensitive deposits primarily to local individuals and businesses and no brokered deposits. These certificates are considered to be core deposit funds. Most are on an automatic renewing basis for 6 - 12 months and have been acquired and retained primarily through relationships and service. The Bank has done no advertising of higher rates to attract deposits and has consistently set its deposit rates with very little premium above the regional bank competition in our market area.

During the fourth quarter of 1997, the bank opened its fourth office at the Island Towne Centre. This office is located in Chatham County, approximately six miles east of downtown Savannah. The Bank opened its fifth office in Savannah's primary medical care area of town in October of 1998. These new offices, along with the offices opened in 1990, 1992, and 1995, are expected to provide continued core deposit growth as well as commercial and consumer loan growth.

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

The long-term maturity gap and repricing data as of September 30, 1998 is shown in Table 1 following the Management's Discussion and Analysis section.

Management has policies and procedures in place to measure and report anticipated net interest income fluctuations based on rising and falling rates. The Board has specified a maximum risk level of five percent of annualized net interest income on an immediate decrease in the prime rate of 200 basis points. The Bank is presently operating within the specified risk levels.

Financial Condition

     For the first nine months of 1998, loans increased $7.3 million to $113.3 million, and deposits increased $12.8 million to $157.2 million. The loan-to-deposit ratio was 72.0 percent at September 30, 1998 compared to 73.4 percent at December 31, 1997. Nonperforming assets were $86,000 at September 30, 1998 compared to $185,000 at December 31, 1997.

Management has continued to classify all investment securities as available-for-sale since January 1, 1994. Fluctuations in the U. S. Treasury market rates have caused both decreases and increases in the market value of the available-for-sale investment portfolio and the related equity valuation account. Capital ratios for regulatory purposes are not impacted by the net unrealized holding gains (losses) on available-for-sale securities. However, effective October 1, 1998, 45 percent of unrealized investment security gains will be included as a component of Tier 2 capital under new regulatory capital regulations. Management has chosen the flexibility to restructure the investment portfolio and to recognize gains or losses on securities when appropriate.

The Company's lending and investment policies emphasize quality and well-managed growth. These policies may translate into slower growth in net interest income and earnings in the short term; however, management believes these policies result in lower costs and quality earnings and are best for the shareholders and customers in the long term.

At September 30, 1998, $3.2 million or approximately 19.0 percent of equity capital was invested in bank premises and equipment. Equity capital was $16.8 million or 9.4 percent of total assets compared to the regulatory minimum of 4.0 percent. Tier 1 capital is 13.4 percent of risk-weighted assets compared to the regulatory minimum of 4 percent. The net unrealized holding gains on the available-for-sale portfolio were $1,128,000 at September 30, 1998 compared to $200,000 at December 31, 1997.

Results of Operations - Third Quarter, 1998 vs. Third Quarter, 1997

The net income for the third quarter of 1998 was $494,000, or $.27 per diluted share, compared to $491,000 or $.27 per diluted share in the same period of 1997, an increase of 1 percent in net income and no increase in per share earnings.

Net interest income for the third quarter of 1998 was $1,728,000 compared to $1,550,000 in 1997, an increase of 11.5 percent. Average interest-earning assets were up 21.8 percent in 1998 over 1997. The third quarter net yield on interest-earning assets decreased to 4.26 percent from 4.65 percent in 1997. The decrease in the net interest margin resulted primarily from the decrease in investment yields on securities due to lower bond market rates, competitive loan and deposit rates, and a lower loan-to-deposit ratio of 72 percent at September 30,1998 compared to 77 percent at September 30, 1997.

The provision for loan losses was $40,000 in the third quarter of 1998 compared to $55,000 for the same period in 1997. Net loan charge-offs totaled $9,000 in the third quarter of 1998, and there were net charge-offs of $22,000 in the same period for 1997.

Total other income for the third quarter of 1998 was $335,000 compared to $259,000 in 1997, an increase of 29 percent. The expansion of the mortgage loan origination department combined with lower mortgage interest rates accounted for an increase of $49,000, or 43 percent, in origination fees. An increased volume of ATM transaction fees resulted in higher other income.

Other expenses were $1,266,000 in the third quarter of 1998 compared to $1,004,000 in the third quarter of 1997, an increase of 26 percent. Salaries and employee benefits increases include five new officer positions, approximately six new staff positions, and promotional and incentive increases. Increases in occupancy, equipment, and other expenses primarily reflect normal volume and inflation growth.

The provision for income taxes was $262,000 in the third quarter of 1998 compared to $259,000 in the third quarter of 1997. The effective combined federal and state income tax provisions were 34.7 percent in 1998 and 34.5 percent in 1997.

Results of Operations - First Nine Months, 1998 vs. First Nine Months, 1997

The net income for the first nine months of 1998 was $1,480,000, or $.82 per diluted share, compared to $1,303,000, or $.73 per diluted share in the same period of 1997, an increase of 14 percent in net income and 12 percent in per share earnings.

Net interest income for the first nine months of 1998 was $5,030,000 compared to $4,412,000 in 1997, an increase of 14.0%. Average interest-earning assets were up 17.9% in 1998 over 1997. The net yield on interest-earning assets decreased to 4.24% from 4.53%. The decrease in the net interest margin resulted primarily from competitive loan and deposit rates, the lower loan-to-deposit ratio in 1998 as compared to 1997, and the decrease in investment yields on securities.

The provision for loan losses was $140,000 and $170,000 in the first nine months of 1998 and 1997, respectively. Net loan charge-offs were $61,000 in the first nine months of 1998 and $34,000 in the same period for 1997.

Other income was $962,000 in the first nine months of 1998 compared to $677,000 for the same period in 1997, an increase of 42 percent. Mortgage origination fees were $426,000 in the first nine months of 1998 compared to $246,000 in 1997, an increase of 73 percent. Other increases resulted from higher ATM transaction fee volume..

 Other expenses were $3,575,000 for the first nine months of 1998 compared to $2,920,000 for the same period in 1997, an increase of 22 percent. Other operating expense increases included expenses related to two new officer and eight additional staff positions in 1998 and higher data processing fees, supplies costs, and postage expense, which are directly related to the rapidly growing loan portfolio and deposit base of the Bank.

Year 2000

         It is possible that currently installed computer systems, software products or other business systems, or those of suppliers or customers, will not always accept input of, store, manipulate, and output dates in the years 1999, 2000 or thereafter without error or interruption. Management has conducted reviews of the business systems, including their computer systems, to attempt to identify ways in which their systems could be affected by problems in correctly processing date information. Management has engaged Year 2000 consultants and has developed a plan to ensure a smooth transition of the systems, products, and vendors that they rely on into the twenty-first century. Additionally, management is working with loan customers to monitor potential credit exposure that might result from a lack of their systems' readiness for the Year 2000.

The Bank's primary software systems are licensed from an outside vendor. The core customer information system ("CIS"), loan, deposit, general ledger, automated teller machine ("ATM") and card-based systems are all maintained and processed by a third party, the largest bank-owned data processor of banks in the United States. The software for these core processing systems were converted successfully to Year 2000 ready code in October, 1998. Final testing of the core systems for Year 2000 compliance is scheduled for February, 1999. Management has received commitments from other major vendors to provide the required systems modifications to ensure compliance. Management believes those commitments will be met in advance of July 1, 1999. Some software programs and some hardware will need to be modified or replaced for Year 2000 compliance. To the extent possible, those changes will be incorporated in the normal replacement or upgrade of hardware and systems. Management believes it will be successful in the achievement of its plans and does not believe that the execution of the plan will have a material adverse effect on future operating results. However, there can be no assurance that management will identify all date-handling problems in their business systems or those of their customers and suppliers in advance of their occurrence, or that they will be able to successfully remedy problems that are discovered.

The total cost for Year 2000 compliance is estimated to be between $150,000 and $225,000. However, this includes $100,000 to $150,000 in normal upgrades and salaries of existing personnel. The incremental Year 2000 expense is estimated to be between $50,000 and $75,000 for 1998 and 1999 combined. Approximately 50 percent of the estimated incremental costs has been incurred.



Table 1 - Long-Term Maturity Gap and Repricing Data

The following is the long-term maturity and repricing data for the Company as of September 30, 1998.

        ($ in 000's)        One    Two    Three    Four    Five
Interest-bearing assets    Year   Years   Years   Years    Years  Beyond   Total
-----------------------   ------  ------  ------  ------  ------  ------  ------
Investment securities     13,634  11,061   5,024     -    10,018   5,946  45,683
                           6.01%   6.17%   5.84%     -     5.62%   6.55%   6.01%
Federal funds sold         8,642     -       -       -       -       -     8,642
                           5.20%     -       -       -       -       -     5.20%
Loans - fixed rates       29,182   9,207  17,032   4,079   7,282   3,237  70,019
                           8.69%   8.99%   8.62%   9.08%   8.45%   8.60%   8.71%
Loans - variable rates    18,854   8,212   6,562   3,709   4,826   1,111  43,274
                           8.84%   8.85%   8.80%   8.70%   8.64%   8.48%   8.79%
                          ------  ------  ------  ------  ------  ------  ------
Total earning assets      70,312  28,480  28,618   7,788  22,126  10,294 167,618
                           7.78%   7.85%   8.17%   8.90%   7.21%   7.40%   7.81%

Interest-bearing deposits:

NOW and savings (a)        3,531   3,531   3,531   3,531   3,531  17,656  35,311
                           2.50%   2.50%   2.50%   2.50%   2.50%   2.50%   2.50%
Money market accounts (a)  2,548   2,548   2,548   2,548   2,548  12,737  25,477
                           4.00%   4.00%   4.00%   4.00%   4.00%   4.00%   4.00%
Time, $100 and over       24,417   2,765     369     716     770     -    29,037
                           5.74%   6.03%   6.15%   6.15%   5.99%     -     5.79%
Other  time               31,581   7,229   1,754   1,093   2,529     -    44,186
                           5.43%   5.95%   5.83%   6.00%   6.02%     -     5.58%
                          ------  ------  ------  ------  ------  ------  ------
Total interest-bearing

deposits                  62,077  16,073   8,202   7,888   9,378  30,393 134,011
                           5.33%   4.90%   3.84%   3.80%   4.14%   3.13%   4.51%
Funds purchased            3,600     -       -       -       -       -     3,600
                           4.95%     -       -       -       -       -     4.95%
                          ------  ------  ------  ------  ------  ------  ------
Total interest-bearing
liabilities               65,677  16,073   8,202   7,888   9,378  30,393 137,611
                           5.31%   4.90%   3.84%   3.24%   4.14%   3.13%   4.52%

GAP-excess assets          4,635  12,407  20,416    (100) 12,748 (20,099) 30,007
                          ------  ------  ------  ------  ------  ------  ------

GAP-Cumulative-9/30/98     4,635  17,042  37,460  37,360  50,108  30,007  30,007
                          ------  ------  ------  ------  ------  ------  ------

(a)   - estimated cash flow runoff of 10% per year has been assumed

The Company's cash flow gap is $4,635 within one year, or 3 percent of total interest-earning assets. Fixed-rate earning assets with maturities over five years total $10,294, or 6 percent of total interest-earnings assets. The cash flow gaps between one and five years will adjust significantly each year through normal loan and deposit activity. Based on the principal cash flows and interest rates presented above and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances.

PART II - OTHER INFORMATION

Item 1.      Legal proceedings.  None

Item 2.      Changes in securities.  None

Item 3.      Defaults upon senior securities.  None

Item 4.      Submission of matters to a vote of security holders.  None

Item 5.      Other information.  None

Item 6.      Exhibits or reports on Form 8-K.

On July 28, 1998, a Form 8-K was filed containing news release disclosures of July 22, 1998 announcing an end to the delay in the merger proceedings due to certain concerns related to a director, who is Chairman of Bryan and an 8.6 percent shareholder. The director had refused to sign certain documents necessary to assure the pooling-of-interests accounting method, which is a condition of closing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    The Savannah Bancorp, Inc.
                                    --------------------------
                                           (Registrant)

Date  __11/12/98___           ___/s/_Archie H. Davis______________
                                      Archie H. Davis - President & CEO


Date  __11/11/98___           __/s/_Robert B. Briscoe_______________
                                     Robert B. Briscoe - Chief Financial Officer