Form 10-K
period 1998-12-31
SAVANNAH BANCORP INC
filed 1999-03-30
CIK 860519

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                                  912-651-8200
               ---------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                    Securities registered under Section 12(b)
                            of the Exchange Act: None
                       Securities registered under Section
                           12(g) of the Exchange Act:
                         Common Stock - $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. ( )

Issuer's revenues for its most recent fiscal year were $21,499,000.

The aggregate market value of the voting and non-voting common equity at March 1, 1999 held by non-affiliates, based on the price of the last trade of $26.00 per share times 1,973,393 non-affiliated shares, was $51,308,218.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
===============================================================================

As of March 1, 1999, the registrant had issued 2,719,614 and outstanding 2,687,564 shares of common stock.
===============================================================================

                           THE SAVANNAH BANCORP, INC.
                        1998 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS


PART I                                                                      PAGE

Item 1. Business                                                             4

Item 2. Properties                                                           18

Item 3. Legal Proceedings                                                    18

Item 4. Submission of Matters To a Vote of Security Holders                  19

PART II

Item 5. Market for the Registrant's Common Equity
         and Related Stockholder Matters                                     19

Item 6. Selected Financial Data                                              19

Item 7. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    20

Item 7A. Quantitative and Qualitative Disclosures about Market Risk          27

Item 8. Financial Statements and Supplementary Data                          28

Item 9. Changes in and Disagreement with Accountants
         on Accounting and Financial Disclosure                              48

PART III

Item 10.  Directors and Executive Officers of the Registrant                 48

Item 11.  Executive Compensation                                             48
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                              48

Item 13. Certain Relationships and Related Transactions                      48

PART IV

Item 14. Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                                            48

         Signature page                                                      49

PART I

THE SAVANNAH BANCORP, INC. (THE COMPANY) MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS THERETO), IN ITS REPORTS TO SHAREHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

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

ITEM 1. BUSINESS

(A)      GENERAL DEVELOPMENT OF BUSINESS

General

The Savannah Bancorp, Inc. (the "Company") was incorporated as a Georgia business corporation on October 5, 1989, for the purpose of becoming a bank holding company by acquiring all of the common stock of The Savannah Bank, National Association, Savannah, Georgia (the "Savannah Bank"). The Company became a bank holding company within the meaning of the Federal Bank Holding Company Act (the "Act") and the Georgia Bank Holding Company Act (the "Georgia Act") upon the acquisition of 100% of the common stock of the Bank on August 22, 1990.

In February 1998, the Company entered into a plan of merger to exchange 1.85 shares of its stock for each share of the Bryan Bancorp of Georgia, Inc. ("Bryan"), the bank holding company for Bryan Bank & Trust ("Bryan Bank"). Based on the Company's closing stock price of $25.50 per share on February 10, 1998, the transaction was valued at approximately $24 million. The merger, which was accounted for as a pooling of interests, was a tax-free reorganization for federal income tax purposes. The merger was consummated on December 15, 1998. Bryan was merged into the Company and Bryan Bank became a wholly-owned subsidiary of the Company on the merger date.

As of December 31, 1998, Savannah Bank had five full service offices, total assets of $187 million, total deposits of $166 million, total stockholders' equity of $16.5 million and $1.9 million in 1998 earnings. As of December 31, 1998, Bryan Bank had one full service office, total assets of $80 million, total deposits of $67 million, total stockholders' equity of $8.1 million and $1.3 million in 1998 earnings.

Savannah Bank and Bryan Bank (the "Subsidiary Banks") currently are the sole operating subsidiaries of the Company. Savannah Bank received its charter from the Office of the Comptroller of the Currency (OCC) to commence business and opened for business on August 22, 1990. Bryan Bank received its charter from the Georgia Department of Banking and Finance (the "GDBF") in December 1989. The deposits at the Subsidiary Banks are insured by the Federal Deposit Insurance Corporation (the "FDIC").


(B)      INFORMATION ABOUT INDUSTRY SEGMENTS

In June, 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company presently operates as two commercial banks offering traditional banking services. Certain departmental revenues, asset and liability volumes are used by executive management for performance and resource allocation purposes; however, sufficient discrete financial information is not available for presentation of segmented line of business financial information to shareholders. These disclosure requirements had no impact on financial position or results of operations.


(C)      NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable Federal regulatory restrictions on the activities of bank holding companies. The Company was formed for the purpose of becoming a holding company to own 100% of the stock of the Subsidiary Banks. The holding company structure provides the Company with greater flexibility than a bank would otherwise have to expand and diversify its business activities, through newly formed subsidiaries, or through acquisitions. While the Company has no present plans to engage actively in any nonbanking business activities, management anticipates studying the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

BANKING SERVICES

The Subsidiary Banks have approximately 100 full-time and 12 part-time employees and offers a full range of deposit services, including checking accounts, savings accounts and various time deposits ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive to those offered in the area. In addition, retirement accounts such as IRA (Individual Retirement Accounts) and SEP (Simplified Employee Pension) accounts are offered. The FDIC insures all deposit accounts up to the maximum amount (currently $100,000 per account). The Subsidiary Banks solicit these accounts from individuals, businesses, foundations and organizations, and governmental authorities.

The Subsidiary Banks offer a full range of short and medium-term commercial, real estate and personal loans. The Bank's primary lending focus is business, real estate and consumer lending. Commercial loans include both secured and a limited volume of unsecured loans. Consumer loans include secured loans for financing automobiles, home improvements, real estate and other personal investments. Unsecured consumer loans are limited and generally made to our most creditworthy borrowers. The Subsidiary Banks originates fixed and variable rate mortgage loans and offers real estate construction and acquisition loans.

The Subsidiary Bank's lending policies generally require an 80% loan to value ratio on secured term real estate lending. Additionally, the existence of a reliable source of repayment/cash flow is usually required before making any loans, regardless of the security. Appraisals are obtained as required and lending officers make on-site inspections. New loans over $25,000 are reported to the Credit/ALCO (Executive Committee of Bryan Bank) Committee, and this Committee approves loans over $750,000, prior to the loan being made. Generally, lending relationships over $100,000 are reported to the full Board of Directors.

Both management and the directors are aware that environmental liabilities may negatively impact the financial condition of borrowers, the value of real property and the contingent environmental clean-up liabilities the Subsidiary Banks could incur by having a lien on environmentally deficient property. The Subsidiary Banks generally decline to make loans secured by property with environmental deficiencies. Environmental surveys are required when there is reason for concern about potential environmental liabilities.

Both Subsidiary Banks operate residential mortgage loan origination departments. The departments take mortgage loan applications, obtain rate commitments and complete various origination documentation and follow-up for an origination and service release fee from third-party mortgage bankers. In addition to generating fee income, the department also generates banking relationships from its customers and real estate-related contacts. These loans are funded by other mortgage investors and have not been warehoused on the Subsidiary Bank's books.


CREDIT RISK MANAGEMENT AND ALLOWANCE FOR LOAN LOSSES

 The Subsidiary Banks have a multi-faceted program designed to control and continually monitor the credit risks inherent in its loan portfolio. This begins with a structured loan approval process in which the Board of Directors delegates authority for various types and amounts of loans to loan officers on a basis commensurate with seniority and lending experience. The Subsidiary Banks use an asset classification system that is consistent with regulatory classifications, which apply to all assets of an insured institution and require each institution to periodically classify its assets.

There are four categories of "criticized" assets: Special Mention, Substandard, Doubtful and Loss. Assets classified as substandard, doubtful or loss are considered "classified". The classification of assets is subject to regulatory review and re-classification. The Bank includes aggregate totals of criticized assets, and general and specific valuation reserves in quarterly reports to the Board of Directors, who approve the overall loan loss reserve evaluation. The Subsidiary Bank's loan classification systems utilize both the account officer and loan review function to monitor the classification of the Subsidiary Bank's loans.

The account officers are charged with the responsibility of monitoring changes in loan quality within his or her loan portfolio and reporting changes directly to loan review and senior management. Additionally, loan review performs a review of the Subsidiary Bank's loans to determine that the appropriate risk grade has been assigned to each borrowing relationship. Delinquencies are monitored on all loans as a basis for potential inclusion in general valuation reserves or, ultimately, for potential charge-off. Loans which are delinquent 90 days (four payments) or longer generally are placed on nonaccrual status unless the collectibility of principal and accrued interest is assured beyond a reasonable doubt. In certain cases, loans less than 90 days (four payments) delinquent are placed on nonaccrual where uncertainty exists as to their collectibility. Real estate acquired through foreclosure is classified as substandard unless there is sufficient evidence to indicate such classification is not warranted.

Loan loss reserves are determined based on management's internal review of non performing loans, delinquency trends, the level of rated assets and charge-off trends. Additionally, management assesses general and specific economic trends both nationally and locally and regulatory information to determine the impact of those external factors on loan loss reserve levels. Based on the internal and external reviews, the Subsidiary Banks segregate their loan portfolio by type of loans and by loan classification within each loan type. Reserve percentages are applied (based on historical and anticipated loss rates) to each loan group to determine the required amount of allocated general loan loss reserves. Additionally, an amount is provided for unallocated general loan loss reserves, reflecting the potential for estimation errors in allocated reserves. This methodology has been applied consistently for all periods presented.


OTHER BANKING SERVICES

In November 1996, Savannah Bank applied for and received trust powers from the OCC. Savannah Bank hired a Trust Department Manager/Trust Officer and an assistant. The employee benefit administration and certain money management functions are being outsourced to third parties, at least for the early years of the department. Using these resources the Trust Department offers a full array of Trust Services including investment management, personal trusts, custodial accounts, estate administration, and employee benefit administration. In late 1998, the Trust department entered into a contract with Marshall & Ilsley Trust Company to outsource trust data processing, securities safekeeping and certain other operational functions for the Trust department.

The Subsidiary Banks also offer cash management services, a non-cash deposit courier service, safe deposit boxes, travelers checks, direct deposit of payroll, U.S. Savings bonds, official bank checks and money orders and automatic drafts for various accounts. The Subsidiary Banks are members of the HONOR networks of automated teller machines that may be used by customers in our market area and other cities. Both Subsidiary Banks issue ATM and Debit cards and have nine automated teller machines in the area. The Bank also offers both VISA and MasterCard credit cards, on an agent bank basis, which have a pre-authorized line of credit for personal purchases and expenses.


LOCATION AND SERVICE AREA

The Primary Service Area of the Subsidiary Banks is the City of Savannah, certain contiguous areas of Chatham County and the Richmond Hill and Bryan County market, which is 20 miles south of downtown Savannah. Its secondary service area is the remainder of Chatham County and communities in Bryan, Effingham and Liberty Counties, Georgia and Beaufort and Jasper Counties, South Carolina. The Subsidiary Bank's target markets are individuals residing in the Primary Service Area, small to medium size businesses, including retail shops and professional service businesses in the community. The Subsidiary Banks are also targeting individuals who meet certain net worth and income requirements as potential customers for private banking services.

The Savannah Bank's main office, known as the Johnson Square Office, is located in the primary business district in downtown Savannah on Johnson Square where most of the commercial banks in the Primary Service Area have their main Savannah offices. In recent years, regional banks have acquired several of the banks in the Primary Service Area with headquarters outside of the state of Georgia. The Savannah Bank emphasizes that it is based in Savannah, and that its directors and the executive officers are committed to the economic development of the Savannah area.

Bryan Bank's main office opened in December 1989 and is located in the primary commercial area of the city of Richmond Hill. Bryan Bank has limited competition in the Richmond Hill market. One other community bank and one grocery store branch office are located in Richmond Hill. Bryan Bank has approximately 70 percent of the commercial bank deposits in the Richmond Hill market. Richmond Hill is experiencing substantial residential growth due to its proximity to Savannah, its school system and affordable single family residences.

On October 1, 1992, Savannah Bank opened its second office at 400 Mall Boulevard. The Mall Boulevard Office competes in the area of Savannah that has the second largest concentration of deposits. This office is in the primary commercial and retail district in Savannah and includes a high concentration of professional and service-related businesses.

On November 20, 1995, Savannah Bank opened its third office, the West Chatham Office, at 100 Chatham Parkway. West Chatham is a full service office located in the most significant commercial and industrial growth area of Chatham County.

On October 1, 1997, the fourth office at 4741 Highway 80 East on Whitemarsh Island, six miles east of the main office location opened for business. Deposits, mortgage loan origination and consumer loans are the primary opportunities for this location which will serve a large concentration of higher net worth individuals as well as a young adult population in apartments and first homes.

On October 8, 1998, Savannah Bank opened its fifth Savannah location in the Medical Arts Shopping Center. This office is strategically located near two major hospitals and numerous medical, dental and professional practices. This location is approximately four miles southeast of the main office. The lease term began in July 1998.

The Subsidiary Bank's business plans rely principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and stockholders to attract business and to acquaint potential customers with the Subsidiary Bank's personalized services. Both Subsidiary Banks emphasize a high degree of personalized customer service in order to be able to provide for each customer's banking needs. The marketing approach emphasizes the advantages of dealing with an independent, locally-owned and relationship-oriented bank to meet the particular needs of individuals, professionals and small to medium-size businesses in the community. All banking services are continually evaluated with regard to their profitability and efforts will be made to modify the business plan if the plan does not prove successful.


ASSET AND LIABILITY MANAGEMENT

Assets of the Subsidiary Banks consist primarily of loans and an investment portfolio. In an effort to maintain adequate levels of liquidity and minimize fluctuations in the net interest margin (the difference between interest income and interest expense), the rate sensitivity of the loan and investment portfolios are matched to the maturities and rate sensitivity of the liabilities.

The Subsidiary Banks invest the majority of its investment portfolio in highly marketable medium-term and short-term maturity assets, such as Federal Funds, U.S. Treasury securities, U.S. agency securities, marketable mortgage-backed securities and high quality bank-qualified tax-exempt securities. By pricing loans on a variable rate structure, or by keeping the maturity of the investment and loan portfolios relatively short-term, the Bank expects to be able to maintain loan interest, or to reinvest securities proceeds, at prevailing market rates. This will help to maintain a generally consistent spread over the interest rates paid by the Bank on the deposits which are used to fund the investment and loan portfolios.

Deposit accounts represent the majority of the liabilities of the Subsidiary Banks. These include noninterest-bearing checking accounts and interest bearing NOW accounts, savings accounts, money market accounts and certificates of deposit, including Individual Retirement Accounts (IRAs). Most time deposits have maturities of twelve months and less, but the maturities may be extended based on liquidity position, interest rate expectations and the rate sensitivity in the loan portfolio of the Subsidiary Banks. In managing its liabilities, both Subsidiary Banks attempt to attract deposits from customers who, assuming rates are competitive, are inclined to maintain an ongoing relationship with the Subsidiary Bank.

The Company has no investment risk in off-balance sheet derivative-related investments. The Subsidiary Banks own approximately $28.6 million in callable agency obligations which have normal interest rate and marketability risk. Of the callable obligations, $18.3 million have one time only calls. The call dates and the final maturities are laddered so that an excessive amount of cash flow from callable bonds will not be received in any one quarter or year. The remaining $10.3 million of callable obligations are callable quarterly or semi-annually.

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

The Subsidiary Banks operates under an interest rate risk policy through an Asset Liability Management Committee ("Credit/ALCO") at Savannah Bank and the Executive Committee at Bryan Bank. The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a certain cash flow and repricing analyses which projects the impact of changes in interest rates on the Bank's assets and liabilities. Additionally, the committees may set other interest rate risk objectives. The policy also outlines responsibility for monitoring interest rate risk, the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Company's interest rate risk objectives.


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

Savannah Bank is subject to extensive supervision and regulation by the OCC and Bryan Bank is subject to extensive supervision by the GBDF and the FDIC. The regulator of each bank is responsible for overseeing the affairs of all banks and periodically examines banks to determine their compliance with laws and regulations. Banks must make quarterly call reports of their financial condition and results of operations to the FDIC, who reviews the call report information for accuracy, consistency and reasonableness. Quarterly Call Report financial information is made available to regulators and the public approximately 90 days after each quarter end. Regulators use this data for quarterly offsite monitoring of the financial condition of banks. Quarterly holding company reports are filed with the Federal Reserve Bank of Atlanta (FRB) within 45 days of each quarter-end. This financial information is reviewed by the FRB for accuracy, consistency and reasonableness and is also made available to holding company database providers within 120 days of the end of each quarter. Bank analysts, regulators and consultants regularly use this information in analyzing historical and expected performance of banks and bank holding companies.

In addition, the regulators have authority to issue cease and desist orders against banks and bank holding companies, which are about to engage, are engaging or have engaged in an unsafe or unsound practice in the conduct of their business. The regulator can order affirmative action to correct any harm resulting from a violation of practice, including, but not limited to, making restitution and providing reimbursement or guarantees against loss in certain cases. Regulators also administer several federal statutes such as the Community Reinvestment Act and the Depository Institution Management Interlocks Act, which apply to national banks. The Bank also is subject to special examination by the FDIC and to certain FDIC regulations.

Regulators have adopted risk-based capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain risk-based and equity capital ratios. The table in Note 13 of the notes to the consolidated financial statements in the 1998 Annual Report shows the capital ratios for the Company, and the regulatory minimum capital ratios at December 31, 1998. The capital ratios of the Company and each Subsidiary Bank exceeded the ratios required to be "well-capitalized" by the FDIC.

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

The earnings of the Subsidiary Banks and, consequently of the Company, are affected significantly by the policies of the Federal Reserve Board, which regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market operations in United States Government securities, changes in the rate paid by banks on bank borrowings, changes in reserve requirements against bank deposits and limitations on interest rates that banks may pay on time and savings deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

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

The Company, as a bank holding company, is required to register as such with the Federal Reserve Board and the Georgia Department of Banking and Finance. It is required to file with both of these agencies quarterly and annual reports and other information regarding its business operation and those of its subsidiaries. It is also subject to examination by these two agencies and will be required to obtain their approval before acquiring directly or indirectly, ownership or control of any voting shares of a bank or bank subsidiary of a bank holding company if, after such acquisition, it would own or control directly or indirectly, more than 5% of the voting stock of such bank or banking subsidiary of a bank holding company. Furthermore, a bank holding company is prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or bank holding company, with limited exceptions. It must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. During 1996, the Federal Reserve Board enacted regulations that are slightly less restrictive of the types of businesses which bank holding companies may own.

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

Although the Company is not presently subject to any direct regulatory restrictions on dividends (other than those of Georgia corporate law), the Company's long-term ability to pay cash dividends will depend on the amount of dividends paid by the Subsidiary Banks, and any other subsequently acquired entities. OCC regulations restrict the amount of dividends, which the Savannah Bank may pay without obtaining prior approval. Based on such regulatory restrictions, the Savannah Bank is limited from paying dividends in a calendar year, which exceeds the current year's net income combined with the retained net profits of the preceding two years. Bryan Bank is limited to paying 50 percent of the prior year net income without getting approval from the GDBF. Banks also have a financial advantage in the form of lower FDIC assessments if they are classified as "well-capitalized" by the FDIC. Dividend payout plans of the Subsidiary Banks will always consider maintaining their "well-capitalized" classification an important objective.

Both Subsidiary Banks are members of the Federal Home Loan Bank ("FHLB") System, which consists of 12 regional FHLB's subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB's maintain central credit facilities primarily for member institutions. The Subsidiary Banks, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1% of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 5% of its advances (borrowings) from the FHLB of Atlanta, or
(iii) $500 thousand. Additionally, during 1996, the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $500 thousand over the required minimum. The Subsidiary Banks are in compliance with this requirement at December 1998.

Each FHLB serves as a reserve or central bank for its member institutions within its assigned regions. It is funded primarily from proceeds derived from the sale of obligations of the FHLB System. The FHLB makes advances (i.e., loans) to members in accordance with policies and procedures established by its Board of Directors. The Subsidiary Banks, are authorized to borrow funds from the FHLB of Atlanta to meet demands for withdrawals of savings deposits, to meet seasonal requirements and for the expansion of its loan portfolio. Advances may be made on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and existing advances. Interest rates charged for advances vary depending upon maturity, the cost of funds to the regional FHLB and the purpose of the borrowing.


COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act of 1977 ("CRA") requires the federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. In May
1995, the federal bank regulatory agencies published final amended regulations promulgated pursuant to the CRA. The final regulations eliminate the 12 assessment factors under the former regulation and replace them with performance tests. Institutions are no longer required to prepare CRA Statements or extensively document director participation, marketing efforts or the ascertainment of community credit needs. Under the final rule, an institution's size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. All institutions have the option of being evaluated under a strategic plan formulated with community input and pre-approved by the applicable bank regulatory agency.

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

Congress and various federal agencies responsible for implementing fair lending laws have been increasingly concerned with discriminatory lending practices. In 1994, those federal agencies announced a Joint Policy Statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the Policy Statement, three methods of proving lending discrimination were identified: (i) overt evidence of discrimination, where a lender blatantly discriminates on a prohibited basis; (ii) evidence of disparate treatment, when a lender treats applicants differently based upon a prohibited factor, even where there is no showing that the treatment was motivated by intention to discriminate; and (iii) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral in appearance and applied equally. Lenders are particularly uncertain about the application of the "disparate impact" criteria by virtue of the vague nature of the Policy Statement. The Policy Statement notes that "the precise contours of the law on disparate impact as it applies to lending discrimination are under development."


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

The FDIC approved a reduction in the rates charged for deposit insurance premiums. The reduction has significantly reduced the amount of premiums assessed on well-capitalized banks. In 1998, the assessment was 3.2 cents per one hundred dollars of total deposits.

In January 1996, Georgia law was amended to allow banks to establish up to three de novo branches anywhere in the State of Georgia. The three-branch limitation was effective from July 1, 1996, through June 30, 1998. Effective July 1, 1998, the number of branch banks that a bank may establish is no longer limited.

Various other legislative proposals are expected in Congress concerning the banking industry. Given the uncertainty of the legislative process, management cannot assess the effect any such legislation would have on the Company's financial condition or results of operations.


COMPETITION

The banking business is highly competitive. The Subsidiary Banks compete with other commercial banks and savings and loan associations in their Primary Service Areas.

Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Subsidiary Banks encounter competition from most of the financial institutions in the Subsidiary Banks' Primary Service Areas. In the conduct of certain areas of its banking business, the Subsidiary Banks also compete with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Subsidiary Banks. Many of these competitors have substantially greater resources and lending limits than the Subsidiary Banks and offer certain services, such as international banking services, that the Subsidiary Banks do not provide currently.

Many of these competitors have more branch offices in the Savannah Bank's Primary Service Area. However, the Company's plan is to expand into the markets which will best serve our targeted customers. Management believes that competitive pricing, local ownership and personalized, relationship-oriented service provide the Subsidiary Banks with a method to compete effectively for prospective customers.

Both Subsidiary Banks offer the full range of deposit services that are typically available from financial institutions, including NOW accounts, demand, savings and other time deposits ranging from money market accounts to longer term certificates of deposit. In addition, retirement accounts such as Individual Retirement Accounts are available. All deposit accounts will be insured by the FDIC up to the maximum amount permitted by law.


                 SELECTED STATISTICAL INFORMATION OF THE COMPANY

The following statistical information is provided for the Company for the years ended December 31, 1998 and 1997. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Report. The Company has no foreign operations and, accordingly, there are no assets or liabilities attributable to foreign operations.


TABLE 1 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - 1998 AND 1997

The following table presents average balances of the Company and the Bank on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during 1998 and 1997.

                                                                                                       (a) Variance
       Average Balance     Average Rate                                    Interest        Vari-      Attributable to
    ---------------------- --------------                              -----------------             ------------------
      1998        1997      1998   1997                                 1998     1997      ance       Rate     Volume
    ----------  ---------- ------- ------                              -------  --------  --------   --------  --------
         (Thousands)            (%)       TAXABLE-EQUIVALENT              (Thousands)                   (Thousands)
                                          INTEREST INCOME AND
                                          FEES(B)

      $   347    $    205    5.76   5.85  Interest-bearing            $    20   $    12   $     8    $    0    $     8
                                          deposits
       45,346      34,050    6.04   6.36  Investments - taxable         2,739     2,164       575       (143)       718
        7,102       6,506    7.17   7.02  Investments - non-taxable       509       457        52         10         42
       18,162      12,590    5.25   5.47  Federal funds sold              954       689       265        (40)       305
      160,262     139,772    9.43   9.64  Loans (c)                    15,120    13,481     1,639       (337)     1,976
    ----------  ----------                                             -------  --------  --------
      231,219     193,123    8.37   8.70  Total int.-earning assets    19,342    16,803     2,539       (776)     3,315
    ----------  ---------- ------- ------                              -------  --------  --------   --------  --------
                                          INTEREST EXPENSE
                                          Deposits
       40,215      32,752    2.76   3.03     NOW accounts               1,110       994       116       (110)       226
       11,850      10,531    3.24   3.41     Savings accounts             384       359        25        (20)        45
       31,946      20,247    4.00   3.88     Money market accounts      1,278       785       493         39        454
       37,603      32,866    5.81   5.72     CD's, $100M or more        2,184     1,879       305         34        271
       60,362      55,082    5.55   5.62     Other time deposits        3,348     3,096       252        (45)       297
    ----------  ----------
                                                                       -------  --------  --------
                                          Total interest-bearing
      181,976     151,478    4.56   4.70     deposits                   8,304     7,113     1,191       (241)     1,432
                                          Federal Home Loan
        3,325       1,026    6.17   6.63     Bank advances                205        68       137        (15)       152
        4,358       3,215    5.21   5.04  Other borrowings                227       162        65          7         58
    ----------  ---------- ------- ------                              -------  --------  --------
                                          Total interest-bearing
     $189,659    $155,719    4.61   4.72     liabilities                8,736     7,343     1,393       (207)     1,600
    ----------  ---------- ------- ------                              -------  --------  --------   --------  --------
                             3.76   3.99  INTEREST RATE SPREAD
                             ====   ====
                                          NET YIELD ON INTEREST-
                                          EARNING ASSETS AND
                             4.59   4.90  NET INTEREST INCOME         $10,606    $9,460    $1,146      $(569)    $1,715
                             ====   ====                               ======     =====     =====       =====     =====

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

TABLE 2 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - 1997 AND 1996
The following table presents average balances of the Company and the Bank on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during 1997 and 1996.

                                                                                                   (a) Variance
     Average Balance     Average Rate                                  Interest         Vari-     Attributable to
    -----------------------------------                            ------------------            -------------------
     1997       1996     1997    1996                               1997      1996      ance      Rate     Volume
    --------  ---------  ------ -------                            --------  --------  --------  --------  --------
       (Thousands)            (%)       TAXABLE-EQUIVALENT             (Thousands)                  (Thousands)
                                        INTEREST INCOME AND
                                        FEES(B)
    $   205    $   172    5.85    5.23  Interest-bearing           $    12    $    9    $    3     $   1     $    2
                                        deposits
     34,050     32,181    6.36    6.30  Investments - taxable        2,164     2,028       136        18        118
      6,506      5,620    7.02    7.01  Investments-non-taxable        457       394        63         1         62
     12,590      9,876    5.47    5.30  Federal funds sold             689       523       166        22        144
    139,772    120,232    9.64    9.65  Loans (c)                   13,481    11,605     1,876       (10)     1,886
    --------  ---------  ------ -------                            --------  --------  --------
    193,123    168,081    8.70    8.66  Total int.-earning assets   16,803    14,559     2,244        75      2,169
    --------  ---------  ------ -------                            --------  --------  --------  --------  ---------
                                        INTEREST EXPENSE
                                        Deposits
     32,752     30,366    3.03    2.99     NOW accounts                994       908        86        15         71
     10,531     10,071    3.41    3.44     Savings accounts            359       346        13        (3)        16
     20,247     16,448    3.88    3.85     Money market accounts       785       634       151         5        146
     32,866     27,341    5.72    5.82     CD's, $100M or more       1,879     1,591       288       (34)       322
     55,082     48,644    5.62    5.79     Other time deposits       3,096     2,816       280       (93)       373
    --------  ---------
                                                                   --------  --------  --------
                                        Total interest-bearing
    151,478    132,870    4.70    4.74     deposits                  7,113     6,295       818       (64)       882
                                        Federal Home Loan
      1,026        343    6.63    6.71     Bank advances                68        23        45        (1)        46
      3,215      1,405    5.04    4.98  Other borrowings               162        70        92         2         90
    --------  ---------  ------ -------                            --------  --------  --------
                                        Total interest-bearing
  $ 155,719 $  134,618    4.72    4.75     liabilities               7,343     6,388       955      (46)      1,001
    --------  ---------  ------ -------                            --------  --------  --------  --------  ---------
                          3.99    3.92  INTEREST RATE SPREAD
                         =====   =====
                                        NET YIELD ON INTEREST-
                                        EARNING ASSETS AND
                          4.90    4.86  NET INTEREST INCOME        $ 9,460   $ 8,171   $ 1,289     $ 121     $1,168
                         =====   =====                               =====     =====     =====       ===      =====


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

TABLE 3 - INVESTMENTS - SECURITIES AVAILABLE FOR SALE
The aggregate amortized cost and fair value of securities available for sale as of December 31, 1998 and 1997 were as follows:
                                                      1998
                                  ----------------------------------------------
                                  Amortized  Unrealized     Unrealized     Fair
                                    Cost       Gains         Losses       Value
                                  --------   ----------   ----------   ---------
Investment securities:
   U. S. Treasury securities      $ 7,066       $  85        $   -       $ 7,151
   U. S. Government agencies       41,508         393            -        41,901
   Mortgage-backed securities       3,380           -           (6)        3,374
   State and municipal              8,520         351            -         8,871
   Other taxable securities         1,390          16            -         1,406
                                  --------   ----------   ----------   ---------
                                  $61,864       $ 845        $  (6)      $62,703
                                  ========   ==========   ==========   =========

                                                      1997
                                  ----------------------------------------------
                                  Amortized  Unrealized     Unrealized     Fair
                                    Cost       Gains         Losses       Value
                                  --------   ----------   ----------   ---------
Investment securities:
   U. S. Treasury securities      $12,141       $  3           $ -      $ 12,144
   U. S. Government agencies       17,849         64             -        17,913
   Mortgage-backed securities       4,163          -           (39)        4,124
   State and municipal              3,377        150             -         3,527
   Other taxable securities         1,087         11             -         1,098
                                  --------   ----------   ----------   ---------
                                   $8,617       $228         $ (39)     $ 38,806
                                  ========   ==========   ==========   =========

The aggregate amortized cost and fair value of securities held to maturity as of
 December 31, 1997 were as follows:
                                                      1997
                                  ----------------------------------------------
                                  Amortized  Unrealized     Unrealized     Fair
                                    Cost       Gains         Losses       Value
                                  --------   ----------   ----------   ---------
Investment securities:
   State and municipal            $ 3,166         $121        $   -       $3,287
   Other taxable securities           180           -             -          180
                                  --------   ----------   ----------   ---------
                                  $ 3,346         $121        $   -       $3,467
                                  ========   ==========   ==========   =========


TABLE 4 - INVESTMENTS - WEIGHTED AVERAGE YIELDS BY MATURITY

The following table sets forth the amortized cost, fair value and tax-equivalent yields by investment type and maturity category at December 31, 1998.
                                                                        Taxable
                                                 Amortized     Fair   Equivalent
                                                   Cost       Value    Yield (a)
                                                ----------  --------  ----------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury, other U.S. Government
  Agencies and mortgage-backed:
     Within one year                               $ 4,627   $ 4,631      5.37%
     One year to five years                         35,737    36,120      5.94
     Five years to ten years                        11,590    11,677      5.94
     Over ten years                                      -         -         -
                                                   -------   -------
          Total                                     51,954    52,428      5.89

Other interest-earning investments:
     Within one year                                   540       543      6.10
     One year to five years                          2,561     2,655      5.00
     Five years to ten years                         3,545     3,780      6.43
     Over ten years                                  1,875     1,892      4.53
                                                   -------   -------
          Total                                      8,521     8,870      5.57
                                                   -------   -------
Total available for sale
interest-earning investments                        60,475    61,298      5.87%

Federal Reserve Bank Stock
and other investments                                1,389     1,405
                                                   -------   -------

   Total available-for-sale securities             $61,864   $62,703
                                                   =======   =======

 (a) The yield is calculated on the amortized cost of the securities.

LOANS

The following tables set forth certain information regarding the Bank's loan portfolio as of December 31, 1998 and 1997.

TABLE 5 - LOANS BY CATEGORY

The composition of the loan portfolio at December 31, 1998 and 1997 is presented in Note 5 to the consolidated financial statements.

                                                 Percent               Percent
                                        1998    of Total        1997   of Total
                                     --------   --------     -------   ---------
       Commercial                    $ 26,179      15.4%     $25,360      16.4%
       Real estate - construction
       and development                 19,861      11.6       16,244      10.5
       Real estate -  mortgage        107,330      62.8       97,081      63.0
       Installment and consumer        17,489      10.2       15,533      10.1
                                     --------   --------    --------   ---------
       Total Loans                   $170,858     100.0%    $154,218     100.0%
                                     ========   ========    ========   =========

TABLE 6 - LOAN REPRICING OPPORTUNITIES

The following table sets forth certain loan maturity information as of December 31, 1998. Loan renewals generally reprice relative to the prime rate in effect at the time of the renewal. Management expects that certain real estate mortgage loans that have maturities of one to three years and longer amortization periods will renew at maturity.
                                                  After
                                     One        one year       Over
                                      year       through       five
Loan Category                       or less   five years      years       Total
--------------                     --------   ----------    -------     --------
Real estate - construction
and development                    $18,030       $ 1,831      $  -      $ 19,861
Commercial                          16,668         9,300        211       26,179
                                  --------      --------    -------     --------
           Total                  $ 34,698      $ 11,131      $ 211     $ 46,040
                                  ========      ========    =======     ========

Loans with floating and
adjustable rates                  $ 12,690       $ 7,609      $ 147     $ 20,446
Loans with fixed rates              22,008         3,522         64       25,594
                                  --------      --------    -------     --------
           Total                  $ 34,698      $ 11,131      $ 211     $ 46,040
                                  ========      ========    =======     ========

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

At December 31, 1998, nonperforming loans were $233 and $497, respectively. Management also maintains a "watch list" of special mention and classified loans that may not be past due, nonaccrual or restructured which included $347 of loans in addition to the nonaccrual and 90 days overdue balances. Interest income of $7 was recognized from nonaccrual loans in 1997 and none in 1998 or 1996. At December 31, 1996 the Subsidiary Banks had $210 nonaccrual loans and had $23 in loans past due over 90 days.

Except for consumer loans, the Company's policy is to place a loan on nonaccrual status when, in management's judgment, the collection of principal and interest appears doubtful. Interest receivable accrued in prior years and subsequently determined to have doubtful collectibility will be charged to the allowance for possible loan losses. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

LOAN CONCENTRATIONS

Most of the Subsidiary Banks' business activity is with customers located within the Chatham and Bryan County area. As of December 31, 1998, the Bank had a concentration of credit risk aggregating $130.2 million on loans secured by real estate. The Bank has no exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

TABLE 7 - PROVISION FOR POSSIBLE LOAN LOSSES

Changes in the allowance for loan losses in 1998 and 1997 are summarized as follows:

                                                       1998       1997
                                                      ------     ------
      Balance at the beginning of the year            $2,063     $1,695
      Charge-offs - Commercial                          (145)       (96)
      Charge-offs - Consumer                             (84)       (98)
      Charge-offs - Real estate                          (29)         -
                                                      ------     ------
      Charge-offs - Total                               (258)      (194)
                                                      ------     ------
      Recoveries - Commercial                              4         37
      Recoveries - Consumer                               79         45
                                                      ------     ------
      Total recoveries                                    83         82
                                                      ------     ------
      Net charge-offs                                   (175)      (112)
                                                      ------     ------
      Provision for loan losses                          435        480
                                                      ------     ------
      Balance at the end of the year                  $2,323     $2,063
                                                      ======     ======

      Ratio of net charge-offs to average loans         .11%       .08%
                                                      ======     ======

TABLE 8 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES BY LOAN TYPE

The allowance for loan losses is allocated by loan category based on management's assessment of risk within the various categories of loans. The Company's allocation of the allowance for loan losses according to the amount deemed to be reasonably necessary to absorb potential losses within each loan category is presented in the following tables:

                                                 % of                      % of
                                       1998      Total          1997       Total
                                      ------     -----         ------      -----
     Commercial                       $ 450       .26          $ 376        .24
     Real estate-
       construction and development     520       .30            443        .29
     Real estate -  mortgage            866       .51            783        .51
     Installment and consumer           324       .19            317        .21
     Unallocated                        163       .10            144        .09
                                      ------    -----         -------      -----
     Total allowance for loan losses $2,323      1.36         $2,063       1.34
                                      ======    =====         =======      =====

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

Although historically, there have been minimal losses in loans secured by real estate, management has allocated additional reserves to these categories based upon the large concentration of real estate loans, larger individual loan amounts, a very competitive market for loan growth and rapidly rising property valuations during 1997 and 1998 in certain locations in our market area which may not be sustainable.

DEPOSITS

TABLE 9 - DEPOSIT AVERAGE BALANCES AND RATES PAID

The following table summarizes average balances of deposits of the Company and the Bank on a consolidated basis and the average rates paid on such deposits during 1998 and 1997.
                                          1998                     1997
                                 ------------------        -------------------
                                  Amount       Rate          Amount       Rate
                                 -------      -----        --------      -----
Non-interest bearing demand     $ 30,137      0.00%        $ 26,550      0.00%
Interest bearing savings          40,215      2.76           32,752      3.03
Savings deposits                  11,850      3.24           10,531      3.41
Money Market deposits             31,946      4.00           20,247      3.88
Time Deposits                     97,965      5.65           87,948      5.66
                                --------                   --------
       Total                    $212,113                   $178,028
                                --------                   --------


TABLE 10 - TIME DEPOSIT MATURITIES

The following table indicates the amount of the Bank's time certificates of deposit of $100,000 or more at December 31, 1998 by time remaining until maturity.

           Maturity Period                               Amount
          ---------------                               -------
        Three months or less                            $12,915
        Over three through six months                    11,208
        Over six through twelve months                   12,739
        Over twelve months                                4,861
                                                        -------
        Total                                           $41,723
                                                        =======

SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 1998 and 1997 consist of securities sold under agreement to repurchase and federal funds purchased. The maximum amount outstanding at the end of any month was $5,121 and $5,493 during 1998 and 1997, respectively.

As of December 31, 1998 and 1997, Savannah Bank and Bryan Bank had short-term borrowings totaling $3,211 and $3,380, respectively. The average interest rates were 5.21% and 5.04% for the years ended 1998 and 1997, respectively.

TABLE 11 - RETURN ON ASSETS AND EQUITY

The following table shows return on assets (net income divided by average total assets), return on equity (net income divided by average shareholders' equity) and shareholders' equity to assets ratio (shareholders' equity divided by total assets) for the years ended December 31, 1998, 1997 and 1996. Dividends paid, adjusted for stock splits and stock dividends, were $.34 in 1998, $.14 in 1997, and $.08 in 1996.

    Ratio                              1998            1997           1996
    -----                              ----            ----           ----
    Return on average assets           1.07%           1.42%          1.41%
    Return on average equity          11.20           13.84          13.29
    Average equity to average assets   9.57           10.26          10.58
    Dividend payout ratio             48.78           22.91          19.22

    Excluding Nonrecurring Items
    ----------------------------
    Return on average assets           1.30%           1.42%          1.41%
    Return on average equity          13.57           13.84          13.29
    Dividend payout ratio             40.27           22.91          19.22

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

The Company has leased approximately 4,710 square feet on the main floor of the building under a five-year lease with two optional five-year extensions in June 1999 and 2004. In November 1998, an additional 1,475 square feet of space was rented on the sixth floor. This lease is through June 2004 with one five year renewal option. The rental costs increase by 3% of the gross rental amount each year during the initial five-year term and thereafter in accordance with the Consumer Price Index. The Company is also responsible for its pro rata share of increases in the cost of ad valorem taxes, insurance, utilities and janitorial services.

The Company also leases approximately 6,700 square feet on the first floor of a two-story building located at 400 Mall Boulevard, Savannah, Georgia. This space is being used for the Bank's first branch location, the Mortgage Loan Department and expansion space. The building is located near the corner of Mall Boulevard and Hodgson Memorial Drive, a location that is convenient to a significant concentration of commercial, service, and retail entities. The lease rate increases with the Consumer Price Index. The initial lease term was for five years and ended March 31, 1997. The Bank has committed to exercise the next five-year lease option. There are four five-year renewal options included in the terms. The Company is also responsible for its pro-rata share of increases in the cost of ad valorem taxes, insurance and maintenance of common areas. The bank renovated the existing space, constructed a vault, drive-in teller area and six drive-in teller lanes adjacent to the building.

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

In November 1997, the Bank entered into a ten-year lease beginning June 1, 1998 with four five-year renewal options in the Medical Arts Shopping Center at 4809 Waters Road. The property consists of 3,055 square feet of banking office space and a separate drive-through behind the shopping center. The space is presently occupied by a regional bank and will require minimal leasehold improvements prior to beginning operations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 15, 1998 at a Special Meeting, the shareholders of the Company approved the merger with Bryan Bancorp of Georgia, Inc. at an exchange ratio of
1.85 shares of the Company for each share of Bryan. The shareholders also elected five new directors to the Board of Directors of the Company from the Board of Bryan.

Management held proxies representing 1,549,271 shares or 89.0 percent of the 1,736,798 shares outstanding and entitled to vote at the meeting. At the Special Meeting of Shareholders, 1,215,413 or 69.8 percent of the shares voted "FOR" the merger, 2,100 shares abstained and 331,758 proxies were not voted. For the second item on the ballot, all five directors, Messrs. Burnsed, Gill, Roberts, Royal and Thompson, each received 1,547,621 shares "FOR" their election and each had 1,650 shares withheld.

All of the existing directors continuing in office are as follows:
J. Wiley Ellis, Chairman of the Board, Archie H. Davis, President & CEO, Russell W. Carpenter, Robert H. Demere, Jr.,Julius Edel, Robert W. Groves III, Jack M. Jones, Aaron M. Levy, J. Curtis Lewis III, M. Lane Morrison, Jack W. Shearouse, Penelope S. Wirth



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to sections entitled "Market For Registrant's Common Equity and Related Stockholder Matters" in the Registrant's MD&A on page 27 of this filing.


ITEM 6. - SELECTED FINANCIAL DATA

Incorporated herein by reference to sections "Table 1 - Selected Financial Condition Highlights - Five Year Comparison," "Table 2 - Selected Operating Highlights" and "Table 5 - Selected Quarterly Data" in the Registrant's Management and Analysis of Financial Condition and Results of Operations on pages 20 through 27 of this filing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTs OF OPERATIONS ($ in thousands, except share data)

For a comprehensive presentation of the Company's financial condition and results of operations, the following selected financial data and analysis should be reviewed along with the consolidated financial statements and the accompanying notes included in ITEM 8. in this Form 10-K Annual Report.
All dollar amounts, except per share amounts, are in thousands.

TABLE 1 - SELECTED FINANCIAL CONDITION HIGHLIGHTS - FIVE-YEAR COMPARISON

                                  1998      1997      1996      1995      1994
                               --------  --------  --------  --------  --------
SELECTED AVERAGE BALANCES

Total assets                   $245,014  $205,032  $179,806  $151,577  $126,804
Loans - net of unearned income  160,262   139,772   120,232   104,180    85,383
Securities                       52,448    40,556    37,801    29,328    24,283
Other interest-earning assets    18,509    12,795    10,048     8,272     9,474
Total interest-earning assets   231,219   193,123   168,081   141,780   119,140
Interest-bearing deposits       181,976   151,478   132,870   111,547    89,565
Short-term borrowed funds         7,683     4,241     1,748     2,417       912
Total interest-bearing
  liabilities                   189,659   155,719   134,618   113,964    90,477
Noninterest-bearing deposits     30,137    26,550    24,416    19,761    19,562
Total deposits                  212,113   178,028   157,286   131,308   109,127
 Loan to deposit ratio - average    76%       79%        76%      79%       78%
 Shareholders' equity            23,445    21,040    19,020    17,448    15,688

CREDIT QUALITY DATA
Nonperforming assets           $    233  $    497  $     82  $     39  $      2
Nonperforming loans                 233       497        82        39         2
Net loan losses (recoveries)        175       111        79        20       (26)
Allowance for loan losses         2,323     2,063     1,695     1,489     1,252
Nonperforming assets to
  total loans                      0.14%     0.32%     0.06%     0.03%     0.00%
Net loan losses (recoveries)
  to average loans                 0.11%     0.08%     0.07%     0.02%   (0.03%)
Allowance for loan losses to
  total loans                      1.36%     1.34%     1.29%     1.32%     1.33%
Allowance for loan losses / net
  loan losses                        13        19        21        74        NM

SELECTED FINANCIAL DATA AT PERIOD-END

Total assets                   $266,380  $229,172  $197,665  $166,885  $137,052
Interest-earning assets         242,669   209,920   177,618   156,089   128,476
Loans - net of unearned income  170,858   154,218   130,909   112,706    94,137
Deposits                        232,372   200,444   174,005   143,044   118,877
Loan to deposit ratio                74%       77%       75%       79%       79%
Interest-bearing liabilities    200,680   171,833   144,851   123,149    96,381
Shareholders' equity             24,475    22,397    20,056    18,537    16,342
Shareholders' equity to
  total assets                     9.19%     9.77%    10.15%    11.11%    11.92%
Risk-based capital ratios:
  Tier I capital to risk-
     based assets                 13.12%    14.20%    15.72%    16.04%    18.16%
  Total capital to risk-
     based assets                 14.36%    15.44%    16.90%    17.24%    19.50%
Per share:
   Book value                  $   9.12  $   8.48  $   7.61  $   6.98  $   6.04
   Common stock closing
     price (Nasdaq)            $  26.00  $  23.38  $  16.33  $  13.33  $   6.67
Common shares outstanding(000s)   2,683     2,640     2,635     2,657     2,706

TABLE 2 - SELECTED OPERATING HIGHLIGHTS - FIVE-YEAR COMPARISON

SUMMARY OF OPERATIONS                 1998     1997     1996     1995     1994
                                    -------  -------  -------  -------  -------
(thousands, except per share data)

Interest income-taxable equivalent  $19,342  $16,803  $14,559  $12,802  $ 9,396
Interest expense                      8,736    7,343    6,388    5,551    3,392
                                    -------  -------  -------  -------  -------
Net interest income - taxable
  equivalent                         10,606    9,460    8,171    7,251    6,004
Taxable equivalent adjustment          (147)    (136)    (115)     (86)     (55)
                                    -------  -------  -------  -------  -------
Net interest income                  10,459    9,324    8,056    7,165    5,949
Provision for loan losses               435      480      285      257      145
                                    -------  -------  -------  -------  -------
Net interest income after
  provision for loan losses          10,024    8,844    7,771    6,908    5,804
                                    -------  -------  -------  -------  -------
Other operating revenue
  Service charges on deposit accounts   774      749      741      615      535
  Mortgage origination fees             933      479      211      176      110
  Other income (a)                      594      441      250      189      107
  Gains (losses) on sale of securities    3        4        -      (90)    (160)
                                    -------  -------  -------  -------  -------
Total other income                    2,304    1,673    1,202      890      592
                                    -------  -------  -------  -------  -------
Personnel expense                     4,214    3,405    2,722    2,285    1,899
Occupancy and equipment expense       1,010      846      717      588      529
Nonrecurring merger expenses (b)        619        -        -        -        -
Other expense                         2,223    1,843    1,692    1,649    1,486
                                    -------  -------  -------  -------  -------
Total other expense                   8,066    6,094    5,131    4,522    3,914
                                    -------  -------  -------  -------  -------
Income before income taxes            4,262    4,423    3,842    3,276    2,482
Provision for income taxes            1,636    1,512    1,314    1,155      849
                                    -------  -------  -------  -------  -------
Net income                          $ 2,626  $ 2,911  $ 2,528  $ 2,121  $ 1,633
                                    =======  =======  =======  =======  ========

NET INCOME PER SHARE:
   Basic                              $ .99    $1.10    $ .96    $ .80    $ .64
   Diluted                            $ .95    $1.06    $ .93    $ .78    $ .64
Cash dividends paid per share (d)     $ .34    $ .14    $ .08    $ .07    $ .03
Average basic shares outstanding      2,661    2,640    2,641    2,667    2,552
Average diluted shares outstanding    2,760    2,757    2,716    2,718    2,565

PERFORMANCE RATIOS (AVERAGES)
Net yield on interest-earning assets   4.59%    4.90%    4.86%    5.11%    5.04%
Return on assets                       1.07%    1.42%    1.41%    1.40%    1.29%
Return on equity                      11.20%   13.84%   13.29%   12.16%   10.41%
Overhead ratio                        63.21%   55.44%   55.42%   55.52%   58.41%

OPERATING PERFORMANCE RATIOS (AVERAGES)
EXCLUDING NONRECURRING ITEMS (c)
Operating net income                $ 3,181  $ 2,911  $ 2,528  $ 2,121  $ 1,633
Operating net income per
   diluted share                    $  1.15  $  1.06  $  0.93  $  0.78  $  0.64
Return on assets                       1.30%    1.42%    1.41%    1.40%    1.29%
Return on equity                      13.57%   13.84%   13.29%   12.16%   10.41%
Overhead ratio                        58.62%   55.44%   55.42%   55.52%   58.41%

  (a) 1998 includes $57 first quarter Bryan gain on the sale of land purchased for a new Bryan office in Savannah.
  (b) 1998 includes $75 non-recurring data processing buyout expense incurred in the fourth quarter.
  (c) Excludes the effects of after-tax merger expenses of $544 and after-tax non-recurring items described in (a) and (b) of $11 in net charges.
  (d) Cash dividends per common share are those of The Savannah Bancorp, Inc. (historical)

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

During 1998, loans increased $16.6 million, or 11%, and deposits increased $31.9 million, or 16% resulting in an decrease in the loan to deposit ratio from 77% at the beginning of the year to 74% at year-end. During 1999, management plans to emphasize both loan and deposit growth and to target a loan to deposit ratio in the 80% to 85% range. Core deposit growth will be accomplished through marketing strategies, competitive interest rates and through the opportunities at our new Medical Arts Office which opened in September 1998. Both subsidiary banks are members and shareholders of the Federal Home Loan Bank of Atlanta. As a member of the FHLB, the Bank has access to short-term and long-term borrowings at favorable rates. These borrowings can be used for liquidity, asset-liability management and matched loan funding purposes. The Subsidiary Banks also have $15 million of federal funds borrowing lines available from correspondent banks.

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

The Company's cash flow maturity and repricing gap at December 31, 1998, was $23.5 million within one year, or 10 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $14, or 6 percent of total interest-earning assets. The maturity and repricing gap between one and five years will adjust significantly each year through normal loan and deposit activity. Based on the presently expected principal cash flows and interest rates and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances.

The short-term asset sensitivity position of the Company indicates that net interest income will be impacted negatively when the prime rate and deposit rates decline. Soon after the rate declines stop, net interest income will be impacted positively due to the continued time deposit repricing at lower rates. The opposite is true in the event of rising rates.

The gap position after one year is of less concern because management has time to respond to changing financial conditions with actions that reduce the impact of the longer-term gap positions. However, fixed rate assets with maturities over five years may include significant rate risk in the event of significant market rate increases where the Subsidiary Banks have no opportunity to reprice the earning asset.

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At December 31, 1998, the Company had unfunded commitments to extend credit of $42,613 and outstanding stand-by letters of credit of $1,129. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

TABLE 3 - LONG-TERM MATURITY GAP AND REPRICING DATA

The following is the long-term maturity and repricing data for the Company as of December 31, 1998.


  (thousands)                                                                                 2004 &               Fair
INTEREST-BEARING ASSETS:           1999      2000      2001      2002      2003    Beyond    Total      Value
-----------------------         --------  --------  --------  --------  -------- --------  --------   -------
Investment securities           $ 22,301  $ 12,738  $  5,350  $  2,941  $  9,822 $  8,712  $ 61,864   $62,703
                                    5.96%     6.16%     5.51%     5.17%     5.67%    5.91%    5.87%
Federal funds sold                10,178       -         -         -         -        -      10,178    10,178
                                    4.75%      -         -         -         -        -        4.75%
Loans - fixed rates               40,730    15,616    24,511     5,636     8,992    3,959    99,444   100,155
                                    8.79%     9.17%     8.90%     8.89%     8.35%    8.51%     8.83%
Loans - variable rates            47,754     7,649     6,459     4,539     3,642    1,140    71,183    71,183
                                    8.67%     8.37%     8.19%     8.06%     7.91%    7.94%     8.50%
                                --------  --------  --------  --------  -------- --------  --------   -------
Total earning assets             120,963    36,003    36,320    13,116    22,456   13,811   242,669   244,219
                                    7.91%     7.94%     8.28%     7.77%     7.10%    6.97%     7.82%
                                --------  --------  --------  --------  -------- --------  --------   -------

INTEREST BEARING DEPOSITS:
--------------------------
NOW and savings (a)                5,590     5,590     5,590     5,590     5,589   27,952    55,901    55,901
                                    2.57%     2.57%     2.57%     2.57%     2.57%    2.57%     2.57%
Money market accounts (a)          3,467     3,467     3,467     3,467     3,467   17,328    34,663    34,663
                                    3.99%     3.99%     3.99%     3.99%     3.99%    3.99%     3.99%
Time, $100M and over               36,862     3,033       334       718       776      -      41,723    42,060
                                    5.34%     6.08%     5.83%     6.15%     5.84%     -       5.42%
Other Time                        47,069     7,637     1,910     1,452     2,664      -      60,732    61,223
                                    5.20%     5.95%     5.65%     5.93%     5.94%     -       5.36%
                                --------  --------  --------  --------  -------- --------  --------   -------

Total interest-bearing deposits   92,988    19,727    11,301    11,227    12,496   45,280   193,019   193,847
                                    5.05%     4.66%     3.62%     3.67%     3.88%    3.11%     4.32%
Other borrowings                   3,211       -         -         -         -        -       3,211     3,211
                                    4.50%      -         -         -         -        -        4.50%
Federal Home Loan Bank Advances    1,265       265       265       265       265    2,125     4,450     4,444
                                    6.31%     6.09%     6.09%     6.09%     6.09%    5.77%     6.00%
                                --------  --------  --------  --------  -------- --------  --------   -------
Total interest bearing
  liabilities                     97,464    19,992    11,566    11,492    12,761   47,405   200,680  $201,502
                                    5.05%     4.68%     3.68%     3.73%     3.93%    3.23%     4.36%
                                --------  --------  --------  --------  -------- --------  --------   -------
GAP-EXCESS ASSETS (LIABILITIES)   23,499    16,011    24,754     1,624     9,695  (33,594)   41,989
                                --------  --------  --------  --------  -------- --------  --------
GAP-CUMULATIVE-12/31/98         $ 23,499  $ 39,510  $ 64,264  $ 65,888  $ 75,583 $ 41,989  $ 41,989
                                --------  --------  --------  --------  -------- --------  --------

(a) Estimated cash flow runoff of 10% per year has been assumed.

The Company's cash flow gap is $23,499 within one year, or ten percent of total interest-earning assets. Fixed rate earning assets with maturities over five years total $12,671 or five percent of total interest-earning assets. The cash flow gaps between one and five years will adjust significantly each year through normal loan and deposit activity. Based on the principal cash flows and interest rates presented above, and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances of 5 percent of the net interest income.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The financial condition of the Company can be assessed by examining the changes and relationships in the sources and uses of funds as shown in the consolidated statements of cash flows. Good loan and core deposit growth resulted in an increase of $1,135, or 12 percent, in net interest income. The Company increased its investment in callable U.S. Government agency securities in 1998. In general, investments have expected maturities of less than five years. Tax-exempt bank qualified municipals total $8.9 million, or approximately 14 percent of the investment portfolio, and have weighted average maturities of approximately 5.7 years. At December 31, 1998, approximately 19.7 percent of equity capital, or $4,827, was invested in bank premises and equipment.

The Savannah Bank, N.A. has classified all investment securities as available for sale since January 1, 1994. Bryan Bank & Trust classified their municipal bonds as held to maturity until their merger with the Company in December, 1998. In 1998, a decrease in U.S. Treasury market rates of approximately 100 to 125 basis points caused net unrealized gains on available for sale securities to increase to $516 from $118 at December 31, 1997. These amounts are included in shareholders' equity at December 31, 1998 in other accumulated comprehensive income.

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

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of December 31, 1998, the Company and the Bank exceed the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $24,475, or 9.2% of total assets. Management expects that the Company's and the Bank's capital ratios will continue to remain above the well-capitalized capital ratio level, even in the event of future substantial increases in market rates. The high capital ratio and expected future earnings will allow the bank to continue its aggressive growth objectives without having to raise additional capital in the near future.

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

For 1998, the Company had operating net income of $3,181, up 9 percent from $2,911 in 1997. This represented annualized returns of 13.57 percent on average equity and 1.30 percent on average assets for 1998. Operating earnings were $1.15 per diluted share in 1998 compared to $1.06 in 1997, an increase of 8 percent.

Operating earnings exclude $555 in special after-tax, nonrecurring merger items taken during 1998 as Bryan Bancorp of Georgia was merged into The Savannah Bancorp on December 15, 1998. Special charges include legal, accounting, advisory and data processing contract buyout costs totaling $619,000 associated with the merger. A first quarter gain on sale of land of $57 has also been excluded as a non-recurring item. Including the nonrecurring items, net income per diluted share was 95 cents for the year with net income totaling $2,626. The merger with Bryan Bancorp of Georgia has been accounted for under the pooling-of-interests accounting method. The financial results for all periods presented have been restated to show the results of the two companies as if they had been one. Operating net interest income growth was moderated by a lower net yield on interest-earning assets (net interest margin) caused by falling rates and very competitive loan pricing. Overhead expenses were higher due to two full-service offices opening in October 1997 and September 1998 and the addition of five new officers. Year 2000 expenses consisting of consulting, education and implementation costs were also incurred. The Company's facilities and people are now well-positioned to add significant asset growth with a much lower overhead growth.

Net interest income was $10,459 in 1998 compared to $9,324 in 1996, an increase of $1,135, or 12%. Average interest-earning assets were up $38.1 million, or 20% in 1998 over 1997. The prime rate decreased 75 basis points to 7.75% during September through November 1997 and time deposit rates decreased between 50 and 100 basis points during 1998. The net yield on interest earning assets decreased to 4.59% in 1998 from 4.90% in 1997.

The provision for loan losses was $435 in 1998 compared to $480 in 1997. Net loan charge-offs totaled $175 in 1998 and $111 in 1997. There was $233 in non-performing assets at December 31, 1998 and $497 at December 31, 1997. The allowance for possible loan losses was 1.36% of loans at December 31, 1998 and 1.34% at December 31, 1997.

Other income was $2,304 in 1998 compared to $1,673 in 1997. Other income included mortgage origination fees of $933 in 1998 and $479 in 1997. Lower mortgage rates during 1998 stimulated the growth in mortgage origination fee income during 1998. A trust department was started in December, 1996 and trust fee income was $60 in 1998 and $30 in 1997. Other income in 1998 also included the $57 gain from the sale of land by Bryan.

Other expenses were $8,066 in 1998 compared to $6,094 in 1997, an increase of $1,972. The increase included $619 of expenses related to the merger with Bryan Bancorp of Georgia, Inc. Salary and employee benefit expense increased to $4,214 in 1998 from $3,405 in 1997 due to new positions being added in late 1997 and 1998 for two branches, a credit administration officer, a technology position and an expanded mortgage staff. Other operating expenses increased $2,223 or 21% for increases in data processing related to check imaging, Year 2000 and upgrading our communications network. Other increases such as postage, supplies and other related to the increasing volume of loan and deposit accounts and the costs necessary to acquire and service them. Occupancy expense and equipment increased primarily because of the Islands Towne Center Office that opened in October 1997 and the Medical Arts lease which was assumed in July 1998.

The provision for income taxes was $1,636 in 1998 and $1,512 in 1997. The effective federal and state tax rates were 38.4% and 34.2% in 1998 and 1997, respectively. The increase in the effective rate was primarily due to certain non-deductible merger expenses. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

RESULTS OF OPERATIONS

1997 COMPARED WITH 1996

For 1997, the Company had a net income of $2,911 compared to 1996 net income of $2,528 an increase of 15%. Diluted earnings per share were $1.06 in 1997 and $0.93 in 1996, an increase of 14%. Basic earnings per share were $1.10 in 1997 and $0.96 in 1996. Per share earnings have been restated for a three-for-two stock split paid on February 24, 1997. The following discussion and analysis summarizes the more significant factors affecting operating results in 1997 compared with 1996.

Net interest income was $9,324 in 1997 compared to $8,056 in 1996, an increase of $1,268 or 16%. Average interest-earning assets were up $25.0 million, or 15% in 1997 over 1996. The prime rate increased 25 basis points to 8.50% and time deposit rates increased between 10 and 25 basis points during 1997. The net yield on interest earning assets increased to 4.90% in 1997 from 4.86% in 1996. This ratio increased slightly with the increasing prime rate.

The provision for loan losses was $480 in 1997 compared to $280 in 1996. Net loan charge-offs totaled $111 in 1997 and $79 in 1996. There was $497 in non-performing assets at December 31, 1997 and $82 at December 31, 1996. The increase in the provision for loan losses primarily resulted from the $19.5 million in loan growth plus an increase in the allowance for loan losses to 1.34% from 1.29% at December 31, 1997 and 1996, respectively.

Other income was $1,673 in 1997 compared to $1,202 in 1996. Other income also included mortgage origination fees of $479 in 1997 and $211 in 1996. Slightly lower mortgage rates during 1997 and an expanded mortgage staff contributed to the growth in mortgage origination fee income during 1997. Other income also included service charges on deposit accounts of $749 and $741 in 1997 and 1996, respectively.

Other expenses were $6,094 in 1997 compared to $5,131 in 1996, an increase of $963. Salary and employee benefit expense increased to $3,405 in 1997 from $2,722 in 1996, an increase of $683. The trust department was started in December, 1996, two lending officers were added in the third quarter, 1997 and a credit administration officer and a new branch were added in October, 1997. Other operating expenses increased $151 or 9% as increases in data processing, postage and supplies related to the increasing volume of loan and deposit accounts and the costs necessary to acquire and service them.

The provision for income taxes was $1,512 in 1997 and $1,314 in 1996. The effective federal and state tax rates were 34.2% in 1997 and 1996. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

YEAR 2000 READINESS DISCLOSURE (made under the Year 2000 Information and Readiness Act)

The subsidiaries of The Savannah Bancorp, Inc., The Savannah Bank, N.A. ("Savannah Bank") and Bryan Bank & Trust ("Bryan Bank"), have conducted reviews of their business systems, including their computer systems, to identify ways in which their systems could be affected by problems in correctly processing date information. Both banks engaged formed Year 2000 readiness teams and engaged Year 2000 consultants and developed a plan to ensure a smooth transition of the systems, products and vendors that they rely on into the twenty-first century. Additionally, Savannah Bank and Bryan Bank are working with their loan customers to monitor potential credit exposure that might result from a lack of their systems' readiness for the Year 2000.

Savannah Bank's and Bryan Bank's primary software systems are licensed from an outside vendor, M & I Data Systems, Inc. ("M&I") in Milwaukee, Wisconsin. The core customer information system ("CIS"), loan, deposit, general ledger, automated teller machine ("ATM") and card-based systems are all maintained and processed by M&I, the largest bank-owned data processor of banks in the United States. Savannah Bank and Bryan Bank have received commitments from other vendors to provide the required systems modifications to ensure compliance. Management believes those commitments will be met in advance of July 1, 1999.

In 1996, M&I senior management formed a Year 2000 project team. Plans were developed and resources dedicated to assess risks and to inventory, renovate, implement and test Year 2000 solutions for all computer hardware and software. The plans included reviewing equipment such as security systems, building systems, ATM's, telecommunications, etc. Potential risks from non-compliant utilities, governmental bodies and other industries were also being assessed. The risk assessment and renovation phases for all mission critical systems were completed. M&I Data Services received ITAA 2000 Certification (Information Technology Association of America). Year 2000 ready, core-banking applications were installed on October 4, 1998. Most mission critical systems are Year 2000 ready.

Testing for the Company includes, but is not limited to, current system dates before, during and after the start of year 2000 including Leap Year. A variety of testing is performed both before and after the implementation of solutions. Internal and external interfaces are being tested to the extent M&I can control the process. Contingency plans and business resumption plans are in place. Customer balance and other information are backed up on paper, tape, film and fiche. Copies are kept at multiple locations. Specific contingency plans relating to Year 2000 issues have been or are being developed.

M&I systems are deemed "Year 2000 Compliant" when they are able to process, calculate and recognize dates after the start of year 2000, as defined in the processes and guidelines established by the Federal Financial Institutions Examination Council (FFIEC). If an M&I product or service is not Year 2000 compliant, our exclusive remedy is to have M&I make the product or service compliant.

Indirect concerns related to Year 2000 include some possible unusual customer behavior as it relates to their banking, motivated by adverse media coverage of the Y2K issue. The desire by customers for higher than customary amounts of cash and the desire to manage their deposit balances in certain financial institutions could cause the need for additional liquidity in the banking system and in Savannah Bank and Bryan Bank. Customer communications through print, media and officer calls as well as additional back-up liquidity sources through the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank discount window are planned to provide adequate liquidity for Savannah Bank and Bryan Bank.

Management of The Savannah Bancorp, Inc. believes M&I, Savannah Bank and Bryan Bank will be successful in the achievement of their Year 2000 readiness plans and does not believe that the execution of the plan will have a material adverse effect on future operating results. The total cost for The Savannah Bancorp, Inc. for Year 2000 compliance is estimated to be between $200,000 and $300,000. However, this includes $150,000 to $200,000 in normal upgrades and salaries of existing personnel. The incremental Year 2000 expense is estimated to be between $60,000 and $100,000, for 1998 and 1999 combined, for Savannah Bank and Bryan Bank.

TABLE 4 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock was sold in an initial public offering on April 10, 1990. It is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol SAVB. The quarterly high, low and closing stock trading prices for 1998 and 1997 are listed below. On December 15, 1998 approximately 937,000 additional shares were issued to shareholders of Bryan Bancorp of Georgia, Inc. in exchange for all of the outstanding stock in Bryan Bancorp of Georgia, Inc. There were approximately 650 holders of record of Company Common Stock and, according to information available to the Company, approximately 650 additional shareholders through brokerage accounts at February 26, 1999.

                                      Market Price per Common Share
                         -----------------------------------------------------
                         Fourth          Third          Second         First
    1998                 Quarter         Quarter        Quarter        Quarter
    ----                 -------         -------        -------        -------
    High                  $26.00          $27.00         $28.25         $31.00
    Low                    21.00           21.50          25.50          23.38
    Close                  26.00           21.50          26.00          27.50

    1997
    ----
    High                  $24.00          $23.25         $23.00         $19.25
    Low                    21.00           20.00          19.00          15.00
    Close                  23.38           21.00          21.50          19.25


TABLE 5 - SELECTED QUARTERLY DATA

The following is a summary of unaudited quarterly results for 1998 and 1997 that has been restated for the merger with Bryan Bancorp of Georgia on December 15, 1998, using the pooling of interests accounting method.


                                                   1998                              1997
                                   ----------------------------------  --------------------------------
CONDENSED INCOME STATEMENTS         Fourth    Third   Second   First    Fourth   Third   Second   First
-------------------------------------------------------------------------------------------------------
Net interest income                $2,738    $2,681   $2,584  $2,456    $2,487  $2,386   $2,313  $2,138
Provision for loan losses             160        85       90     100       175     100      110      95
-------------------------------------------------------------------------------------------------------
Net interest income after
   provision for loan losses        2,578     2,596    2,494   2,356     2,312   2,286    2,203   2,043
Non-interest income                   624       582      533     562       432     456      403     378
Securities transactions                 1         1        1       -         5       -        -      (1)
Non-interest expense                2,062     1,879    1,749   1,757     1,639   1,521    1,470   1,464
Merger expenses                       619         -        -       -         -       -        -       -
-------------------------------------------------------------------------------------------------------
Income before income taxes            522     1,300    1,279   1,161     1,110   1,221    1,136     956
Applicable income taxes               352       450      448     386       379     415      400     318
-------------------------------------------------------------------------------------------------------
Net income                         $  170    $  850   $  831  $  775    $  731  $  806   $  736  $  638
=======================================================================================================
                                      (a)                        (b)
NET INCOME PER SHARE:
    Basic                          $ 0.06    $ 0.32   $ 0.31  $ 0.29    $ 0.28  $ 0.31   $ 0.28  $ 0.24
=======================================================================================================
    Diluted                        $ 0.06    $ 0.31   $ 0.30  $ 0.28    $ 0.26  $ 0.29   $ 0.27  $ 0.23
=======================================================================================================
(a) - includes after-tax merger expenses of $591 or $0.21 per share.
(b) - includes $57 pretax gain related to merger of sale of land by Bryan for future office in Savannah.

 AVERAGE SHARES OUTSTANDING:
    Basic                           2,677     2,665    2,648   2,647     2,644   2,637    2,640   2,637
=======================================================================================================
    Diluted                         2,764     2,769    2,775   2,774     2,769   2,754    2,755   2,748
=======================================================================================================

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated herein by reference to the sections entitled "Liquidity and Interest Rate Sensitivity Management" and "Table 3 - Long-term Maturity Gap and Repricing Data" in the Registrant's Managements Discusssion and Analysis of Financial Condition and Results of Operations on pages 22 and 23 of this filing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)      1.  Financial Statements
The financial statements, together with the applicable report of independent accountants, are included on pages 31-47 in this 1998 Annual Report on Form 10-K as show in the following index.
                                                                          Page
                                                                         Number
   (i)   Consolidated Financial Highlights for 1998 and 1997               29
  (ii)   Management's Responsibility for Financial Reporting               30
 (iii)   Report of Independent Certified Public Accountants                31
  (iv)   Consolidated Balance Sheets- December 31, 1998 and 1997           32
   (v)   Consolidated Statements of Income For the Years
          Ended December 31, 1998, 1997 and 1996                           33
  (vi)   Consolidated Statements of Changes in Stockholders'
          Equity For the Years Ended December 31, 1998, 1997 and 1996      34
 (vii)   Consolidated Statements of Cash Flows For the Years
          Ended December 31, 1998, 1997 and 1996                           35
              (vi)   Notes to Consolidated Financial Statements            36-47

2.       Financial Statement Schedules

         Computation of Earnings Per Share                          Exhibit 11

         Report of Predecessor Independent Accountants              Exhibit 23.1
            The report of Moore, Stephens, Tiller for the year ended
            December 31, 1997 and 1996 is included as a financial schedule exhibit in this Form 10-K.

         Consent of Arthur Andersen LLP                             Exhibit 23.2

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL HIGHLIGHTS

                           DECEMBER 31, 1998 AND 1997

                                                                       PERCENT
                                                                       INCREASE
BALANCE SHEET AT DECEMBER 31                      1998        1997    (DECREASE)
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)
Total assets                                  $ 266,380   $ 229,172         16
Interest-earning assets                         242,669     209,920         16
Loans                                           170,858     154,218         11
Allowance for loan losses                         2,323       2,063         13
Non-performing assets                               233         497        (53)
Deposits                                        232,372     200,444         16
Loan to deposit ratio                                74%         77%        (4)
Interest-bearing liabilities                    200,680     171,833         17
Shareholder's equity                             24,475      22,397          9
Allowance for possible
   loan losses to total loans                      1.36%       1.34%
Equity to assets                                   9.19%       9.77%
Tier 1 capital to risk-weighted assets            13.12%      14.20%
Book value per share                             $ 9.12      $ 8.48          8
Outstanding shares                                2,683       2,640          2

EARNINGS AND PERFORMANCE DATA
FOR THE YEARS ENDED DECEMBER 31,                  1998        1997
--------------------------------------------------------------------------------
NET INCOME                                    $   2,626    $   2,911       (10)
Return on average assets                           1.07%        1.42%      (25)
Return on average equity                          11.20%       13.84%      (19)

EARNINGS PER SHARE:
Basic                                             $ .99       $ 1.10       (10)
Diluted                                           $ .95       $ 1.06       (10)

AVERAGE OUTSTANDING SHARES:
Basic                                             2,661        2,640         1
Diluted                                           2,760        2,757         0

OPERATING EARNINGS AND
PERFORMANCE DATA (A)
--------------------------------------------------------------------------------
OPERATING NET INCOME                          $   3,181    $   2,911         9
Return on average assets                           1.30%        1.42%       (8)
Return on average equity                          13.57%       13.84%       (2)

OPERATING EARNINGS PER SHARE:
Basic                                            $ 1.20       $ 1.10         9
Diluted                                          $ 1.15       $ 1.06         8

(a) - excludes nonrecurring merger and data processing costs of $619 and a nonrecurring gain on sale of land of $57.

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

The 1998, 1997 and 1996 financial statements have been audited by Arthur Andersen LLP, independent certified public accountants. Their appointment was recommended by the Audit Committee and approved by the Board of Directors. Their audit provides an objective assessment of the degree to which the Company's management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include reviewing internal control structure and performing selected tests of transactions and records as indicated in their report. These auditing procedures are designed to provide a reasonable level of assurance that the financial statements are fairly presented in all material respects.

    /s/ ARCHIE H. DAVIS                      /s/ ROBERT B. BRISCOE

    Archie H. Davis                           Robert B. Briscoe
    President and Chief                       Chief Financial
    Executive Officer                         Officer
    January 25, 1999                          January 25, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Savannah Bancorp, Inc.:

         We have audited the accompanying consolidated balance sheets of The Savannah Bancorp, Inc. (a Georgia Corporation) and its subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Bryan Bancorp of Georgia, Inc. for the years ended December 31, 1997 and 1996, a company acquired during 1998 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of The Savannah Bancorp, Inc. and reflect total assets of 30% and 29% as of December 31, 1998 and 1997, respectively, and total revenues of 33%, 34% and 34% for each of the three years in the period ended December 31, 1998 of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Bryan Bancorp of Georgia, Inc., is based solely upon the report of the other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of The Savannah Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP

Jacksonville, Florida
January 25, 1999

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,
--------------------------------------------------------------------------------
($ in thousands, except share data)                 1998               1997
--------------------------------------------------------------------------------
ASSETS

Cash and due from banks                         $  17,355           $  13,968
Interest-bearing deposits in bank                     -                   990
Federal funds sold                                 10,178              13,225
Securities available for sale, at fair
    value (amortized cost of $61,864 in
    1998 and $38,617 in 1997)                      62,703              38,806
Securities held to maturity (estimated
    market of $3,467 in 1997)                         -                 3,346
Loans                                             170,858             154,218
Less allowance for loan losses                     (2,323)             (2,063)
--------------------------------------------------------------------------------
    Net loans                                     168,535             152,155
Premises and equipment, net                         4,827               4,425
Other assets                                        2,782               2,257
--------------------------------------------------------------------------------
    TOTAL ASSETS                                $ 266,380           $ 229,172
--------------------------------------------------------------------------------

LIABILITIES
Deposits:
    Non interest-bearing demand                  $ 39,353            $ 33,581
    Interest-bearing demand                        44,269              40,192
    Savings                                        11,632              11,014
    Money market accounts                          34,663              22,262
    Time, $100,000 and over                        41,723              34,911
    Other time deposits                            60,732              58,484
--------------------------------------------------------------------------------
    Total deposits                                232,372             200,444
Securities sold under repurchase agreements         2,674               2,292
Federal funds purchased                               537               1,088
Federal Home Loan Bank Advances                     4,450               1,590
Other liabilities                                   1,872               1,361
--------------------------------------------------------------------------------
    TOTAL LIABILITIES                             241,905             206,775
--------------------------------------------------------------------------------
Commitments and contingencies (Notes 14 and 16)

SHAREHOLDERS' EQUITY

Common stock, par value $1 per share:  authorized
   20,000,000 shares; issued 2,719,614 and
   2,713,148 shares in 1998 and 1997                2,720               2,713
Preferred stock, par value $1 per share:
   authorized 10,000,000 shares, none issued          -                   -
Contributed capital                                13,076              12,977
Retained earnings                                   8,438               7,093
Treasury stock, 37,050 and 73,050 shares
   in 1998 and 1997, respectively                    (275)               (504)
Accumulated other comprehensive income                516                 118
--------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                     24,475              22,397
--------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 266,380           $ 229,172
--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.
                                       32

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                  YEAR ENDED DECEMBER 31,
($ in thousands, except share data)       1998            1997            1996
--------------------------------------------------------------------------------
INTEREST INCOME
Loans                                  $ 15,120        $ 13,481        $ 11,605
Investment securities:
   Taxable                                2,739           2,159           2,010
   Non-taxable                              362             326             297
Deposits with banks                          20              11             142
Federal funds sold                          954             690             390
--------------------------------------------------------------------------------
     Total  interest income              19,195          16,667          14,444
--------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                  8,304           7,113           6,295
Other borrowings                            227             162              89
Federal Home Loan Bank advances             205              68               4
--------------------------------------------------------------------------------
     Total interest expense               8,736           7,343           6,388
--------------------------------------------------------------------------------
NET INTEREST INCOME                      10,459           9,324           8,056
  Provision for loan losses                 435             480             285
--------------------------------------------------------------------------------
Net interest income after
  Provision for loan losses              10,024           8,844           7,771
--------------------------------------------------------------------------------
OTHER INCOME
Service charges on deposit accounts         774             749             742
Mortgage origination fees                   933             479             211
Other income                                594             441             249
--------------------------------------------------------------------------------
  Total other operating revenue           2,301           1,669           1,202
Gains on sales of securities                  3               4               0
--------------------------------------------------------------------------------
      Total other income                  2,304           1,673           1,202
--------------------------------------------------------------------------------
OTHER EXPENSE
Salaries and employee benefits            4,214           3,405           2,722
Occupancy expense                           530             430             396
Equipment expense                           480             416             321
Other operating expenses                  2,223           1,843           1,692
Merger expenses                             619             -               -
--------------------------------------------------------------------------------
     Total other expense                  8,066           6,094           5,131
--------------------------------------------------------------------------------
Income before provision for income taxes  4,262           4,423           3,842
Provision for income taxes                1,636           1,512           1,314
--------------------------------------------------------------------------------

NET INCOME                               $2,626          $2,911          $2,528
================================================================================

NET INCOME PER SHARE:
     Basic                                $ .99           $1.10           $ .96
================================================================================
     Diluted                              $ .95           $1.06           $ .93
================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                Accumulated
                                                                                                   Other
                                              Common   Stock  Contributed  Retained  Treasury  Comprehensive
($ in thousands,  except share data)          Shares   Amount   Capital    Earnings    Stock      Income        Total
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995

   as originally reported                   1,188,408  $1,188      $9,519    $1,759     ($554)        $251     $12,163
Effect of pooled merger                       637,828     638       4,695     1,048       -             (8)      6,373
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995-restated         1,826,236   1,826      14,214     2,807      (554)         243      18,536

Comprehensive income:
Net income                                                                    2,528                              2,528
Change in unrealized losses on
  securities available for sale, net of tax                                                           (273)       (273)
                                                                                                                ------
     Total comprehensive income                                                                                  2,255
Cash dividends - $.115 per share                                               (131)                              (131)
Cash dividends of acquired banks                                               (355)                              (355)

Retirement of Bryan treasury stock            (15,540)    (16)       (235)                                        (251)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                  1,810,696   1,810      13,979     4,849      (554)         (30)     20,054
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                                                    2,911                              2,911
Change in unrealized gains on
  securities available for sale, net of tax                                                            148         148
                                                                                                                ------
     Total comprehensive income                                                                                  3,059
Cash dividends - $.14 per share                                                (239)                              (239)
Cash dividends of acquired banks                                               (428)                              (428)

Three-for-two stock split                     905,320     906        (906)                                         -

Exercise of options                            12,025      12          51                  50                      113
Tax benefit from exercise of options                                   38                                           38

Retirement of Bryan treasury stock            (14,893)    (15)       (185)                                        (200)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                  2,713,148  $2,713     $12,977    $7,093     ($504)        $118     $22,397
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                                                    2,626                              2,626
Change in unrealized gains on
  securities available for sale, net of tax                                                            398         398
                                                                                                                ------
          Total comprehensive income                                                                             3,024
Cash dividends - $.34 per share                                                (588)                              (588)
Cash dividends of acquired banks                                               (693)                              (693)

Exercise of options                             7,400       8          28                 229                      265
Tax benefit from exercise of options                                   86                                           86

Retirement of Bryan treasury stock               (934)     (1)        (15)                                         (16)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                  2,719,614  $2,720     $13,076    $8,438     ($275)        $516     $24,475
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.
                                       34

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

   ($ in thousands)                             FOR THE YEAR ENDED DECEMBER 31,
   -----------------------------------------------------------------------------
   OPERATING ACTIVITIES                               1998      1997      1996
   -----------------------------------------------------------------------------
   Net income                                      $ 2,626    $ 2,911   $ 2,528
   Adjustments to reconcile net income to cash
     Provided by operating activities:
      Provision for loan losses                        435        480       285
      Depreciation of premises and equipment           471        392       345
      Gains on sale of land                            (57)         0         0
      Gains on sales of securities                      (3)        (4)        0
      Amortization of investment securities
         discount-net                                  326        428       140
      Deferred tax benefit                             (60)       (73)      (46)
      Increase in accrued interest receivable         (446)      (173)     (228)
      (Decrease) increase in prepaid expenses
          and other assets                            (209)        86        (9)
      Increase  in accrued interest payable            114         46        16
      Increase (decrease) in accrued expenses
          and other liabilities                        336         29      (501)
   -----------------------------------------------------------------------------
       Net cash provided by operating activities     3,533      4,122     2,530
   -----------------------------------------------------------------------------
   INVESTING ACTIVITIES

   Purchases of investment securities              (36,419)   (14,948)  (14,486)
   Proceeds from sale of investment securities       2,002      1,810       992
   Proceeds from maturities of investment
      securities                                    14,192      8,579     9,706
   Net increase in loans made to customers         (16,815)   (23,410)  (18,296)
   Capital expenditures                             (1,172)      (992)   (1,074)
   Proceeds from sale of land                          356          0         0
   -----------------------------------------------------------------------------
       Net cash used in investing activities       (37,856)   (28,961)  (23,158)
   -----------------------------------------------------------------------------
   FINANCING ACTIVITIES

   Net increase in demand, savings and money
      market accounts                               22,868     17,269    16,092
   Net increase in certificates of deposit           9,060      9,170    14,867
   Net increase (decrease) in securities sold under
      agreements to repurchase                         382        954      (413)
   Net decrease in federal funds purchased            (551)       523       274
   Net increase (decrease) in FHLB advances          2,860      1,210      (920)
   Purchase of treasury stock                            0       (150)     (251)
   Dividend payments                                (1,281)      (668)     (486)
   Exercise of options                                 335         63         0
   -----------------------------------------------------------------------------
       Net cash provided by financing activities    33,673     28,371    29,163
   -----------------------------------------------------------------------------
   INCREASE IN CASH AND CASH EQUIVALENTS              (650)     3,532     8,535
   Cash and cash equivalents at beginning of year   28,183     24,651    16,116
   -----------------------------------------------------------------------------

   Cash and cash equivalents at end of year       $ 27,533   $ 28,183  $ 24,651
   =============================================================================

   -----------------------------------------------------------------------------
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the year for:
      Interest on deposits and other borrowings     $8,622     $7,296    $6,372
      Income taxes                                   1,703      1,644     1,760
   -----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share data)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Savannah Bancorp, Inc. ("the Company") was incorporated in Georgia on October 5, 1989, for the purpose of becoming a bank holding company for The Savannah Bank, N.A. ("Savannah Bank"). In 1990, 540,200 shares of common stock were sold in two public offerings at $20 per share ($6.06 per share, adjusted for the effect of stock splits and dividend). The Company capitalized Savannah Bank on August 22, 1990, by contributing $10 million of net assets in exchange for the Bank's common stock. Savannah Bank began operations on August 22, 1990.

Merger - The Savannah Bancorp, Inc. merged with Bryan Bancorp of Georgia, Inc., a bank holding company for Bryan Bank & Trust ("Bryan Bank") in Richmond Hill, Georgia on December 15, 1998. The merger was accounted for as a pooling-of-interests transaction.

Business Combinations - In business combinations accounted for as pooling-of-interests, the financial position and results of operations and cash flows of the respective companies are restated as though the companies were combined for all historical periods.

Nature of Operations - The Company is a two-bank holding company that offers a full range of lending, deposit residential mortgage origination and fiduciary trust products. The primary service area of the Company is the city of Savannah, Georgia, surrounding Chatham County, Richmond Hill, Georgia (20 miles south of downtown Savannah) and Bryan County.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Savannah Bank and Bryan Bank. All material intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the previous years have been reclassified to conform to the current year's presentation.

Use of Estimates - The preparation of these financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management. These estimates include primarily the estimation of the allowance for loan losses. Actual results could differ from these estimates.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand , amounts due from banks, federal funds sold and interest-bearing deposits with other banks.

Investment Securities Available for Sale --Management has classified the entire December 31, 1998 investment security portfolio as available for sale. Securities available for sale are carried at estimated fair value with unrealized gains and losses, net of deferred income taxes, recorded as a separate component of shareholders' equity.

Investment Securities Held to Maturity - Investment securities classified as held to maturity at December 31, 1997 are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income. At the time of the merger, the Company reclassified the held to maturity securities to available for sale under the safe-harbor provisions of the generally accepted accounting principles for investment securities. The net unrealized gains were added to fair value of investments, deferred income taxes were recorded and shareholders' equity was increased by the difference of the two.

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

Non-Performing and Impaired Loans - The accrual of interest is generally discontinued on all loans, except consumer loans, that become 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Generally loans past due 180 days or more are placed on nonaccrual status regardless of security. A loan is also considered impaired if its terms are modified in a troubled debt restructuring or it in a nonaccruing status. For accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Impaired loans are disclosed in Note 5.

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

Stock Splits and Dividends - The Company declared a three-for-two stock split in the form of a 50% stock dividend effective February 24, 1997. The 1996 per share data and weighted average share and stock option information has been restated for the effect of the stock split. The 1996 statement of changes in shareholders' equity has not been restated for the stock split.

Earnings Per Share - In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standard ("SFAS") No. 128 "Earnings Per Share". SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. The Company adopted SFAS No. 128 as of the year ended December 31, 1997. Basic earnings per share are calculated based on weighted-average number of shares of common stock outstanding. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options (See Note 12). Common stock equivalents are determined using the treasury method for diluted shares outstanding adjusted for the stock splits and stock dividend, referred to above. The weighted average common shares outstanding used in the computation of basic earnings per share were 2,661,000, 2,640,000, and 2,641,000 in 1998, 1997 and
1996, respectively. The weighted average common and common equivalent diluted shares outstanding used in the computation of diluted earnings per share were 2,760,000, 2,757,000, and 2,716,000 in 1998, 1997 and 1996, respectively. The difference between diluted and basic shares outstanding are common stock equivalents from stock options outstanding in the years ended December 31, 1998, 1997 and 1996.

Reporting Comprehensive Income - In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income and requires that certain transactions and other economic events that bypass the income statement be included in a financial statement that is displayed with the same prominence as the other financial statements. The Company's comprehensive income consists of net income and changes in unrealized gains and (losses) on securities available-for-sale, net of income taxes. The Company adopted the provisions of this statement in 1998 by reporting comprehensive income in the consolidated statement of shareholders' equity. These disclosure requirements had no impact on financial position or results of operations. Disclosures About Segments of an Enterprise and Related Information
- In June, 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company presently operates as two commercial banks offering traditional banking services. Certain departmental revenues, asset and liability volumes are used by executive management for performance and resource allocation purposes, however, sufficient discrete financial information is not available for presentation of segmented line of business financial information to shareholders. These disclosure requirements had no impact on financial position or results of operations.

Accounting for Derivative Instruments and Hedging Activities - In June, 1998 the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet along with various other related accounting treatments. The provisions of this statement become effective for quarterly and annual reporting beginning January 1, 2000. The Company presently has no derivative or hedging instruments applicable to the provisions of this statement and therefore it has no impact on financial position or results of operations.

NOTE 2 - BUSINESS COMBINATIONS

On December 15, 1998, the Company merged with Bryan Bancorp, headquartered in Richmond Hill, Georgia. Each outstanding share of the Bryan Bancorp's common stock was converted into and exchanged for 1.85 shares of the Company's common stock, resulting in the issuance of approximately 937,000 shares. The acquisition was accounted for as a pooling-of-interests, and accordingly, all historical financial information for the Company has been restated to include Bryan Bancorp's historical information for all periods presented herein. Intercompany transactions prior to the merger have been eliminated, and certain reclassifications were made to Bryan Bancorp's financial statements to conform to the Company's presentations. No material adjustments were recorded to conform Bryan Bancorp's accounting policies. In connection with the merger, the Corporation recorded net nonrecurring charges of $555,000 for direct and other merger-related items. The net after-tax charges include $544,000 for legal, accounting, investment advisor and printing charges. Other nonrecurring items include a $75,000 deductible expense for a data processing contract buyout and a $57,000 taxable gain on sale of land.

The following table shows the revenues and net income for the individual and combined companies prior to the merger for the periods presented. Merger expenses have been excluded for comparative purposes.

                                    For the 11.5 Months        For the Years
                                     Ended December 15,      Ended December 31,
                                   -------------------     -------------------
                                           1998               1997         1996
                                        -------             -------     -------
Total revenues (net interest income
   & other income)

         Savannah Bancorp               $ 7,787             $ 7,001     $ 5,798
         Bryan Bancorp                    4,391               3,996       3,459
                                        -------             -------     -------
         Combined                       $12,178             $10,997     $ 9,257
                                        =======             =======     =======
Net income

         Savannah Bancorp               $ 1,865             $ 1,753     $ 1,507
         Bryan Bancorp                    1,268               1,158       1,021
                                        -------             -------     -------
         Combined                       $ 3,133             $ 2,911     $ 2,528
                                        =======             =======     ========

NOTE 3 - CASH AND DEMAND BALANCES DUE FROM BANKS

The Companies subsidiary banks are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances. Cash reserves of $3,320 and $1,871 were required as of December 31, 1998 and 1997, respectively.

NOTE 4 - SECURITIES AVAILABLE FOR SALE

The aggregate amortized cost and fair value of securities available for sale as of December 31, 1998 and 1997 were as follows:

                                                      1998
                                  ----------------------------------------------
                                  Amortized  Unrealized   Unrealized     Fair
                                    Cost       Gains        Losses       Value
                                  ---------  ----------   ----------    --------
Investment securities:
  U. S. Treasury securities        $  7,066      $   85      $     -    $ 7,151
  U. S. Government agencies          41,508         393      $     -     41,901
  Mortgage-backed securities          3,380           -           (6)     3,374
  State and municipal                 8,520         351            -      8,871
  Other taxable securities            1,390          16            -      1,406
                                  ---------  ----------   ----------    --------
                                   $ 61,864      $  845       $   (6)   $62,703
                                  =========  ==========   ==========    ========

                                                1997
                                  ----------------------------------------------
                                  Amortized  Unrealized   Unrealized     Fair
                                    Cost       Gains        Losses       Value
                                  ---------  ----------   ----------    --------
Investment securities:
  U. S. Treasury securities        $ 12,141      $    3      $     -    $12,144
  U. S. Government agencies          17,849          64            -     17,913
  Mortgage-backed securities          4,163           -          (39)     4,124
  State and municipal                 3,377         150            -      3,527
  Other taxable securities            1,087          11            -      1,098
                                  ---------  ----------   ----------    --------
                                   $ 38,617      $  228      $   (39)   $38,806
                                  =========  ==========   ==========    ========

The aggregate amortized cost and fair value of securities held to maturity as of December 31, 1997 were as follows:

                                                      1997
                                  ----------------------------------------------
                                  Amortized  Unrealized   Unrealized     Fair
                                    Cost       Gains        Losses       Value
                                  ---------  ----------   ----------    --------
Investment securities:
   State and municipal             $  3,166      $  121      $     -    $ 3,287
   Other taxable securities             180           -            -        180
                                  ---------  ----------   ----------    --------
                                   $  3,346      $  121      $     -    $ 3,467
                                  =========  ==========   ==========    ========

Proceeds from the sale of investment securities were $2,002, $1,810 and $992 in 1998, 1997 and 1996, respectively. There was a gain of $3 and $4 in 1998 and 1997, respectively, and no gain or loss in 1996.

The distribution of securities by maturity at December 31, 1998 is shown below.

                                                     Amortized
                                                       Cost       Fair Value
                                                     ---------    ----------
Securities available for sale:
    Due in one year or less                          $   5,167    $    5,174
    Due after one year through five years               38,673        39,165
    Due after five years through ten years              15,135        15,457
    Due after ten years                                  2,889         2,907
                                                     ---------    ----------
Total investment securities                          $ 61,864     $   62,703
                                                     =========    ==========

At December 31, 1998 and 1997, investment securities with a carrying value of $26,719 and $23,939 respectively, were pledged as collateral to secure public funds and securities sold under repurchase agreements.

NOTE 5 - LOANS

The composition of the loan portfolio at December 31, 1998 and 1997 is presented below.

                                                      Percent           Percent
                                                1998  of Total    1997  of Total
                                             -------- -------- -------- --------
 Commercial                                  $ 26,179    15.4% $ 25,360    16.4%
 Real estate - construction and development    19,861    11.6    16,244    10.5
 Real estate -  mortgage                      107,330    62.8    97,081    63.0
 Installment and other consumer                17,489    10.2    15,533    10.1
                                             -------- -------- -------- --------
 Total Loans                                 $170,858   100.0% $154,218   100.0%
                                             ======== ======== ======== ========

At December 31, 1998 and 1997, there were $233 and $497 in non-performing assets.

The allowance for loan losses is allocated by loan category based on management's assessment of risk within the various categories of loans. Changes in the allowance for loan losses are summarized as follows:

                                                    1998       1997       1996
                                                   ------     ------     ------
       Balance at the beginning of the year        $2,063     $1,695     $1,489
       Provision for loan losses                      435        480        285
       Charge-offs                                   (258)      (194)      (113)
       Recoveries                                      83         82         34
                                                   ------     ------     -------
       Balance at the end of the year              $2,323     $2,063     $1,695
                                                   ======     ======     =======

At December 31, 1998 and 1997, nonaccruing loans were $233 and $497, respectively. These loans were impaired due to their nonaccruing status. The Bank has granted loans to certain directors of the Bank and to their associates. The aggregate amounts of loans were $6,701 and $6,065 at December 31, 1998 and 1997, respectively. During 1998, $3,944 of new loans were made, and repayments totaled $4,580. Unused lines of credit available to related parties aggregated $682 and $998 at December 31, 1998 and 1997, respectively. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.

NOTE 6 - PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, 1998 and 1997, are summarized as follows:

                                       Depreciable Lives          1998    1997
                                       -----------------         ------  ------
       Land                                    -                 $  429   $ 732
       Buildings                            39 - 50               2,284   2,200
       Furniture and banking equipment       5 - 15               2,902   2,207
       Leasehold improvements               10 - 39               1,110     874
                                                                 ------  ------
                                                                  6,725   6,013
       Less accumulated depreciation                              1,898   1,588
                                                                 ------  ------
       Premises and equipment, net                               $4,827  $4,425
                                                                 ======  ======

Depreciation of premises and equipment was $471, $392 and $345 in 1998, 1997 and 1996, respectively.

NOTE 7 - CREDIT ARRANGEMENTS

At December 31, 1998 federal funds borrowing arrangements aggregating $12 million were available to the Savannah Bank and Bryan Bank from correspondent banking institutions. There are no commitment fees, and compensating balances are not required. These unused lines principally serve as temporary liquidity back-up lines and are subject to availability of funds and other specific limitations of the correspondent banks. The Savannah Bank and Bryan Bank are also a shareholders of the Federal Home Loan Bank of Atlanta ("FHLB") and have access to borrowings from the FHLB. Savannah Bank is a member and shareholder of the Federal Reserve Bank of Atlanta and has access to borrowings at the Federal Reserve Bank discount window. Bryan Bank also has a Blanket Floating Lien Agreement with the FHLB. Under this agreement, Bryan Bank has a credit line up to 75 percent of the book value of its 1-4 family first mortgage loans. These credit arrangements principally serve as liquidity backup for the bank and are subject to review and approval by FHLB for purpose and reasons for the borrowings prior to receiving advances.

NOTE 8 - DEPOSITS

Total time deposits maturing in one to five years are as follow: 1999 - $83,952;
 2000 - $10,648;2001 - $2,244; 2002 - $2,170; and 2003 and thereafter - $3,441.

The following table indicates the amount of the Bank's time certificates of deposit of $100,000 or more at December 31, 1998 by time remaining until maturity.

           Maturity Period                           Amount
           ---------------                          --------
           Three months or less                     $ 12,915
           Over three through six months              11,208
           Over six through twelve months             12,739
           Over twelve months                          4,861
                                                    --------
                Total                               $ 41,723
                                                    ========

NOTE 9 - SHORT-TERM BORROWINGS

As of December 31, 1998 and 1997, Savannah Bank and Bryan Bank had short-term borrowings totaling $3,211 and $3,380, respectively. The average interest rates were 5.21% and 5.04% for the years ended 1998 and 1997. Short-term borrowings at December 31, 1998 and 1997 consists of securities sold under agreement to repurchase, federal funds purchased and a treasury tax and loan note option. The maximum amount outstanding at the end of any month was $5,121 and $5,493 during 1998 and 1997, respectively.

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES - LONG-TERM DEBT

Long-term advances from the FHLB with maturities from 1999 to 2008 totaled $4,450 and $1,590 at December 31, 1998 and 1997, respectively. The weighted-average interest rates were 5.99% and 6.60% at December 31, 1998 and 1997, respectively. Aggregate maturities are $1,265 in 1999, $265 in 2000, $265 in 2001, $265 in 2002, $265 in 2003 and $2,125 thereafter. Interest is generally payable monthly and scheduled principal reductions are made quarterly, semi-annually or at maturity. The advances are secured by a blanket floating lien agreement which provides a security interest in all unencumbered first mortgage residential loans and by stock in the FHLB.

NOTE 11 - INCOME TAXES

The provision for income taxes is composed of the following for each of the years ended December 31:

                                                        1998     1997     1996
                                                       ------   ------   ------
               Current federal                         $1,541   $1,425   $1,232
               Current state                              155      160      128
                                                       ------   ------   ------
                          Total current                 1,696    1,585    1,360
                                                       ------   ------   ------
               Deferred federal                           (53)     (60)     (40)
               Deferred state                              (7)     (13)      (6)
                                                       ------   ------   ------
                        Total deferred                    (60)     (73)     (46)
                                                       ------   ------   ------
               Provision for income taxes              $1,636   $1,512   $1,314
                                                       ======   ======   ======

A deferred tax liability of $260 in 1998 and $72 in 1997 have been recognized for the tax effect of the change in the valuation account for unrealized gains and losses on available for sale securities which are recorded net of tax in the equity section in accordance with SFAS No. 115.

A reconciliation between the amount computed by applying the U.S. federal tax rate of 34% to income before income taxes is as follows:

                                                        1998     1997     1996
                                                       ------   ------   ------
               Tax provision at 34%                    $1,449   $1,504   $1,306
               State tax,  net of federal tax
                 benefit                                  103      108       88
               Tax-exempt interest, net                  (113)    (114)     (95)
               Nondeductible merger expenses              185        -        -
               Other                                       12       14       15
                                                       ------   ------   ------
                 Provision for income taxes            $1,636   $1,512   $1,314
                                                       ======   ======   ======

Deferred income tax assets and liabilities are comprised of the following at December 31, 1998 and 1997:

               Deferred tax assets:                       1998         1997
                                                         ------       ------
                 Allowance for loan losses               $  784       $  681
                 Other                                       50           61
                                                         ------       ------
                    Total deferred tax assets               834          742
                                                         ------       ------


                Deferred tax liabilities:
                  Unrealized gains on securities            260           72
                  Depreciation                              282          224
                  Other                                       -           26
                                                         ------       ------

                    Total deferred tax liabilities          542          322
                                                         ------       ------
                    Net deferred tax assets              $  292       $  420
                                                         ======       ======


NOTE 12 - STOCK OPTION PLAN AND BENEFIT PLANS

In 1990, the Company granted options to the organizers permitting each organizer to purchase up to 4,125 shares of Common Stock (74,250 shares in the aggregate) at an option price of $6.06 per share. They may be exercised after the third year and before the end of the tenth year following the date the options were granted (April 10, 1990). In the event that the Company is required to raise additional capital for the Bank, the options must be either forfeited or exercised immediately for a price per share equal to the lesser of $6.06 or the then book value per share of the Common Stock. Bryan Bancorp of Georgia, Inc. granted two officers a total of 9,250 non-qualified options per year from 1990 to 1994 at exercise prices between $5.14 and $6.35. The unexercised options were all converted at the exchange ratio and assumed by the Company as a part of the merger agreement.

The Company also has an Incentive Stock Option Plan that provides for the granting of incentive stock options (ISOs) to certain key officers for the purchase of shares at the fair market value of the stock at the date of the grant. There are 6,500 remaining ISOs authorized under this plan at December 31, 1998. Under this plan in April 1995, 44,550 ISOs were granted with an exercise price of $7.50 for a period of ten years commencing April 18, 1995. In January 1996, another 44,550 ISOs were granted under this plan with an exercise price of $13.33 for a period of ten years commencing January 2, 1996. In April 1996, 9,000 additional ISOs were granted to other key officers at an exercise price of $13.33 per share. The April 1996 ISOs vest over five years and are exercisable over ten years. In January, July and August 1997, 9,250 (assumed in merger), 9,000 and 3,000 ISOs were granted to key officers at an exercise price of $10.27, $21.50 and $21.63 per share, respectively. The 1997 ISOs vest over five years and are exercisable over ten years. In February 1998, 4,625 ISOs (assumed in merger) were granted at an exercise price of $25.50 per share and 10,000 ISOs were granted upon consummation of the merger at an exercise price of $25.63 per share. The 1998 ISOs vest over five years and are exercisable over ten years.

                                     1998            1997            1996
                               ---------------- ---------------- ---------------
                                       Weighted         Weighted        Weighted
                                       Average          Average         Average
                                       Exercise         Exercise        Exercise
                               Shares   Price    Shares  Price   Shares   Price
                               ------- --------  ------ -------- ------ --------
Outstanding at the beginning
   of year                     219,575   $9.11  218,600  $ 8.05  165,050  $7.45
Granted                         14,625   21.53   21,250   16.63   53,550  13.33
Exercised                      (43,400)   6.06   20,275    5.56        -      -
                               -------          -------          -------
Outstanding at end of year     176,175    9.69  219,575    9.11  218,600   8.05
                               -------          -------          -------
Exercisable at end of year     153,775    8.62  191,125    8.12  209,600   7.83
                               =======          =======          =======

During 1998, 1997 and 1996, the weighted average fair value of options granted was $10.46, $11.60 and $5.08 per option, respectively.

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

                                                     1998      1997      1996
                                                    ------    ------    ------
  Net Income - as reported                          $2,626    $2,911    $2,528
  Net Income - pro forma                            $2,552    $2,858    $2,298

  Net Income per share - basic - as reported         $0.99     $1.10     $0.96
  Net Income per share - pro forma                   $0.96     $1.08     $0.87

  Net Income per share - diluted - as reported       $0.95     $1.06     $0.93
  Net Income per share - diluted - pro forma         $0.92     $1.04     $0.85


The assumptions regarding the stock options issued to executives in 1998 and 1997 are that the options shares vest equally between 1999-2003 and 1998-2002, respectively. The assumptions regarding the stock options issued to executives in 1996 are that 100% of such options vested on grant date, except for the 9,000 granted in April, 1996 shares which vest equally between 1997-2001. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. In 1998: dividend yield of 1.4%; expected volatility of 0.19%; risk-free interest rate of 5.50% and expected life of options of 8 years. In 1997: dividend yield of .64%; expected volatility of 0.19%; risk free interest rate of 6.37% and expected life of options of 8 years. In 1996: dividend yield of .5%; expected volatility of 0.19%; risk free interest rate of 5.59% and expected life of options of 8 years.

The Company sponsors a 401(k) employee savings and profit-sharing plan in which substantially all full-time employees are eligible to participate. This plan allows eligible employees to save a portion of their salary on a pre-tax basis. Contributions to the plan are discretionary. Contributions and administrative expenses related to the plan aggregated $137 and $125 for the years ended December 31, 1998 and 1997, respectively.

NOTE 13 - CAPITAL RATIOS AND DIVIDEND RESTRICTIONS

The subsidiary banks' primary regulators have adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the Federal Deposit Insurance Corporation (FDIC) has adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. Failure to meet minimum capital requirements can result in the initiation of certain actions by the regulators that, if undertaken, could have a material effect on the Company's and the Bank's financial statements. Management believes as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The following table shows these capital ratios for the Company, the regulatory minimum and the well-capitalized capital ratios at December 31, 1998 and 1997:

Capital Ratios                          1998      1997
--------------                        --------  --------
Qualifying Capital
------------------
Tier 1 capital                        $ 23,956  $ 22,279
Total capital                           26,225    24,223

Average assets for the year            245,014   205,032
Adjusted risk-weighted assets          182,559   156,847

                                                                        Well-
                                        1998       1997     Minimum  Capitalized
                                      ---------  --------  --------- -----------
Leverage Ratios
---------------
Tier 1 capital to average assets          9.78%    10.87%       4.0%        5.0%

Risk-based Ratios
-----------------
Tier 1 capital to risk-weighted assets   13.12%    14.20%       4.0%        6.0%
Total capital to risk-weighted assets    14.36%    15.44%       8.0%       10.0%


The most recent notification from the subsidiary banks' primary regulators was December 31, 1998 and it categorized the Savannah Bank and Bryan Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a Bank must maintain minimum total risk based, Tier 1 risk-based, Tier 1 leverage ratios of 6.0%, 10.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.

Bank regulators restrict the amount of dividends that banks may pay without obtaining prior approval. Based on such regulatory restrictions, the the subsidiary banks are limited from paying dividends in a calendar year which exceed the current year's book net income combined with the retained net profits of the preceding two years. At December 31, 1998, $4,339 in retained earnings of the Banks was available for the payment of dividends, subject to maintaining adequate capital ratios in the Bank. The Company is not subject to any regulatory restrictions on the payment of dividends to its shareholders.

NOTE 14 - LEASES AND COMMITMENTS

Future minimum payments under noncancelable land and office space operating leases with remaining terms in excess of one year are presented as follows: 1999
- $211; 2000 - $165; 2001 - $170; 2002 - $130; 2003 - $103 and $396 thereafter.
The land and office space leases contain customary escalation clauses. Additionally, the Bank has entered into a non-cancelable data processing servicing agreement which provides for minimum payments as follows: 1999 - $120; 2000 - $124; 2001 - $127; 2002 - $66. The agreement includes a termination clause where the Company can buyout the remainder of the contract for 60% of the current monthly contract times the remaining months.

The net rental expense for all office space operating leases amounted to $272 in 1998, $210 in 1997and $183 in 1996. The leases on the office space have five or ten-year renewal options and require increased rentals under cost of living escalation clauses.

NOTE 15  - OTHER OPERATING EXPENSES

The components of other operating expenses for the years ended December 31, 1998, 1997 and 1996 were as follows:
                                                   1998      1997      1996
                                                  ------    ------    ------
   Outside data processing                        $  535    $  430    $  392
   Professional and directors fees                   253       221       205
   Advertising and sales promotion                   243       205       192
   Stationery and supplies                           197       172       160
   Postage and courier                               197       181       168
   Regulatory exams and audit fees                   171       163       147
   Taxes and licenses                                111       104        90
   Telephone                                         101        75        59
   Loan costs                                         70        40        51
   Correspondent bank charges                         55        37        29
   Dues and subscriptions                             54        49        36
   Insurance                                          39        45        46
   Other expense                                     197       121       117
                                                  ------    ------    ------
       Total other operating                      $2,223    $1,843    $1,692
                                                  ======    ======    ======
expenses

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 1998 unfunded commitments to extend credit were $42,613. None of these commitments to extend credit exceeded one year in duration. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At December 31, 1998 and 1997, commitments under letters of credit aggregated approximately $1,129 and $380, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Most of the Company's business activity is with customers located within the Chatham and Bryan County areas. As of December 31, 1998, the Bank had a concentration of credit risk aggregating $130,188 on loans secured by real estate. The Bank has no exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:
                                                          December 31, 1998
                                                       -----------------------
                                                                    Estimated
                                                       Carrying       Fair
                                                         Value        Value
     Financial assets:                                 --------     ---------
       Cash and federal funds sold                     $ 27,533     $  27,533
       Securities available for sale                     62,703        62,703
       Loans                                            170,858       171,571

     Financial liabilities:
       Deposits                                        $232,372      $233,200
       Securities sold under repurchase agreements        2,674         2,674
       Federal funds purchased                              537           537
       Federal Home Loan Bank advances                    4,450         4,444

NOTE 18 - THE SAVANNAH BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

The following is a condensed statement of condition          The cash flows of the Parent Company are shown below
of the Parent Company atDecember 31, 1998 and 1997:          for the three years ended December 31:

                                    1998      1997                                           1998     1997     1996
ASSETS                            --------  --------                                        ------   ------   ------
Cash on deposit                   $     77  $    152       OPERATING ACTIVITIES:
Land                                     -       301       Net income                       $2,626   $2,911   $2,528
Investment in subsidiaries          24,602    21,937       Adjustments to reconcile net
Other assets                           108        63         income to cash used for
                                  --------  --------         operations:
  Total assets                    $ 24,787  $ 22,453           Equity in undistributed net
                                  ========  ========             income of subsidiaries     (2,266)  (2,133)  (1,965)
LIABILITIES                                                    Gain on sale of assets          (57)       -        -
Other liabilities                      312        56           (Increase) decrease  in
                                  --------  --------             other assets                  (45)       -        1
   Total liabilities                   312        56           Increase (decrease) in
                                  --------  --------             accrued expenses              256       (3)      (3)
                                                                                            ------   ------   ------
SHAREHOLDERS' EQUITY                                           Net cash provided by
Common stock                         2,720     2,713             operating activities          514      775      561
Capital surplus                     13,076    12,977                                        ------   ------   ------
Treasury stock                        (275)     (504)       INVESTING ACTIVITIES
Accumulated other comprehensive                             Purchase of land                     -        -     (301)
    income                             516       118        Proceeds from sale of land         356        -        -
Retained earning                     8,438     7,093                                        ------   ------   ------
                                  --------  --------           Net cash provided by
    Total liabilities and                                        investing activities          356        -     (301)
    shareholders' equity          $ 24,787  $ 22,453                                        ------   ------   ------
                                  ========  ========       FINANCING ACTIVITIES
                                                           Exercise of options                 336      (87)    (251)
                                                           Dividends paid                   (1,281)    (668)    (486)
The operating results of the Parent Company are                                             ------   ------   ------
shown below for the three yearsended December 31:              Net cash used in
                                                                 financing activities         (945)    (755)    (737)
                               1998   1997    1996                                          ------   ------   ------
                             ------- ------- -------       INCREASE (DECREASE) IN CASH
                                                             AND CASH EQUIVALENTS              (75)      20     (477)
Dividend income              $ 1,000 $   840 $   608
Interest income                    4       3       8         Cash at January 1                 152      132      609
                             ------- ------- -------                                        ------   ------   ------
Net interest & dividend                                      Cash at December 31            $   77   $  152   $  132
 income                        1,004     843     616                                        ======   ======   ======
                             ------- ------- -------
Gain on sale of property          57       -       -       No interest or income taxes were paid by the parent company
                             ------- ------- -------       in any of the three years presented.
Total expenses                   758      99      79
                             ------- ------- -------       The Parent Company financial statements include the following
Income before income taxes                                 intercompany items: interest-bearing deposits on the balance
 and equity in undistributed                               sheet; dividend income, interest income and $14 of fees paid
 net income of subsidiaries      303     744     537       paid each year to the Bank in other expenses on the income
Credit for income taxes           57      34      26       statements.
                             ------- ------- -------
Income before equity in
 undistributed net income
 of subsidiaries                 360     778     563
Equity in undistributed net
 income of subsidiaries        2,266   2,133   1,965
                             ------- ------- -------
Net income                   $ 2,626 $ 2,911 $ 2,528
                             ======= ======= =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Registrant's Proxy Statement dated and filed on March 19, 1999. All reports required pursuant to the insider trading regulations were filed timely with the exception of the new directors Burnsed, Gill, Roberts, Royal and Thompson who were approximately one week late in filing their Form 3 - Initial Statement of Beneficial Ownership.

ITEM 11.  EXECUTIVE COMPENSATION
Incorporated herein by reference to the sections entitled "Executive Compensation" in the Registrant's Proxy Statement dated March 24, 1999 and filed on March 19, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated herein by reference to the sections entitled "Election of Directors" and "Ownership of Equity Securities" in the Registrant's Proxy Statement dated March 24, 1999 and filed on March 19, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information contained in Note 5 to the Consolidated Financial Statements on page 39 of this Form 10-K, and under the caption "Certain Transactions" in the Registrant's Proxy Statement dated and filed on March 19, 1999.

PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 Exhibit
  Number    Description
 -------    --------------
  3.1 *  Articles of Incorporation
  3.2 *  By-laws as amended
 10.1 *  Lease for Bank Site at 25 Bull Street and Assumption of Lease
 10.5 *  Form of Organizers' Stock Option Agreement
 10.6 *  Lease for Mall Boulevard Office dated February 14, 1992
 10.7 *  The Savannah Bancorp, Inc.  Incentive Stock Option Plan
           approved by shareholders on April 18, 1995.
 10.8 * Amendment to The Savannah Bancorp, Inc. Incentive Stock Option Plan approved by shareholders on April 16, 1996.
 11      Computation of Earnings Per Share
 21      Subsidiaries of Registrant
 23.1    Report of Predecessor Independent Accountants - Moore,
           Stephens, Tiller LLC
 27      Financial Data Schedule

*Items 3.1, 3.2, 10.1, 10.5 and 21 were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 33-33405) filed in February 1990 and such documents are incorporated herein by reference. Item 10.6 was filed as an exhibit with the 1992 Annual Report on Form 10-K in March, 1993.

(b)  REPORTS ON FORM 8-K

The Company filed the following report on Form 8-K during the fourth quarter of the year ended December 31, 1998.

DECEMBER 15, 1998 - Filed the press release announcing the completion of the merger with Bryan Bancorp of Georgia, Inc. andprovided proforma condensed financial information as of and for the nine months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 23, 1998 by the undersigned, thereunto duly authorized.

THE SAVANNAH BANCORP, INC.

By:  /s/ ARCHIE H. DAVIS
     Archie H. Davis, President and
     Chief Executive Officer
     (Principal Executive Officer)


       /s/ ROBERT B. BRISCOE
     Robert B. Briscoe, Chief
     Financial Officer
     (Principal Financial and Accounting Officer)

Directors:

/s/  J. WILEY ELLIS
J. Wiley Ellis
Chairman of the Board

/s/   E. JAMES BURNSED
E. James Burnsed
Vice Chairman

/s/ RUSSELL W. CARPENTER
Russell W. Carpenter

/s/  ARCHIE H. DAVIS
Archie H. Davis

/s/
Robert H. Demere, Jr.

/s/ JULIUS EDEL
Julius Edel

/s/  L. CARLTON GILL
L. Carlton Gill

/s/  ROBERT W. GROVES III
Robert W. Groves III

/s/  JACK M. JONES
Jack M. Jones

/s/  AARON M. LEVY
Aaron M. Levy

/s/  J. CURTIS LEWIS III
J. Curtis Lewis III

/s/  M. LANE MORRISON
M. Lane Morrison

/s/  J. TOBY ROBERTS
J. Toby Roberts, Sr.

/s/  JAMES W. ROYAL
James W. Royal

/s/  JACK W. SHEAROUSE
Jack W. Shearouse

/s/  ROBERT T. THOMPSON, JR.
Robert T. Thompson, Jr.

/s/
Penelope S. Wirth