Form 10-Q
period 1999-03-31
SAVANNAH BANCORP INC
filed 1999-05-13
CIK 860519

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

                                   (Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-18560

                           THE SAVANNAH BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Georgia                      58-1861820
             -------------------------------     ------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _ Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999.

           2,705,689 shares of Common Stock, $1.00 par value per share

===============================================================================

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                                 FORM 10-Q INDEX
                                 MARCH 31, 1999

                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1999 and 1998
                 and December 31, 1998                                      2
         Consolidated Statements of Income
               For the Quarter Ended March 31, 1999 and 1998                3
         Consolidated Statements of Changes in Shareholders' Equity
             For the Three Months Ended March 31, 1999 and 1998             4
         Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 1999 and 1998          5

         Condensed Notes to Consolidated Financial Statements              6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      8-14

OTHER INFORMATION

Item 1.   Legal Proceedings                                                15
Item 2.   Changes in Securities                                            15
Item 3.   Defaults Upon Senior Securities                                  15
Item 4.   Submission of Matters to a Vote of Security Holders              15
Item 5.   Other Information                                                15
Item 6.   Exhibits and Reports on Form 8-K                                 15
Signatures                                                                 16

EXHIBITS

Financial Data Schedules                                                 17-18

ITEM 1. FINANCIAL STATEMENTS


                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

                                           MARCH 31,  December 31,   March 31,
                                             1999         1998         1998
                                         ------------ ------------ ------------
ASSETS                                    (Unaudited)               (Unaudited)

Cash and due from banks                     $  17,120    $  17,355    $  10,287
Interest-bearing deposits in bank                -            -             495
Federal funds sold                             12,154       10,178       17,406
Securities available for sale, at fair
value (amortized cost of $59,604 on
3/31/99 $61,864 on 12/31/98 and
$49,175 on 3/31/98)                            59,904       62,703       49,402
Loans                                         177,600      170,858      154,662
Less allowance for loan losses                 (2,416)      (2,323)      (2,141)
                                          ----------- ------------ ------------
    Net loans                                 175,184      168,535      152,521
Premises and equipment, net                     4,810        4,827        4,084
Other assets                                    3,023        2,782        2,437
                                          ----------- ------------ ------------
    TOTAL ASSETS                            $ 272,195    $ 266,380    $ 236,632
                                          =========== ============ ============

LIABILITIES
Deposits:

   Non interest-bearing demand             $   39,120    $  39,353    $  30,170
   Interest-bearing demand                     50,929       44,269       35,186
   Savings                                     12,624       11,632       11,666
   Money market accounts                       31,793       34,663       30,572
   Time, $100,000 and over                     36,828       41,723       36,871
   Other time deposits                         60,963       60,732       59,386
                                          ----------- ------------ ------------
    Total deposits                            232,257      232,372      203,851
Other short-term borrowings                     8,898        3,211        4,441
Federal Home Loan Bank Advances                 4,410        4,450        3,584
Other liabilities                               1,871        1,872        2,057
                                          ----------- ------------ ------------
    TOTAL LIABILITIES                         247,436      241,905      213,933
                                          ----------- ------------ ------------
SHAREHOLDERS' EQUITY

  Common stock, par value $1 per share:
    authorized 20,000,000 shares; issued
    2,719,614 shares                            2,720        2,720        2,720
  Preferred stock, par value $1 per share:
    authorized 10,000,000 shares, none issued    -            -            -
  Capital surplus                              13,076       13,076       13,050
  Retained earnings                             8,960        8,438        7,293
  Treasury stock, 22,175 at 3/31/99, 37,125
    at 12/31/98, and 73,050 at 3/31/98           (182)        (275)        (504)
  Accumulated other comprehensive income          185          516          140
                                          ----------- ------------ ------------
    TOTAL SHAREHOLDERS' EQUITY                 24,759       24,475       22,699
                                          ----------- ------------ ------------
    TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                 $ 272,195    $ 266,380    $ 236,632
                                          =========== ============ ============

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                   FOR THE QUARTER ENDED
                                                         MARCH 31,
                                              -------------------------------
($ in thousands, except share data)               1999               1998
                                              ------------       ------------
INTEREST INCOME
Loans                                               $3,836             $3,630
Investment securities:
  Taxable                                              790                586
  Non-taxable                                           99                 84
Deposits with banks                                      1                 10
Federal funds sold                                     138                258
                                              ------------       ------------
Total  interest income                               4,864              4,568
                                              ------------       ------------
INTEREST EXPENSE
Deposits                                              1915               2021
Other borrowings                                       200                 90
                                              ------------       ------------
Total interest expense                               2,115              2,111
                                              ------------       ------------
NET INTEREST INCOME                                  2,749              2,457
Provision for loan losses                              105                100
                                              ------------       ------------

Net interest income after
  provision for loan losses                          2,644              2,357
                                              ------------       ------------
OTHER INCOME
Service charges on deposit accounts                    231                180
Mortgage origination fees                              194                187
Other income                                           127                138
                                              ------------       ------------
Total other operating revenue                          552                505
Gains on sales of securities and land                    5                 57
                                              ------------       ------------
Total other income                                     557                562
                                              ------------       ------------
OTHER EXPENSE
Salaries and employee benefits                       1,139                981
Occupancy expense                                      155                112
Equipment expense                                      136                146
Other operating expenses                               596                518
                                              ------------       ------------
Total other expense                                  2,026              1,757
                                              ------------       ------------
Income before provision for income taxes             1,175              1,162
Provision for income taxes                             384                387
                                              ------------       ------------
NET INCOME                                           $ 791              $ 775
                                              ============       ============

NET INCOME PER SHARE:
  Basic                                             $ 0.29              $0.29
                                              ============       ============
  Diluted                                           $ 0.29              $0.28
                                              ============       ============

See the condensed notes to the consolidated financial statements.


                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (Unaudited)

                                                                                           Accumulated
                                                                                              Other
                                       Common    Stock    Capital   Retained    Treasury  Comprehensive
($ in thousands, except share data)    Shares    Amount   Surplus   Earnings      Stock      Income       Total
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997          2,713,148    $2,713   $12,977     $7,093      ($504)      $118      $22,397
Comprehensive income:
Net income                                                               775                                775

Change in unrealized gains on
  securities available for sale,
  net of tax                                                                                    22           22
                                                                                                       --------
     Total comprehensive income                                                                             797
Cash dividends - $.04 per share                                          (69)                               (69)
Cash dividends of acquired banks                                        (506)                              (506)

Exercise of options                     7,400         8        32                                            40
Tax benefit from exercise of options                           53                                            53

Retirement of Bryan treasury stock       (934)       (1)      (12)                                          (13)

                                    ---------------------------------------------------------------------------
Balance, March 31, 1998             2,719,614    $2,720   $13,050     $7,293      ($504)      $140      $22,699
                                    ===========================================================================

Balance, December 31, 1998          2,719,614    $2,720   $13,076     $8,438      ($275)      $516      $24,475
Comprehensive income:
Net income                                                               791                                791

Change in unrealized gains on
  securities available for sale,
  net of tax                                                                                  (331)        (331)
                                                                                                       --------
     Total comprehensive income                                                                             460
Cash dividends - $.10 per share                                         (269)                              (269)

Treasury stock issued to meet
   stock option exercises                                                            93                      93
                                    ---------------------------------------------------------------------------
Balance, March 31, 1999             2,719,614    $2,720   $13,076     $8,960      ($182)      $185      $24,759
                                    ===========================================================================

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                      FOR THE
                                             FOR THE QUARTER ENDED   YEAR ENDED
($ in thousands)                                   MARCH 31,        DECEMBER 31,
                                            ---------------------- ------------
OPERATING ACTIVITIES                           1999        1998          1998
                                            ---------- ----------- ------------
Net income                                     $   791     $   775   $    2,626


Adjustments to reconcile net income to cash
Provided by operating activities:
  Provision for loan losses                        105         100          435
  Depreciation of premises and equipment           136         115          471
  Gains on sale of land                             -          (57)         (57)
  Gains on sale or call of investment securities    (5)         -            (3)
  Amortization of investment securities
    discount-net                                   125          23          326
  Deferred tax benefit                             (29)        (23)         (60)
  Decrease (increase) in accrued interest
    receivable                                      64         (16)        (446)
  Increase in prepaid expenses and other assets   (126)       (157)        (209)
  Decrease  in accrued interest payable            (81)         (3)         114
  Increase in accrued expenses and other
    liabilities                                    139         244          336
                                            ---------- ----------- ------------
Net cash provided by operating activities    1,119       1,001        3,533
                                            ---------- ----------- ------------
INVESTING ACTIVITIES
  Net decrease in interest-bearing bank balances    -          495           -
  Purchases of investment securities            (5,032)    (10,571)     (36,419)
  Proceeds from sales or calls of investment
    securities                                   6,500          -         2,002
  Proceeds from maturities of investment
    securities                                     672       3,336       14,192
  Net increase in loans made to customers       (6,754)       (466)     (16,815)
  Capital expenditures                              -          359          356
                                            ---------- ----------- ------------
    Net cash used in investing activities       (4,733)     (6,923)     (37,856)
                                            ---------- ----------- ------------
FINANCING ACTIVITIES
  Net increase in demand, savings and
    money market accounts                        4,549         545       22,868
  Net (decrease) increase in certificates
    of deposit                                  (4,664)      2,862        9,060
  Net increase (decrease) in securities
    sold under agreements  to repurchase         5,646       1,094          382
  Net increase (decrease) in federal
    funds purchased                                 40         (32)        (551)
  Net (decrease) increase  in FHLB advances        (40)      1,994        2,860
  Purchase of treasury stock                        -          (12)          -
  Dividend payments                               (269)        (69)      (1,281)
  Exercise of options                               93          40          335
                                            ---------- ----------- ------------
    Net cash provided by financing activities    5,355       6,422       33,673
                                            ---------- ----------- ------------
INCREASE IN CASH AND CASH EQUIVALENTS            1,741         500         (650)
Cash and cash equivalents at beginning
  of period                                     27,533      27,193       28,183
                                            ---------- ----------- ------------

Cash and cash equivalents at end of period     $29,274     $27,693     $ 27,533
                                            ========== =========== ============

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - SHARES USED IN COMPUTING NET INCOME PER SHARE

Net income per diluted share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted average shares outstanding were 2,772,000 and 2,774,000 for the first quarters of 1999 and 1998, respectively. They included 83,000 and 127,000 common equivalent shares in 1999 and 1998, respectively.

NOTE 3 - FORWARD LOOKING STATEMENTS

The Savannah Bancorp, Inc. (the Company) may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this quarterly report on form 10-Q and, in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at March 31, 1999 and December 31, 1998 and results of operations for the quarters ended March 31, 1999 and 1998, the following analysis should be reviewed along with other information including the Company's December 31, 1998 Annual Report on Form 10-K.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES

                       FIRST QUARTER FINANCIAL HIGHLIGHTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)

                                                                      Percent
BALANCE SHEET DATA                                                    Increase
AT MARCH 31                               1999           1998***     (Decrease)
-------------------------------------------------------------------------------
( thousands, except per share data)

Total assets                           $ 272,195      $ 236,632          15
Interest-earning assets                  249,658        221,965          12
Loans                                    177,600        154,662          15
Allowance for loan losses                  2,416          2,141          13
Nonperforming assets                         232            384         (40)
Deposits                                 232,257        203,851          14
Interest-bearing liabilities             206,445        181,706          14
Shareholders' equity                      24,759         22,699           9
Allowance for possible
  loan losses to total loans               1.36%          1.38%
Loan to deposit ratio                     76.47%         75.87%
Equity to assets                           9.10%          9.59%
Tier 1 capital to risk-
  weighted assets                         12.88%         14.06%
Book value per share                      $ 9.18         $ 8.58           7
Outstanding shares                         2,697          2,647           2

FOR THE FIRST QUARTER

NET INCOME                             $     791      $     775 *         2
Return on average assets                   1.22%          1.36%
Return on average equity                  13.06%         14.09%
Overhead ratio **                         61.36%         59.32%

NET INCOME PER SHARE:
Basic                                      $ .29         $ .29            0
Diluted                                    $ .29         $ .28            4

AVERAGE SHARES:

Basic                                      2,689         2,647            2
Diluted                                    2,772         2,774           (0)


  * - includes after-tax gain of $35 on sale of land
 ** - Overhead ratio = other expense / (net interest income + other income)
*** - restated to include Bryan Bancorp of Georgia, Inc.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The objectives of funds management include maintaining adequate liquidity and reasonable harmony between the repricing of sources and uses of funds for interest sensitive assets and liabilities. The goal of liquidity management is to ensure the availability of adequate funds to meet the loan demand and the deposit withdrawal needs of customers. This is achieved through maintaining a combination of sufficient liquid assets, core deposit growth and unused capacity to purchase funds in the money markets.

During the first quarter 1999, loans increased $6.7 million, or 4%, while deposits remained virtually the same at $232 million. However, average deposits decreased during the quarter because of a pricing strategy designed to lower the cost of funds by reducing premium rates paid on time deposits. This strategy resulted in a reduction of $4.9 million of large time deposits and other time deposits remained virtually level. The loan to deposit ratio increased from 74% at the beginning of the year to 76.5% at the end of the first quarter. Management consistently emphasizes both loan and deposit growth and has targeted a loan to deposit ratio between 80% and 85%. This ratio has been and is currently below target due to high deposit growth resulting from the three offices opened since 1995 and competitive deposit pricing. Core deposit growth should continue at a slower growth rate through slightly less competitive time deposit rates and a more convenient branch office network. Both subsidiary banks are members and shareholders of the Federal Home Loan Bank of Atlanta. As a member of the FHLB, the subsidiary banks have access to short-term and long-term borrowings at favorable rates. These borrowings can be used for liquidity, asset-liability management and matched loan funding purposes. The subsidiary banks also have $15 million of federal funds borrowing lines available from correspondent banks.

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

The Company's cash flow maturity and repricing gap at March 31, 1999, was $14.4 million within one year, or 12.5 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $17.3 million, or
6.9 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap. The maturity and repricing gap between one and five years will adjust significantly each year through normal loan and deposit activity. Based on the presently expected principal cash flows and interest rates and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances.

The short-term asset sensitivity position of the Company indicates that net interest income will be impacted negatively when the prime rate and deposit rates decline. Soon after the rate declines cease, net interest income will be impacted positively due to the continued time deposit repricing at lower rates. The opposite is true in the event of rising rates.

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

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At March 31, 1999, the Company had unfunded commitments to extend credit of $41.033 million and outstanding stand-by letters of credit of $1.222 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The financial condition of the Company can be assessed by examining the changes and relationships in the sources and uses of funds as shown in the consolidated statements of cash flows. The Company increased its investment in callable U.S. Government agency securities in 1998. In general, investments have expected maturities of less than five years. Tax-exempt bank qualified municipals total $8.6 million, or approximately 14 percent of the investment portfolio, and have weighted average maturities of approximately 5.4 years. At March 31, 1999, the investment in bank premises and equipment totaled $4.810 million, or approximately 19 percent of equity capital.

The Savannah Bank, N.A. has classified all investment securities as available for sale since January 1, 1994. Bryan Bank & Trust classified their municipal bonds as held to maturity until their merger with the Company in December 1998. During the first quarter, an increase in U.S. Treasury market rates of approximately 50 to 100 basis points caused net unrealized gains on available for sale securities to decrease to $185 from $516 during the first quarter, 1999. These amounts are included in shareholders' equity at March 31, 1999 and December 31, 1998, respectively, in other accumulated comprehensive income.

The Company's lending and investment policies continue to emphasize high quality growth. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company.

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of March 31, 1999, the Company and the subsidiary banks exceed the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $24.759 million, or 9.1% of total assets. Management expects that capital ratios will continue above the well-capitalized capital ratio level. The high capital ratio and expected future earnings allows the bank to continue its aggressive growth objectives without having to raise additional capital.

RESULTS OF OPERATIONS

FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

Net income for the first quarter, 1999 was $791,000, up 2 percent from $775,000 in the first quarter, 1998. This represented annualized returns of 13.06 percent on average equity and 1.22 percent on average assets for the first quarter, 1999. Diluted earnings per share were $0.29 in the first quarter, 1999 compared to $0.28 for the same period in 1998, an increase of 4 percent. The 1998 earnings included a pre-tax, none-recurring gain on sale of land of $57,000, or $35,000 after-tax. Excluding the gain, net income for 1999 increased 7% over 1998.

Net interest income was $2,749,000 in 1999 compared to $2,457,000 in 1998, an increase of $292,000, or 12%. Average interest-earning assets were up $31.4 million, or 14.4% in 1999 over 1998. The prime rate decreased 75 basis points to 7.75% during September through November 1998 and time deposit rates decreased between 50 and 100 basis points during the fourth quarter, 1998. The net yield on interest earning assets decreased to 4.53 percent in 1999 from 4.63 percent in 1998.

The provision for loan losses was $105 in 1999 compared to $100 in 1998. Net loan charge-offs totaled $12,000 for the first quarter 1999 and $22,000 in 1998. There was $232,000 in non-performing assets at March 31, 1998 and $384,000 at March 31, 1998. The allowance for possible loan losses was 1.36% of loans at March 31, 1999 and 1.38% at March 31, 1998.

Other income was $557,000 in 1999 compared to $562,000 in 1998. Other income included mortgage origination fees of $194,000 and $187,000, in 1999 and 1998, respectively. Other income in 1998 also included the $57,000 gain from the sale of land by Bryan.

Other expenses were $2,026,000 in 1999 compared to $1,757,000 in 1998, an increase of $269, or 15%. Other expenses were higher primarily from increased personnel and occupancy costs at The Savannah Bank, N.A. These costs included the Medical Arts Office opening in September 1998 and the leasing of approximately 3,500 square feet of additional office space in the Main Office and Mall Boulevard Office for the trust, mortgage, branch operations and technology functions. The Company's facilities and staff are now positioned to add significant loan and deposit growth with a lower overhead growth rate.

The provision for income taxes was $384,000 in 1999 and $387,000 in 1998. The effective federal and state tax rates were 32.7% and 33.3% in 1999 and 1998, respectively. The decrease in the effective rate was due primarily to higher levels of tax exempt securities. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

YEAR 2000 READINESS DISCLOSURE (Made under the Year 2000 Information and Readiness Act. This disclosure contains information from other published sources, the validity of which has not been independently verified by The Savannah Bancorp, Inc.)

The subsidiaries of The Savannah Bancorp, Inc., The Savannah Bank, N.A. ("Savannah Bank") and Bryan Bank & Trust ("Bryan Bank"), have conducted reviews of their business systems, including their computer systems, to identify ways in which their systems could be affected by problems in correctly processing date information. Both banks formed Year 2000 readiness teams and engaged Year 2000 consultants and developed a plan to ensure a smooth transition of the systems, products and vendors that they rely on into the twenty-first century. Additionally, Savannah Bank and Bryan Bank are working with their loan customers to monitor potential credit exposure that might result from a lack of their systems' readiness for the Year 2000.

Savannah Bank's and Bryan Bank's primary software systems are licensed from an outside vendor, M & I Data Systems, Inc. ("M&I") in Milwaukee, Wisconsin. The core customer information system ("CIS"), loan, deposit, general ledger, automated teller machine ("ATM") and card-based systems are all maintained and processed by M&I, the largest bank-owned data processor for banks in the United States. For other operations related systems, Savannah Bank and Bryan Bank have received commitments from vendors providing those services to provide the required systems modifications to ensure compliance. Management believes those commitments will be met in advance of July 1, 1999.

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

Testing for the Company includes, but is not limited to, current system updates before, during and after the start of year 2000 including Leap Year. A variety of testing is performed both before and after the implementation of solutions. Internal and external interfaces are being tested to the extent M&I can control the process. Contingency plans and business resumption plans are in place. Customer balance and other information are backed up on paper, tape, film and fiche. Copies are kept at multiple locations. Specific contingency plans relating to Year 2000 issues will be substantially completed to meet regulatory requirements.

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

Management of The Savannah Bancorp, Inc. believes M&I, Savannah Bank and Bryan Bank will be successful in the achievement of their Year 2000 readiness plans and does not believe that the execution of the plan will have a material adverse effect on future operating results. However, management of the Company and M&I cannot be assured that factors outside of its ability to test and control, such as communications lines and electric power, will work properly in the year 2000. Short-term contingency plans in the event of temporary loss of power and communications are being developed during the second quarter, 1999. The total cost for The Savannah Bancorp, Inc. for Year 2000 compliance is estimated to be between $200,000 and $300,000. However, this includes $150,000 to $200,000 in normal upgrades and salaries of existing personnel. The incremental Year 2000 expense is estimated to be between $60,000 and $100,000, for 1998 and 1999 combined, for Savannah Bank and Bryan Bank.

TABLE 1 - LONG-TERM MATURITY GAP AND REPRICING DATA

The following is the Company's long-term maturity and repricing data for the Company as of March 31, 1999.



       ($ in 000's)         One      Two     Three     Four    Five
INTEREST-BEARING ASSETS     Year    Years    Years     Years   Years    Beyond   Total
                          -------- -------- -------- -------- -------- -------- --------
Investment securities     $ 18,127 $ 15,271 $  2,998 $  8,503 $  4,557 $ 10,148 $ 59,604
                             6.03%    6.05%    5.90%    5.81%    6.23%    5.85%    5.98%
Federal funds sold          12,154     -        -        -        -        -      12,154
                             4.75%     -        -        -        -        -       4.75%
Loans - fixed rates         45,447   18,619   21,542    6,868    9,570    4,232 *106,278
                             8.54%    8.91%    8.91%    8.72%    8.20%    8.45%    8.66%
Loans - variable rates      39,337   10,739    9,358    5,072    3,701    2,883   71,090
                             8.56%    8.55%    8.39%    8.12%    8.06%    8.88%    8.49%
                          -------- -------- -------- -------- -------- -------- --------
Total earning assets       115,065   44,629   33,898   20,443   17,828   17,263  249,126
                             7.75%    7.85%    8.50%    7.36%    7.67%    7.00%    7.78%
                          -------- -------- -------- -------- -------- -------- --------

INTEREST BEARING DEPOSITS:

NOW and savings (a)          6,356    6,356    6,355    6,355    6,355   31,776   63,553
                             2.30%    2.30%    2.30%    2.30%    2.30%    2.30%    2.30%
Money market (a)             3,179    3,179    3,179    3,179    3,179   15,898   31,793
                             3.83%    3.83%    3.83%    3.83%    3.83%    3.83%    3.83%
Time,  $100M and over       32,003    2,867      350      967      641     -      36,828
                             5.27%    5.75%    5.43%    6.15%    5.51%     -       5.34%
Other Time                  48,968    6,185    1,561    2,233    2,016     -      60,963
                             5.04%    5.68%    5.53%    5.93%    5.83%     -       5.18%
                          -------- -------- -------- -------- -------- -------- --------
Total interest bearing      90,506   18,587   11,445   12,734   12,191   47,674  193,137
deposits                     4.89%    4.22%    3.26%    3.61%    3.45%    2.81%    4.04%
Other borrowing              8,898     -        -        -        -        -       8,898
                             4.51%     -        -        -        -        -       4.51%
Federal Home Loan Bank
Advances                     1,265      265      265      265      265    2,085    4,410
                             6.31%    6.09%    6.09%    6.09%    6.09%    5.77%    6.00%
                          -------- -------- -------- -------- -------- -------- --------
Total interest bearing     100,669   18,852   11,710   12,999   12,456   49,759  206,445
liabilities                  4.87%    4.25%    3.33%    3.66%    3.51%    2.93%    4.10%
                          -------- -------- -------- -------- -------- -------- --------
GAP-EXCESS ASSETS
(LIABILITIES)               14,396   25,777   22,188    7,444    5,372  (32,496)  42,681
                          -------- -------- -------- -------- -------- -------- --------
GAP-CUMULATIVE-3/31/99    $ 14,396 $ 40,173 $ 62,361 $ 69,805 $ 75,177 $ 42,681 $ 42,681
                          -------- -------- -------- -------- -------- -------- --------


(a)- estimated cash flow runoff of 10% per year has been assumed.

The Company's cash flow gap is $14,397 within one year, or six percent of total interest-earning assets. Fixed rate earning assets with maturities over five years total $14,380 or six percent of total interest-earning assets. The cash flow gaps between one and five years will adjust significantly each year through normal loan and deposit activity. Based on the principal cash flows and interest rates presented above, and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances of 5 percent of the net interest income.

PART II - OTHER INFORMATION

Item 1.      Legal proceedings.  None

Item 2.      Changes in securities.  None

Item 3.      Defaults upon senior securities.  None

Item 4.      Submission of matters to a vote of security holders.

The regular 1999 Annual Meeting of Shareholders to reelect directors was held on April 20, 1999. Six existing directors were reelected for a three-year term. A total of 2,238,990 shares were cast by proxy or 83.2 percent of the total outstanding shares. All shares were cast for the election of the directors except 55,351 shares, or 2.1 percent, were withheld from two directors. No other shareholder actions were taken at the meeting.

Item 5.      Other information.  None

Item 6.      Exhibits or reports on Form 8-K.

On January 28, 1999, the Registrant filed a Form 8-K reporting the 1998 earnings announcement that also included five years of historical financial information. The historical financial information was restated to include the merger with Bryan Bancorp of Georgia, Inc. which was accounted for as a pooling of interests.

On March 15, 1999, the Registrant filed a Form 8-K reporting one month of combined earnings for the merged companies.

On April 26, 1999, the Registrant filed a Form 8-K reporting a change in the Registrant's Independent Certified Public Accountants from Arthur Andersen LLP to BDO Siedman LLP. There were no disagreements, reportable events or qualified opinion issues. The decision to change auditors was approved by the audit committee and the full board of Directors on April 19, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     The Savannah Bancorp, Inc.
                                    -------------------------------
                                             (Registrant)


Date  5/13/99                        /s/ Archie H. Davis
      -------                       -------------------------------
                                    Archie H. Davis - President & CEO

Date  5/13/99                       /s/ Robert B. Briscoe
      -------                       -------------------------------
                                    Robert B. Briscoe - Chief Financial Officer