Form 10-Q/A
period 1999-03-31
SAVANNAH BANCORP INC
filed 1999-05-19
CIK 860519

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

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                      FOR THE
                                             FOR THE QUARTER ENDED   YEAR ENDED
($ in thousands)                                   MARCH 31,        DECEMBER 31,
                                            ---------------------- ------------
OPERATING ACTIVITIES                           1999        1998          1998
                                            ---------- ----------- ------------
Net income                                     $   791     $   775   $    2,626



Adjustments to reconcile net income to cash
Provided by operating activities:
  Provision for loan losses                        105         100          435
  Depreciation of premises and equipment           136         115          471
  Gains on sale of land                             -          (57)         (57)
  Gains on sale or call of investment securities    (5)         -            (3)
  Amortization of investment securities
    discount-net                                   125          23          326
  Deferred tax benefit                             (29)        (23)         (60)
  Decrease (increase) in accrued interest
    receivable                                      64         (16)        (446)
  Increase in prepaid expenses and other assets   (126)       (157)        (209)
  Decrease  in accrued interest payable            (81)         (3)         114
  Increase in accrued expenses and other
    liabilities                                    139         244          336
                                            ---------- ----------- ------------
Net cash provided by operating activities        1,119       1,001        3,533
                                            ---------- ----------- ------------
INVESTING ACTIVITIES
  Net decrease in interest-bearing bank balances    -          495           -
  Purchases of investment securities            (5,032)    (10,571)     (36,419)
  Proceeds from sales or calls of investment
    securities                                   6,500          -         2,002
  Proceeds from maturities of investment
    securities                                     672       3,336       14,192
  Net increase in loans made to customers       (6,754)       (466)     (16,815)
  Capital expenditures                            (119)        (76)      (1,172)
  Proceeds from sale of land                        -          359          356
                                            ---------- ----------- ------------
    Net cash used in investing activities       (4,733)     (6,923)     (37,856)
                                            ---------- ----------- ------------
FINANCING ACTIVITIES
  Net increase in demand, savings and
    money market accounts                        4,549         545       22,868
  Net (decrease) increase in certificates
    of deposit                                  (4,664)      2,862        9,060
  Net increase (decrease) in securities
    sold under agreements  to repurchase         5,646       1,094          382
  Net increase (decrease) in federal
    funds purchased                                 40         (32)        (551)
  Net (decrease) increase  in FHLB advances        (40)      1,994        2,860
  Purchase of treasury stock                        -          (12)          -
  Dividend payments                               (269)        (69)      (1,281)
  Exercise of options                               93          40          335
                                            ---------- ----------- ------------
    Net cash provided by financing activities    5,355       6,422       33,673
                                            ---------- ----------- ------------
INCREASE IN CASH AND CASH EQUIVALENTS            1,741         500         (650)
Cash and cash equivalents at beginning
  of period                                     27,533      27,193       28,183
                                            ---------- ----------- ------------


Cash and cash equivalents at end of period     $29,274     $27,693     $ 27,533
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


Date  5/19/99                        /s/ Archie H. Davis
      -------                       -------------------------------
                                    Archie H. Davis - President & CEO

Date  5/19/99                       /s/ Robert B. Briscoe
      -------                       -------------------------------
                                    Robert B. Briscoe - Chief Financial Officer