Form 10-Q
period 1999-06-30
SAVANNAH BANCORP INC
filed 1999-08-11
CIK 860519

=======================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-Q

                                   (Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _ Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1999.

           2,709,814 shares of Common Stock, $1.00 par value per share

             ======================================================

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                                 FORM 10-Q INDEX
                                  JUNE 30, 1999

                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets - June 30, 1999 and 1998
            and December 31, 1998                                           2
         Consolidated Statements of Income
            For the Quarter Ended June 30, 1999 and 1998                    3
            For the Six Months Ended June 30, 1999 and 1998                 4
         Consolidated Statements of Changes in Shareholders' Equity
            For the Six Months Ended June 30, 1999 and 1998                 5
         Consolidated Statements of Cash Flows
            For the Six Months Ended June 30, 1999 and 1998                 6
         Condensed Notes to Consolidated Financial Statements              7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      9-17

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                18
Item 2.   Changes in Securities                                            18
Item 3.   Defaults Upon Senior Securities                                  18
Item 4.   Submission of Matters to a Vote of Security Holders              18
Item 5.   Other Information                                                18
Item 6.   Exhibits and Reports on Form 8-K                                 18
Signatures                                                                 18

EXHIBITS

Financial Data Schedules                                                 EX-27

ITEM 1. FINANCIAL STATEMENTS

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)
                                              JUNE 30,   December 31,   June 30,
                                                 1999         1998         1998
                                          ------------ ------------ ------------
ASSETS                                     (Unaudited)               (Unaudited)

Cash and due from banks                     $  11,395    $  17,355    $   8,702
Federal funds sold                             11,157       10,178       15,448
Securities available for sale, at fair
  value (amortized cost of $58,512 on
  6/30/99, $61,864 on 12/31/98 and
  $52,259 on 6/30/98)                          57,827       62,703       52,503
Loans                                         190,271      170,858      158,756
Less allowance for loan losses                 (2,520)      (2,323)      (2,114)
                                          ------------ ------------ ------------
    Net loans                                 187,751      168,535      156,642
Premises and equipment, net                     4,885        4,827        4,091
Other assets                                    3,365        2,782        2,847
                                          ------------ ------------ ------------
    TOTAL ASSETS                            $ 276,380    $ 266,380    $ 240,233
                                          ============ ============ ============
LIABILITIES
Deposits:

   Non interest-bearing demand              $  37,858    $  39,353    $  30,108
   Interest-bearing demand                     55,936       44,269       40,561
   Savings                                     12,513       11,632       12,478
   Money market accounts                       32,154       34,663       27,567
   Time, $100,000 and over                     36,526       41,723       37,282
   Other time deposits                         61,178       60,732       59,858
                                          ------------ ------------ ------------
    Total deposits                            236,165      232,372      207,854
Other short-term borrowings                    10,602        3,211        3,927
Federal Home Loan Bank Advances                 3,350        4,450        3,532
Other liabilities                               1,496        1,872        1,426
                                          ------------ ------------ ------------

    TOTAL LIABILITIES                         251,613      241,905      216,739
                                          ------------ ------------ ------------
SHAREHOLDERS' EQUITY

  Common stock, par value $1 per share:
    authorized 20,000,000 shares; issued
    2,719,614 shares                            2,720        2,720        2,720
  Preferred stock, par value $1 per share:
    Authorized 10,000,000 shares, none issued    -            -            -
  Capital surplus                              13,076       13,076       13,050
  Retained earnings                             9,500        8,438        7,952
  Treasury stock, 9,800 shares at 6/30/99,
    37,125 shares at 12/31/98, and 52,425
    shares at 6/30/98                            (107)        (275)        (379)
  Accumulated other comprehensive income(loss)   (422)         516          151
                                          ------------ ------------ ------------
    TOTAL SHAREHOLDERS' EQUITY                 24,767       24,475       23,494
                                          ------------ ------------ ------------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                $ 276,380    $ 266,380    $ 240,233
                                          ============ ============ ============

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                     FOR THE QUARTER ENDED
                                                            JUNE 30,
                                                    --------------------------
($ in thousands, except share data)                        1999          1998
                                                    ------------  ------------
INTEREST INCOME
Loans                                                    $4,055        $3,728
Investment securities:
  Taxable                                                   731           660
  Non-taxable                                               111            90
Deposits with banks                                           2             8
Federal funds sold                                          133           282
                                                    ------------  ------------
Total  interest income                                    5,032         4,768
                                                    ------------  ------------
INTEREST EXPENSE

Deposits                                                  1,916         2,068
Other borrowings                                            170           117
                                                    ------------  ------------
Total interest expense                                    2,086         2,185
                                                    ------------  ------------
NET INTEREST INCOME                                       2,946         2,583
Provision for loan losses                                   120            90
                                                    ------------  ------------

Net interest income after
  provision for loan losses                               2,826         2,493
                                                    ------------  ------------
OTHER INCOME
Service charges on deposit accounts                         227           187
Mortgage origination fees                                   177           201
Other income                                                153           145
                                                    ------------  ------------
Total other operating revenue                               557           533
Gains on sales of securities                                  8             1
                                                    ------------  ------------
Total other income                                          565           534
                                                    ------------  ------------
OTHER EXPENSE
Salaries and employee benefits                            1,155           993
Occupancy expense                                           165           118
Equipment expense                                           142           141
Other operating expenses                                    649           497
                                                    ------------  ------------
Total other expense                                       2,111         1,749
                                                    ------------  ------------
Income before provision for income taxes                  1,280         1,278
Provision for income taxes                                  415           447
                                                    ------------  ------------
NET INCOME                                                $ 865         $ 831
                                                    ============  ============
NET INCOME PER SHARE:
  Basic                                                  $ 0.32       $  0.31
                                                    ============  ============
  Diluted                                                $ 0.31       $  0.30
                                                    ============  ============

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                     FOR THE SIX MONTHS ENDED
                                                             JUNE 30,
                                                    --------------------------
($ in thousands, except share data)                         1999         1998
                                                    ------------  ------------
INTEREST INCOME
Loans                                                    $7,890        $7,360
Investment securities:
  Taxable                                                 1,521         1,244
  Non-taxable                                               210           174
Deposits with banks                                           3            18
Federal funds sold                                          272           540
                                                    ------------  ------------
Total  interest income                                    9,896         9,336
                                                    ------------  ------------
INTEREST EXPENSE
Deposits                                                  3,831         4,089
Other borrowings                                            370           207
                                                    ------------  ------------
Total interest expense                                    4,201         4,296
                                                    ------------  ------------
NET INTEREST INCOME                                       5,695         5,040
Provision for loan losses                                   225           190
                                                    ------------  ------------
Net interest income after
  provision for loan losses                               5,470         4,850
                                                    ------------  ------------
OTHER INCOME
Service charges on deposit accounts                         458           367
Mortgage origination fees                                   371           388
Other income                                                280           283
                                                    ------------  ------------
Total other operating revenue                             1,109         1,038
Gains on sales of securities and land                        13            58
                                                    ------------  ------------
Total other income                                        1,122         1,096
                                                    ------------  ------------
OTHER EXPENSE
Salaries and employee benefits                            2,294         1,974
Occupancy expense                                           320           230
Equipment expense                                           278           287
Other operating expenses                                  1,245         1,015
                                                    ------------  ------------
Total other expense                                       4,137         3,506
                                                    ------------  ------------
Income before provision for income taxes                  2,455         2,440
Provision for income taxes                                  799           834
                                                    ------------  ------------

NET INCOME                                              $1, 656        $1,606
                                                    ============  ============

NET INCOME PER SHARE:
   Basic                                                 $ 0.61        $ 0.61
                                                    ============  ============
   Diluted                                               $ 0.60        $ 0.58
                                                    ============  ============

See the condensed notes to the consolidated financial statements.


                  THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (Unaudited)

                                                                                  Accumulated
                                                                                     Other
                                       Common  Stock  Capital Retained Treasury  Comprehensive
($ in thousands,  except share data)   Shares  Amount Surplus Earnings   Stock       Income     Total
-----------------------------------  --------- ------ ------- -------- --------  ------------- -------
Balance, December 31, 1997           2,713,148 $2,713 $12,977   $7,093   ($504)          $118  $22,397
Comprehensive income:
Net income                                                       1,606                           1,606
Change in unrealized gains on
  securities available for sale,
  net of tax                                                                               33       33
                                                                                               -------
     Total comprehensive income                                                                   1639
Cash dividends - $.14 per share                                   (241)                           (241)
Cash dividends of acquired banks                                  (506)                           (506)

Exercise of options                      7,400      8      32              125                     165
Tax benefit from exercise of options                       53                                       53

Retirement of Bryan treasury stock        (934)    (1)    (12)                                     (13)
                                     --------- ------ ------- -------- --------  ------------- -------
Balance, June 30, 1998               2,719,614 $2,720 $13,050   $7,952   ($379)         $151   $23,494
                                     --------- ------ ------- -------- --------  ------------- -------

Balance, December 31, 1998           2,719,614 $2,720 $13,076   $8,438   ($275)         $516   $24,475
Comprehensive income:
Net income                                                       1,656                           1,656
Change in unrealized gains (losses)
  on securities available for sale,
  net of tax                                                                            (938)     (938)
                                                                                                -------
     Total comprehensive income                                                                    718
Cash dividends - $.22 per share                                   (594)                           (594)

Treasury stock issued to meet
   stock option exercises                                                  168                     168
                                     --------- ------ ------- -------- --------  ------------- -------
Balance, June 30, 1999               2,719,614 $2,720 $13,076   $9,500   ($107)         ($422) $24,767
                                     --------- ------ ------- -------- --------  ------------- -------

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


          FOR THE
                                           FOR THE SIX MONTHS ENDED  YEAR ENDED
($ in thousands)                                    JUNE 30,        DECEMBER 31,
                                                  (Unaudited)
                                           ------------------------ ------------
                                                 1999         1998         1998
                                           -----------  ----------- ------------
OPERATING ACTIVITIES
  Net income                                $   1,656    $   1,606   $    2,626

Adjustments to reconcile net income to cash
Provided by operating activities:
  Provision for loan losses                       225          190          435
  Depreciation of premises and equipment          277          229          471
  Gains on sale of land                            -           (57)         (57)
  Gains on sales or calls of investment
    securities                                    (13)          -            (3)
  Amortization of investment securities
    discount-net                                   59           43          326
  Deferred taxes                                    1          (23)         (60)
  Decrease (increase) in accrued interest
    receivable                                     21         (409)        (446)
  Increase in prepaid expenses and other
    assets                                       (142)        (178)        (209)
 (Decrease) increase  in accrued interest
    payable                                       (64)          25          114
 (Decrease) increase in accrued expenses and
   other liabilities                             (189)          93          336
                                           -----------  ----------- ------------
 Net Cash provided by operating activities      1,831        1,519        3,533
                                           -----------  ----------- ------------
INVESTING ACTIVITIES

Net decrease in interest-bearing bank balances     -           990           -
Purchases of investment securities            (10,350)     (16,329)     (36,419)
Proceeds from sales or calls of investment
   securities                                   2,377        1,108        2,002
Proceeds from maturities of investment
   securities                                  11,279        4,881       14,192
Net increase in loans made to customers       (19,441)      (4,678)     (16,815)
Capital expenditures                             (335)        (196)      (1,172)
Proceeds from sale of land                         -           359          356
                                           -----------  ----------- ------------
   Net cash used in investing activities      (16,470)     (13,865)     (37,856)
                                           -----------  ----------- ------------
FINANCING ACTIVITIES

Net increase in demand, savings and
   money market accounts                        8,545        3,666       22,868
Net (decrease) increase in certificates
   of deposit                                  (4,751)       3,744        9,060
Net increase  in securities sold under
   agreements to repurchase                     7,172          552          382
Net increase (decrease) in federal
  funds purchased                                 218           (5)        (551)
Net (decrease) increase  in FHLB advances      (1,100)       1,942        2,860
Purchase of treasury stock                        168          112           -
Dividend payments                                (594)        (748)      (1,281)
Exercise of options                                -            40          335
                                           -----------  ----------- ------------
   Net cash provided by financing activities    9,658        9,303       33,673
                                           -----------  ----------- ------------
DECREASE IN CASH AND CASH EQUIVALENTS          (4,981)      (3,043)        (650)
  Cash and cash equivalents at beginning
    of period                                  27,533       27,193       28,183
                                           -----------  ----------- ------------

Cash and cash equivalents at end of period    $22,552      $24,150     $ 27,533
                                           ===========  =========== ============

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - SHARES USED IN COMPUTING NET INCOME PER SHARE

Net income per diluted share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted average shares outstanding were 2,776,000 and 2,775,000 for the second quarters of 1999 and 1998, respectively. They included 70,000 and 127,000 common equivalent shares in 1999 and 1998, respectively. The diluted weighted average shares outstanding were 2,774,000 and 2,775,000 for the first six months of 1999 and 1998, respectively. They included 76,000 and 127,000 common equivalent shares in 1999 and 1998, respectively.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at June 30, 1999 and December 31, 1998 and results of operations for the quarters and six month periods ended June 30, 1999 and 1998, the following analysis should be reviewed along with other information including the Company's December 31, 1998 Annual Report on Form 10-K.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                       SECOND QUARTER FINANCIAL HIGHLIGHTS
                             JUNE 30, 1999 AND 1998
                                  (Unaudited)


                                                                       Percent
BALANCE SHEET DATA                                                     Increase
AT JUNE 30                                 1999           1998        (Decrease)
--------------------------------------------------------------------------------
(thousands, except per share data)

Total assets                           $ 276,380      $ 240,233           15
Interest-earning assets                  259,255        226,707           14
Loans                                    190,271        158,756           20
Allowance for loan losses                  2,520          2,114           19
Nonperforming assets                         197            379          (48)
Deposits                                 236,165        207,854           14
Interest-bearing liabilities             212,259        185,205           15
Shareholders' equity                      24,767         23,494            5
Allowance for possible
  loan losses to total loans                1.32%          1.33%           -
Loan to deposit ratio                      80.57%         76.38%           -
Equity to assets                            8.96%          9.78%           -
Tier 1 capital to risk-
  weighted assets                          12.44%         14.06%           -
Book value per share                      $ 9.14         $ 8.80            4
Outstanding shares                         2,710          2,670            1

PERFORMANCE DATA
FOR THE SECOND QUARTER

NET INCOME                             $     865      $     831            4
Return on average assets                    1.29%          1.38%           -
Return on average equity                   13.97%         14.66%           -
Overhead ratio                             60.26%         56.13%           -
Net interest margin                         4.75%          4.58%           -
NET INCOME PER SHARE:
    Basic                                  $ .32          $ .31            3
    Diluted                                $ .31          $ .30            3
AVERAGE SHARES:
    Basic                                  2,706          2,648            2
    Diluted                                2,776          2,775            0

PERFORMANCE DATA                                                       Percent
FOR THE SIX MONTHS                                                     Increase
ENDED JUNE 30                              1999           1998        (Decrease)
--------------------------------------------------------------------------------
NET INCOME                             $   1,656      $   1,606 *          3
Return on average assets                    1.26%          1.37%           -
Return on average equity                   13.52%         14.30%           -
Overhead ratio                             60.80%         57.68%           -
Net interest margin                         4.60%          4.62%           -

NET INCOME PER SHARE:
   Basic                                   $ .61         $ .61             -
   Diluted                                 $ .60         $ .58             3
AVERAGE SHARES:
   Basic                                   2,698         2,648             2
   Diluted                                 2,774         2,775             -

  * - includes after-tax gain of $35 on sale of land

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

During the second quarter 1999, loans increased $12.7 million to 190.3 million, or 7.1 percent. Deposits increased 3.9 million to $236.2 million, an increase of
1.7 percent. Average loans increased $10.8 million over the first quarter and interest-bearing deposits increased $6.5 million during the same period. Approximately $4 million of the average increase was seasonal public fund balances. The loan to deposit ratio increased from 74 percent at the beginning of the year to 80.6 percent at the end of the second quarter. Management consistently emphasizes both loan and deposit growth and has targeted a loan to deposit ratio between 80% and 85%. Core deposit growth should continue at a slower growth rate through slightly less competitive time deposit rates and a more convenient branch office network. Both subsidiary banks are members and shareholders of the Federal Home Loan Bank of Atlanta. As a member of the FHLB, the subsidiary banks have access to short-term and long-term borrowings at favorable rates. These borrowings can be used for liquidity, asset-liability management and matched loan funding purposes. The subsidiary banks also have $15 million of federal funds borrowing lines available from correspondent banks.

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

The Company's cash flow maturity and repricing gap at June 30, 1999, was $11.020 million within one year, or 4 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $15,964 million, or 6 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap. The maturity and repricing gap between one and five years will adjust significantly each year through normal loan and deposit activity. Based on the presently expected principal cash flows and interest rates and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances.

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

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At June 30, 1999, the Company had unfunded commitments to extend credit of $41.033 million and outstanding stand-by letters of credit of $1.222 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The financial condition of the Company can be assessed by examining the changes and relationships in the sources and uses of funds as shown in the consolidated statements of cash flows. Maturing investment securities have been invested in loans during the first six months of 1999. The Company increased its investment in callable U.S. Government agency securities in 1998. Generally, expected maturities of investments are less than five years. Tax-exempt bank qualified municipals total $8.8 million, or approximately 15 percent of the investment portfolio, and have weighted average maturities of approximately 5.1 years. At June 30, 1999, the investment in bank premises and equipment totaled $4.885 million, or approximately 20 percent of equity capital.

During the second quarter, an increase in U.S. Treasury market rates of approximately 50 to 75 basis points caused net unrealized gains of $839,000 at December 31, 1998 on available for sale securities to decrease to net unrealized losses of $685,000 at June 30, 1999. These losses and gains, net of tax are included in shareholders' equity at June 30, 1999 and December 31, 1998, respectively, in other accumulated comprehensive income.

The Company's lending and investment policies continue to emphasize high quality growth. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company.

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of June 30, 1999, the Company and the subsidiary banks exceed the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $24.767 million, or 9.0 percent of total assets. Management expects that capital ratios will continue above the well-capitalized capital ratio level. The high capital ratio and expected future earnings allows the bank to continue its aggressive growth objectives without having to raise additional capital.

RESULTS OF OPERATIONS

SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

Net income for the second quarter, 1999 was $865,000, up 4 percent from $831,000 in the second quarter, 1998. This represented annualized returns of 13.97 percent on average equity and 1.29 percent on average assets for the second quarter, 1999. Diluted earnings per share were $0.31 in the second quarter, 1999 compared to $0.30 for the same period in 1998, an increase of 3 percent.

Net interest income was $2,946,000 in 1999 compared to $2,583,000 in 1998, an increase of $363,000, or 14%. Average interest-earning assets of $252.6 million in the second quarter, 1999, were up $25.0 million, or 11 percent over the same period in 1998. The prime rate increased 25 basis points to 8.00 percent on June 30, 1999 and time deposit rates decreased between 50 and 100 basis points during the fourth quarter, 1998 and increased 25 to 50 basis points during the second quarter, 1999. The net interest margin for the second quarter, 1999 increased to
4.75 from 4.58 percent during the second quarter, 1998.

The provision for loan losses was $120,000 in 1999 compared to $90,000 in 1998. Net loan charge-offs totaled $29,000 for the second quarter 1999 and $117,000 in 1998. There was $197,000 in non-performing assets at June 30, 1999 and $379,000 at June 30, 1998. The allowance for possible loan losses was 1.32% of loans at June 30, 1999 and 1.33% at June 30, 1998.

Other operating income was $557,000 in 1999 compared to $533,000 in 1998. Other income included mortgage origination fees of $177,000 and $201,000, in 1999 and 1998, respectively.

Other expenses were $2,111,000 in 1999 compared to $1,749,000 in 1998, an increase of $362,000, or 21%. Other expenses were higher primarily from increased personnel and occupancy costs at The Savannah Bank, N.A. These costs included the Medical Arts Office opening in October 1998 and the leasing of approximately 3,500 square feet of additional office space in the Main Office and Mall Boulevard Office for the trust, mortgage, branch operations and technology functions. The Company's facilities and staff are now positioned to add significant loan and deposit growth with a lower overhead growth rate.

The provision for income taxes was $415,000 in 1999 and $447,000 in 1998. The effective federal and state tax rates were 32.4 percent and 35.0 percent in 1999 and 1998, respectively. The decrease in the effective rate was due primarily to higher levels of state tax exempt securities. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FIRST SIX MONTHS, 1999 COMPARED WITH FIRST SIX MONTHS, 1998

Net income for the first six months, 1999 was $1,656,000, up 3 percent from $1,606,000 in the first six months, 1998. This represented annualized returns of
13.52 percent on average equity and 1.26 percent on average assets for the first six months, 1999. Diluted earnings per share were $0.60 in the first six months, 1999 compared to $0.58 for the same period in 1998, an increase of 3 percent. The 1998 earnings included a after-tax, non-recurring gain on sale of land of $35,000. Excluding the gain, net income for 1999 increased 5 percent over 1998.

Net interest income was $5,695,000 in 1999 compared to $5,040,000 in 1998, an increase of $655,000, or 13 percent. Average interest-earning assets of $249.1 million in the first six months were up $26.1 million, or 12 percent in 1999 over the same period in 1998. The prime rate increased 25 basis points to 8.00 percent on June 30, 1999 after decreasing 75 basis points in the fourth quarter, 1998. Time deposit rates decreased between 50 and 100 basis points during the fourth quarter, 1998. The net interest margin decreased to 4.60 percent in 1999 from 4.62 percent in 1998.

The provision for loan losses was $225,000 in 1999 compared to $190,000 in 1998. Net loan charge-offs totaled $28,000 for the first six months 1999 and $139,000 in 1998.

Other income was $1,122,000 in 1999 compared to $1,096,000 in 1998. Other income included mortgage origination fees of $371,000 and $388,000, in 1999 and 1998, respectively.

Other expenses were $4,137,000 in 1999 compared to $3,506,000 in 1998, an increase of $631,000, or 18%. Other expenses were higher primarily from increased personnel and occupancy costs at The Savannah Bank, N.A. as explained in the quarterly comparison.

The provision for income taxes was $799,000 in 1999 and $834,000 in 1998. The effective federal and state tax rates were 32.5% and 34.2% in 1999 and 1998, respectively. The decrease in the effective rate was due primarily to higher levels of state tax exempt securities.

YEAR 2000 READINESS DISCLOSURE

THE PARAGRAPHS OF THIS SECTION CONSTITUTE A "YEAR 2000 READINESS DISCLOSURE" AS DEFINED IN THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT. PLEASE NOTE THAT THIS DISCLOSURE CONTAINS REPUBLISHED STATEMENTS BASED ON INFORMATION SUPPLIED BY ANOTHER PERSON OR ENTITY. THE CONTENTS OF THESE STATEMENTS HAVE NOT BEEN INDEPENDENTLY VERIFIED BY THE SAVANNAH BANCORP, INC. AND DO NOT CREATE ANY CONTRACTUAL RIGHTS OR OBLIGATIONS BETWEEN THE SAVANNAH BANK, N.A., M&I DATA SERVICES, INC. OR THEIR CUSTOMERS.

The subsidiaries of The Savannah Bancorp, Inc., The Savannah Bank, N.A. ("Savannah Bank") and Bryan Bank & Trust ("Bryan Bank"), have conducted reviews of their business systems, including their computer systems, to identify ways in which their systems could be affected by problems in correctly processing date information. Both banks formed Year 2000 readiness teams and engaged Year 2000 consultants and developed a plan to ensure a smooth transition of the systems, products and vendors that they rely on into the twenty-first century. Additionally, Savannah Bank and Bryan Bank are working with their loan customers to monitor potential credit exposure that might result from a lack of their systems' readiness for the Year 2000. Any Year 2000-related impact on the allowance for loan losses is determined through our normal risk rating process.

As of June 30, 1999, the company was substantially Year 2000 compliant and in accord with the guidelines established by the Federal Financial Institutions Examination Council (FFIEC). U.S. Office of the Comptroller of the Currency
(OCC) and the Federal Deposit Insurance Corporation (FDIC) are the primary regulators of our subsidiary institutions.

Savannah Bank's and Bryan Bank's primary software systems are licensed from an outside vendor, M & I Data Services, Inc. ("M&I") in Milwaukee, Wisconsin. The core customer information system ("CIS"), loan, deposit, general ledger, automated teller machine ("ATM") and card-based systems are all maintained and processed by M&I, the largest bank-owned data processor for banks in the United States. For other operations related systems, Savannah Bank and Bryan Bank have received commitments from vendors providing those services to provide the required systems modifications to ensure compliance. Those commitments were substantially met in advance of July 1, 1999.

In 1996, M&I senior management formed a Year 2000 project team. Plans were developed and resources dedicated to assess risks and to inventory, renovate, implement and test Year 2000 solutions for all computer hardware and software. The plans included reviewing equipment such as security systems, building systems, telecommunications, etc. Potential risks from non-compliant utilities, governmental bodies and other industries were also being assessed. The risk assessment and renovation phases for all mission critical systems were completed. M&I Data Services received ITAA 2000 Certification (Information Technology Association of America). Year 2000 ready, core-banking applications were installed on October 4, 1998. Mission critical systems are Year 2000 ready.

Testing for the Company has included, but was not limited to, current system updates before, during and after the start of Year 2000 including Leap Year. A variety of testing was performed both before and after the implementation of solutions. Internal and external interfaces have been tested to the extent M&I can control the process. Contingency plans and business resumption plans are in place. Customer balance and other information are backed up on paper, CD-rom, film and fiche. Copies are kept at multiple locations. Specific contingency plans relating to Year 2000 issues will be substantially completed to meet regulatory requirements.

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

Management of The Savannah Bancorp, Inc. believes M&I, Savannah Bank and Bryan Bank will be successful in the achievement of their Year 2000 readiness plans and does not believe that the execution of the plan will have a material adverse effect on future operating results. However, management of the Company and M&I cannot be assured that factors outside of its ability to test and control, such as telecommunications lines and electric power, will work properly in the year 2000. Short-term contingency plans, in the event of temporary loss of power and communications, were developed during the second quarter, 1999. The total cost for The Savannah Bancorp, Inc. for Year 2000 compliance is estimated to be between $200,000 and $300,000. However, this includes $150,000 to $200,000 in normal upgrades and salaries of existing personnel.

Although the Company has taken many actions aimed at the reduction of our Year 2000 exposure, there can be no assurance that these actions will fully mitigate the impact of Year 2000 issues. It is foreseeable that one or more events may disrupt the Company's normal business operations. In the event the Company fails to identify or correct a material Year 2000 problem, there could be disruptions in normal business operations. Such disruptions could have a material adverse effect on the Corporation's operations, liquidity or financial condition. In addition, there may be some parties, such as utilities, telecommunication companies, governmental agencies, and other providers, for which alternative arrangements or resources are not available. The Company is subject to various other risk, including: credit risk should our borrowers fail to adequately address Year 2000 issues; fiduciary risk, to the extent fiduciary assets fail to adequately address Year 2000 issues; and liquidity risk to the extent of deposit withdrawals and the extent our funds providers are unable to provide funds due to Year 2000 issues. It is not possible to quantify the potential impact of these risks at this time. However, there may be increases in future years in problem loans, credit losses, losses in the fiduciary business and liquidity problems, as well as the risk of litigation and potential losses from litigation related to the aforementioned items. Forward-looking statements contained in this "Year 2000 Readiness Disclosure" section should be evaluated in conjunction with the cautionary statements included in the introductory paragraphs under "Management's Discussion and Analysis of Results of Operations and Financial Condition".


TABLE 1 - LONG-TERM MATURITY GAP AND REPRICING DATA

The following is the Company's long-term maturity and repricing data for the Company as of June 30, 1999.

           ($ in 000's)               One      Two     Three    Four      Five
INTEREST-BEARING ASSETS               Year    Years    Years    Years     Years  Beyond     Total
-----------------------             -------  -------  -------  -------  -------  -------   -------

Investment securities               $13,912  $8,424    $4,329  $10,979    9,331   11,537    58,512
                                      5.82%    6.17%    6.25%    5.80%    5.93%    6.04%     5.96%
Federal funds sold                   11,157      -        -        -        -        -      11,157
                                      5.00%      -        -        -        -        -       5.00%
Loans - fixed rates                  49,264   20,746   24,719    7,452   10,776    4,427  *117,384
                                      8.37%    8.95%    8.61%    8.55%    8.06%    8.30%     8.50%
Loans - variable rates               39,814   11,189    9,342    5,426    4,140    2,976    72,887
                                      8.62%    8.73%    8.62%    8.19%    8.05%    8.62%     8.57%
                                    -------  -------  -------  -------  -------  -------   -------
Total earning assets                114,147   40,359   38,390   23,857   24,247   18,940   259,940
                                      7.82%    8.31%    8.35%    7.20%    7.24%    6.98%     7.80%
                                    -------  -------  -------  -------  -------  -------   -------
INTEREST BEARING DEPOSITS:

NOW and savings                       6,845    6,845    6,845    6,845    6,845   34,224    68,449
                                      2.27%    2.27%    2.27%    2.27%    2.27%    2.27%     2.27%
Money market accts                    3,215    3,215    3,215    3,215    3,215   16,079    32,154
                                      3.83%    3.83%    3.83%    3.83%    3.83%    3.83%     3.82%
Time, $100 and over                  32,679    1,977      536      992      342      -      36,526
                                      5.05%    5.73%    5.69%    6.13%    5.51%      -       5.13%
Other Time                           49,521    6,207    1,624    2,736    1,090      -      61,178
                                      4.90%    5.33%    5.58%    5.97%    5.49%      -       5.02%
                                    -------  -------  -------  -------  -------  -------   -------
Total interest bearing

Deposits                             92,260   18,244   12,220   13,788   11,492   50,303   198,307
                                      4.72%    3.96%    3.27%    3.64%    3.11%    2.77%     3.90%
Funds Purchased                      10,602      -        -        -        -        -      10,602
                                      4.85%      -        -        -        -        -       4.85%
Federal Home Loan Bank Advances         265      265      265      265      265    2,025     3,350
                                      6.00%    6.09%    6.09%    6.09%    6.09%    5.77%     5.89%
                                    -------  -------  -------  -------  -------  -------   -------
Total interest bearing liabilities  103,127   18,509   12,485   14,053   11,757   52,328   212,259
                                      4.74%    3.99%    3.33%    3.69%    3.17%    2.88%     3.98%

GAP-EXCESS ASSETS                    11,020   21,850   25,905    9,804   12,490  (33,388)   47,681
                                    -------  -------  -------  -------  -------  -------   -------

GAP-CUMULATIVE-6/30/99              $11,020  $32,870  $58,775  $68,579  $81,069  $47,681   $47,681
                                    -------  -------  -------  -------  -------  -------   -------

 (a)- estimated cash flow runoff of 10% per year has been assumed.

The Company's cash flow gap is $11,020 within one year, or four percent of total interest-earning assets. Fixed rate earning assets with maturities over five years total $15,964 or six percent of total interest-earning assets. The cash flow gaps between one and five years will adjust significantly each year through normal loan and deposit activity. Based on the principal cash flows and interest rates presented above, and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances of 5 percent of the net interest income.

PART II - OTHER INFORMATION

Item 1.      Legal proceedings.  None

Item 2.      Changes in securities.  None

Item 3.      Defaults upon senior securities.  None

Item 4.      Submission of matters to a vote of security holders. None

Item 5.      Other information.  None

Item 6.      Exhibits or reports on Form 8-K.  None

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

                                            The Savannah Bancorp, Inc.

                                          -------------------------------
                                                   (Registrant)


Date  8/11/99                                  /s/ Archie H. Davis
                                         ----------------------------------
                                         Archie H. Davis - President & CEO


Date  8/11/99                                 /s/ Robert B. Briscoe
                                         ----------------------------------
                                   Robert B. Briscoe - Chief Financial Officer