Form 10-Q
period 1999-09-30
SAVANNAH BANCORP INC
filed 1999-11-12
CIK 860519

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

                  For the quarterly period ended September 30, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _ Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 1999.

           2,709,814 shares of Common Stock, $1.00 par value per share

             ======================================================

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                                 FORM 10-Q INDEX

                               SEPTEMBER 30, 1999

                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1999 and 1998
            and December 31, 1998                                           2
         Consolidated Statements of Income

            For the Quarter Ended September 30, 1999 and 1998               3
            For the Nine Months Ended September 30, 1999 and 1998           4

         Consolidated Statements of Changes in Shareholders' Equity
            For the Nine Months Ended September 30, 1999 and 1998           5

         Consolidated Statements of Cash Flows

            For the Nine Months Ended September 30, 1999 and 1998           6
         Condensed Notes to Consolidated Financial Statements              7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      9-17

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                18
Item 2.   Changes in Securities                                            18
Item 3.   Defaults Upon Senior Securities                                  18
Item 4.   Submission of Matters to a Vote of Security Holders              18
Item 5.   Other Information                                                18
Item 6.   Exhibits and Reports on Form 8-K                                 18
Signatures                                                                 18

EXHIBITS

Financial Data Schedules                                                 EX-27

ITEM 1. FINANCIAL STATEMENTS

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)
                                      SEPTEMBER 30,  December 31,  September 30,
                                         1999           1998            1998
                                      ------------   -----------   ------------
ASSETS                                 (Unaudited)                  (Unaudited)

Cash and due from banks                 $  12,667      $  17,355      $   9,829
Federal funds sold                          6,376         10,178         18,742
Securities available for sale, at
 fair value (amortized cost of $59,511
 on 9/30/99, $61,864 on 12/31/98
 and $58,233 on 9/30/98)                   58,511         62,703         59,396
Loans                                     197,323        170,858        165,857
Less allowance for loan losses             (2,682)        (2,323)        (2,189)
                                      -----------    -----------   ------------
    Net loans                             194,641        168,535        163,668
Premises and equipment, net                 4,705          4,827          4,421
Other real estate owned                        45           -              -
Other assets                                3,340          2,782          2,179
                                      -----------    -----------   ------------
TOTAL ASSETS                            $ 280,285     $  266,380      $ 258,235
                                      ===========    ===========   ============

LIABILITIES
Deposits:
   Non interest-bearing demand           $ 37,362     $   39,353       $ 32,091
   Interest-bearing demand                 43,090         44,269         43,246
   Savings                                 11,934         11,632         12,100
   Money market accounts                   35,391         34,663         37,386
   Time, $100,000 and over                 38,562         41,723         38,397
   Other time deposits                     61,046         60,732         61,703
                                      -----------    -----------   ------------
    Total deposits                        227,385        232,372        224,923
Other short-term borrowings                 9,418          3,211          3,645
Federal Home Loan Bank Advances            16,309          4,450          3,501
Other liabilities                           1,994          1,872          1,476
                                      -----------    -----------   ------------

    TOTAL LIABILITIES                     255,106        241,905        233,545
                                      -----------    -----------   ------------
SHAREHOLDERS' EQUITY

Common stock, par value $1 per
 share: authorized 20,000,000
 shares; issued 2,719,614 shares            2,720          2,720          2,720
Preferred stock, par value $1 per
 share: Authorized 10,000,000
 shares, none issued                         -              -              -
Capital surplus                            13,076         13,076         13,050
Retained earnings                          10,106          8,438          8,535
Treasury stock, 9,800 shares at
 9/30/99, 37,125 shares at 12/31/98,
 and 45,800  shares at 9/30/98               (107)          (275)          (335)
Accumulated other comprehensive
 income(loss)                                (616)           516            720
                                      -----------    -----------   ------------
  TOTAL SHAREHOLDERS' EQUITY               25,179         24,475         24,690
                                      -----------    -----------   ------------
  TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                               $ 280,285     $  266,380      $ 258,235
                                      ===========    ===========   ============

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   FOR THE QUARTER ENDED
                                                        SEPTEMBER 30,
                                                -------------------------
($ in thousands, except share data)                 1999          1998
                                                ----------     ----------
INTEREST INCOME
Loans                                               $4,336         $3,872
Investment securities:
  Taxable                                              742            736
  Non-taxable                                          104             92
Deposits with banks                                   -                 1
Federal funds sold                                     104            172
                                                ----------     ----------
Total  interest income                               5,286          4,873
                                                ----------     ----------
INTEREST EXPENSE
Deposits                                             1,931          2,082
Other borrowings                                       263            111
                                                ----------     ----------
Total interest expense                               2,194          2,193
                                                ----------     ----------
NET INTEREST INCOME                                  3,092          2,680
Provision for loan losses                              165             85
                                                ----------     ----------

Net interest income after
  provision for loan losses                          2,927          2,595
                                                ----------     ----------
OTHER INCOME
Service charges on deposit accounts                    268            191
Mortgage origination fees                              126            263
Other income                                           161            129
                                                ----------     ----------
Total other operating revenue                          555            583
Gains on sales of securities                          -                 1
                                                ----------     ----------
Total other income                                     555            584
                                                ----------     ----------
OTHER EXPENSE
Salaries and employee benefits                       1,124          1,060
Occupancy expense                                      171            144
Equipment expense                                      144            148
Other operating expenses                               668            527
                                                ----------     ----------
Total other expense                                  2,107          1,879
                                                ----------     ----------
Income before provision for income taxes             1,375          1,300
Provision for income taxes                             444            450
                                                ----------     ----------

NET INCOME                                           $ 931          $ 850
                                                ==========     ==========

NET INCOME PER SHARE:
  Basic                                             $ 0.34          $0.32
                                                ==========     ==========

  Diluted                                           $ 0.34          $0.31
                                                ==========     ==========

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   FOR THE NINE MONTHS
                                                      SEPTEMBER 30,
                                                -------------------------
($ in thousands, except share data)                1999           1998
                                                ----------     ----------
INTEREST INCOME
Loans                                              $12,226        $11,233
Investment securities:
  Taxable                                            2,263          1,980
  Non-taxable                                          314            266
Deposits with banks                                      3             19
Federal funds sold                                     376            712
                                                ----------     ----------
Total  interest income                              15,182         14,210
                                                ----------     ----------
INTEREST EXPENSE
Deposits                                             5,762          6,171
Other borrowings                                       633            318
                                                ----------     ----------
Total interest expense                               6,395          6,489
                                                ----------     ----------
NET INTEREST INCOME                                  8,787          7,721
Provision for loan losses                              390            275
                                                ----------     ----------
Net interest income after
  provision for loan losses                          8,397          7,446
                                                ----------     ----------
OTHER INCOME
Service charges on deposit accounts                    726            558
Mortgage origination fees                              497            651
Other income                                           441            412
                                                ----------     ----------
Total other operating revenue                        1,664          1,621
Gains on sales of securities and land                   13             59
                                                ----------     ----------
Total other income                                   1,677          1,680
                                                ----------     ----------
OTHER EXPENSE
Salaries and employee benefits                       3,418          3,034
Occupancy expense                                      491            374
Equipment expense                                      422            435
Other operating expenses                             1,913          1,543
                                                ----------     ----------
Total other expense                                  6,244          5,386
                                                ----------     ----------
Income before provision for income taxes             3,830          3,740
Provision for income taxes                           1,243          1,284
                                                ----------     ----------

NET INCOME                                          $2,587         $2,456
                                                ==========     ==========

NET INCOME PER SHARE:
  Basic                                             $ 0.96          $0.93
                                                ==========     ==========
  Diluted                                           $ 0.93          $0.89
                                                ==========     ==========

See the condensed notes to the consolidated financial statements.

                      THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     (Unaudited)

                                                                                        Accumulated
                                                                                           Other
($ in thousands,  except share data)  Common    Stock    Capital   Retained  Treasury   Comprehensive
                                      Shares    Amount   Surplus   Earnings    Stock        Income      Total
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997           2,713,148  $2,713   $12,977    $7,093     ($504)        $118     $22,397
Comprehensive income:
Net income                                                           2,456                              2,456
Change in unrealized gains on
  securities available for sale,
  net of tax                                                                                  602         602
                                                                                                      -------
Total comprehensive income                                                                              3,058
Cash dividends - $.24 per share                                       (414)                              (414)
Cash dividends of acquired banks                                      (600)                              (600)
Exercise of options                      7,400       8        32                 169                      209
Tax benefit from exercise of options                          53                                           53
Retirement of Bryan treasury stock        (934)     (1)      (12)                                         (13)
                                     ------------------------------------------------------------------------
Balance, September 30, 1998          2,719,614  $2,720   $13,050    $8,535     ($335)        $720     $24,690
                                     =========  ======   =======    ======     ======        =====    =======


Balance, December 31, 1998           2,719,614  $2,720   $13,076    $8,438     ($275)        $516     $24,475
Comprehensive income:
Net income                                                           2,587                              2,587
Change in unrealized  losses on
  securities available for sale,
  net of tax                                                                               (1,132)     (1,132)
                                                                                                      -------
Total comprehensive income                                                                              1,455
Cash dividends - $.34 per share                                       (919)                              (919)
Exercise of options                                                              168                      168
                                     ------------------------------------------------------------------------
Balance, September 30, 1999          2,719,614  $2,720   $13,076   $10,106     ($107)       ($616)    $25,179
                                     =========  ======   =======   =======    =======       ======    =======

                                       5

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                  FOR THE
                                           THE NINE MONTHS ENDED    YEAR ENDED
($ in thousands)                                SEPTEMBER 30,      DECEMBER 31,
                                           ----------------------  ------------
OPERATING ACTIVITIES                            1999       1998         1998
                                           ----------- ----------  ------------
Net income                                    $  2,587   $  2,456      $  2,626
Adjustments to reconcile net income
 to cash Provided by operating activities:
Provision for loan losses                          390        275           435
Depreciation of premises and equipment             417        344           471
Gains on sale of land                              -          (57)          (57)
Gains on sale or calls of investment
 securities                                        (13)        (2)           (3)
Amortization of investment securities
 discount-net                                       77        151           326
Deferred taxes                                     -          (23)          (60)
Increase in accrued interest receivable             (6)      (253)         (446)
Increase in prepaid expenses and other assets      (28)      (291)         (209)
(Decrease) increase  in accrued interest payable   (97)        38           114
Increase in accrued expenses and other
 liabilities                                       357        405           336
                                           ----------- ----------  ------------
Net cash provided by operating activities        3,684      3,043         3,533
                                           ----------- ----------  ------------
INVESTING ACTIVITIES

Purchases of investment securities             (12,952)   (27,749)      (36,419)
Proceeds from sales or calls of investment
  securities                                     2,762      2,002         2,002
Proceeds from maturities of investment
 securities                                     12,479      9,236        14,192
Net increase in loans made to customers        (26,496)   (11,788)      (16,815)
Capital expenditures                              (295)      (642)       (1,172)
Proceeds from sale of land                         -          359           356
                                           ----------- ----------   -----------
Net cash used in investing activities          (24,502)   (28,582)      (37,856)
                                           ----------- ----------   -----------
FINANCING ACTIVITIES

Net (decrease) increase in demand, savings
 and money market accounts                     (2,140)     17,765        22,868
Net (decrease) increase in certificates
 of deposit                                    (2,846)      6,804         9,060
Net increase  in securities sold under
 agreements to repurchase                       6,183         736           382
Net increase (decrease) in federal funds
 purchased                                         23        (471)         (551)
Net increase  in FHLB advances                 11,859       1,911         2,860
Purchase of treasury stock                        -           (13)          -
Dividend payments                                (919)     (1,014)       (1,281)
Exercise of options                               168         209           335
                                           ---------- -----------   -----------
Net cash provided by financing activities      12,328      25,927        33,673
                                           ---------- -----------   -----------
(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                  (8,490)        388          (650)
Cash and cash equivalents at beginning
  of period                                    27,533      28,183        28,183
                                           ---------- -----------   -----------
Cash and cash equivalents at end of period    $19,043     $28,571      $ 27,533
                                           ========== ===========   ===========

the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - SHARES USED IN COMPUTING NET INCOME PER SHARE

Net income per diluted share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted average shares outstanding were 2,772,000 and 2,769,000 for the third quarters of 1999 and 1998, respectively. They included 62,000 and 104,000 common equivalent shares in 1999 and 1998, respectively. The diluted weighted average shares outstanding were 2,773,000 and 2,767,000 for the first nine months of 1999 and 1998, respectively.

They included 71,000 and 118,000 common equivalent shares in 1999 and 1998, respectively.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at September 30, 1999 and December 31, 1998 and results of operations for the quarters and nine month periods ended September 30, 1999 and 1998, the following analysis should be reviewed along with other information including the Company's December 31, 1998 Annual Report on Form 10-K.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                       SECOND QUARTER FINANCIAL HIGHLIGHTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                      Percent
BALANCE SHEET DATA                                                    Increase
AT SEPTEMBER 30                                1999         1998     (Decrease)
-------------------------------------------------------------------------------
( thousands, except per share data)
Total assets                                $ 280,285    $ 258,235        9
Interest-earning assets                       263,280      242,665        8
Loans                                         197,323      165,857       19
Allowance for loan losses                       2,682        2,189       23
Nonperforming assets                              133          203      (34)
Deposits                                      227,385      224,923        1
Interest-bearing liabilities                  215,750      199,978        8
Shareholders' equity                           25,179       24,690        2
Allowance for possible
  loan losses to total loans                     1.36%        1.32%       -
Loan to deposit ratio                           86.78%       73.74%       -
Equity to assets                                 8.98%        9.56%       -
Tier 1 capital to risk-
  weighted assets                               12.42%       14.34%       -
Book value per share                           $ 9.29       $ 9.23        1
Outstanding shares                              2,710        2,674        1

PERFORMANCE DATA
FOR THE THIRD QUARTER

NET INCOME                                  $     931    $     850       10
Return on average assets                         1.34%        1.38%       -
Return on average equity                        14.81%       14.15%       -
Efficiency ratio                                57.77%       57.59%       -
Net interest margin                              4.78%        4.66%       -
NET INCOME PER SHARE:
  Basic                                         $ .34        $ .32        6
  Diluted                                       $ .34        $ .31       10
AVERAGE SHARES:
  Basic                                         2,710        2,665        2
  Diluted                                       2,772        2,769        0

PERFORMANCE DATA                                                       Percent
FOR THE NINE MONTHS                                                   Increase
ENDED SEPTEMBER 30                             1999         1998     (Decrease)
-------------------------------------------------------------------------------

NET INCOME                                  $   2,587    $   2,456 *      5
Return on average assets                         1.29%        1.37%       -
Return on average equity                        13.95%       14.25%       -
Efficiency ratio                                59.75%       57.65%       -
Net interest margin                              4.71%        4.63%       -

NET INCOME PER SHARE:
  Basic                                         $ .96        $ .93        3
  Diluted                                       $ .93        $ .89        4
AVERAGE SHARES:
  Basic                                         2,702        2,649        2
  Diluted                                       2,773        2,767        0

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

During the third quarter 1999, loans increased $7.1 million, or 3.7 percent to $197.3 million. Deposits decreased $8.8 million to $227.4 million, a decrease of
3.7 percent. Average loans increased $10.7 million over the second quarter and interest-bearing deposits decreased $1.1 million during the same period. Approximately $4 million of the average decrease in deposits was from seasonal public fund balances. The loan to deposit ratio increased from 74 percent at the beginning of the year to 87 percent at the end of the third quarter.

Core deposit growth is being emphasized through more competitive time deposit rates and targeted business development efforts through the branch office network. Both subsidiary banks are members and shareholders of the Federal Home Loan Bank of Atlanta. As a member of the FHLB, the subsidiary banks have access to short-term and long-term borrowings at favorable rates. These borrowings can be used for liquidity, asset-liability management and matched loan funding purposes. The subsidiary banks also have $15 million of temporary federal funds borrowing lines available from correspondent banks.

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

The Company's cash flow maturity and repricing gap at September 30, 1999, was a negative $10.7 million within one year, or 4 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $20.4 million, or 8 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap. The maturity and repricing gap between one and five years will adjust significantly each year through normal loan and deposit activity. Based on the presently expected principal cash flows and interest rates and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances.

The short-term interest sensitivity position of the Company is nearly balanced. The Company's interest-sensitivity is positioned well for a neutral interest rate environment in which the next direction for interest rate movement is uncertain.

The gap position after one year is of less concern because management has time to respond to changing financial conditions with actions that reduce the impact of the longer-term gap positions. However, fixed rate assets with maturities over five years may include significant rate risk in the event of significant market rate increases where the subsidiary banks have no opportunity to reprice earning assets.

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At September 30, 1999, the Company had unfunded commitments to extend credit of $41.059 million and outstanding stand-by letters of credit of $1.332 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The financial condition of the Company can be assessed by examining the changes and relationships in the sources and uses of funds as shown in the consolidated statements of cash flows. Approximately $2 million of maturing investment securities have been invested in loans during the first nine months of 1999. The Company increased its investment in callable U.S. Government agency securities in 1998. Approximately 75% of the investment maturities are less than five years. Tax-exempt bank qualified municipals total $8.4 million, or approximately 14 percent of the investment portfolio, and have weighted average maturities of approximately 4.8 years. At September 30, 1999, the investment in bank premises and equipment totaled $4.7 million, or approximately 19 percent of equity capital.

During the first nine months of 1999, increases in U.S. Treasury market rates of approximately 75 to 100 basis points caused net unrealized gains of $839,000 at December 31, 1998 on available for sale securities to decrease to net unrealized losses of $1,000,000 at September 30, 1999. These losses and gains, net of tax, are included in shareholders' equity at September 30, 1999 and December 31, 1998, respectively, in other accumulated comprehensive income.

The Company's lending and investment policies continue to emphasize high quality growth. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. However, special backup liquidity plans have been made for some expected deposit runoff associated with Y2K concerns of depositors.

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of September 30, 1999, the Company and the subsidiary banks exceed the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $25.179 million, or 9.0 percent of total assets. Management expects that capital ratios will continue above the well-capitalized capital ratio level. The high capital ratio and expected future earnings allows the bank to continue its aggressive growth objectives without having to raise additional capital.

RESULTS OF OPERATIONS

THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

Net income for the third quarter, 1999 was $931,000, up 10 percent from $850,000 in the third quarter, 1998. This represented annualized returns of 14.81 percent on average equity and 1.34 percent on average assets for the third quarter, 1999. Diluted earnings per share were $0.34 in the third quarter, 1999 compared to $0.31 for the same period in 1998, an increase of 10 percent.

Net interest income was $3,092,000 in 1999 compared to $2,680,000 in 1998, an increase of $412,000, or 15%. Average interest-earning assets of $260.4 million in the third quarter, 1999, were up $29.7 million, or 13 percent over the same period in 1998. The prime rate increased 50 basis points to 8.25 percent between June 30, 1999 and early September, 1999. Time deposit rates decreased between 50 and 100 basis points during the fourth quarter, 1998, and increased 50 to 75 basis points during the second and third quarters, 1999. The net interest margin for the third quarter, 1999 increased to 4.78 percent from 4.66 percent during the third quarter, 1998.

The provision for loan losses was $165,000 in 1999 compared to $85,000 in 1998. Net loan charge-offs totaled $3,000 in the third quarter, 1999 and $6,000 in 1998. There was $133,000 in non-performing assets at September 30, 1999 and $203,000 at September 30, 1998. The allowance for possible loan losses was 1.36% of loans at September 30, 1999 and 1.32% at September 30, 1998.

Other operating income was $555,000 in 1999 compared to $584,000 in 1998. Other income included mortgage origination fees of $126,000 and $263,000, in 1999 and 1998, respectively. The decrease in mortgage fees is attributable to higher market interest rates that cause lower volumes of new mortgage loans and refinances.

Other expenses were $2,107,000 in 1999 compared to $1,879,000 in 1998, an increase of $228,000, or 12%. Other expenses were higher primarily from increased personnel and occupancy costs at The Savannah Bank, N.A. These costs included the Medical Arts Office opening in October 1998 and the leasing of approximately 3,500 square feet of additional office space in the Main Office and Mall Boulevard Office for the trust, mortgage, branch operations and technology functions. The Company's facilities and staff are now positioned to add significant loan and deposit growth with a lower overhead growth rate.

The provision for income taxes was $444,000 in 1999 and $450,000 in 1998. The effective federal and state tax rates were 32.3 percent and 34.6 percent in 1999 and 1998, respectively. The decrease in the effective rate was due primarily to higher levels of state tax-exempt securities. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FIRST NINE MONTHS, 1999 COMPARED WITH FIRST NINE MONTHS, 1998

Net income for the first nine months, 1999 was $2,587,000, up 5 percent from $2,456,000 in the first nine months, 1998. This represented annualized returns of 13.95 percent on average equity and 1.29 percent on average assets for the first nine months, 1999. Diluted earnings per share were $0.93 in the first nine months, 1999 compared to $0.89 for the same period in 1998, an increase of 4 percent. The 1998 earnings included an after-tax, non-recurring gain on sale of land of $35,000. Excluding the gain, net income for 1999 increased 7 percent over 1998.

Net interest income was $8,787,000 in 1999 compared to $7,721,000 in 1998, an increase of $1,066,000, or 14 percent. Average interest-earning assets of $253.0 million were up $27.5 million, or 12 percent in 1999 over 1998. The net interest margin increased to 4.71 percent in 1999 from 4.63 percent in 1998.

The provision for loan losses was $390,000 in 1999 compared to $275,000 in 1998. Net loan charge-offs totaled $31,000 for the first nine months 1999 and $165,000 in 1998.

Other income was $1,677,000 in 1999 compared to $1,680,000 in 1998. Other income included mortgage origination fees of $497,000 and $651,000, in 1999 and 1998, respectively. The decrease in mortgage fees is attributable to higher market interest rates that cause lower volumes of new mortgage loans and refinances.

Other expenses were $6,244,000 in 1999 compared to $5,386,000 in 1998, an increase of $858,000, or 16%. Other expenses were higher primarily from increased personnel and occupancy costs at The Savannah Bank, N.A. as explained in the quarterly comparison.

The provision for income taxes was $1,243,000 in 1999 and $1,284,000 in 1998. The effective federal and state tax rates were 32.5% and 34.3% in 1999 and 1998, respectively. The decrease in the effective rate was due primarily to higher levels of state tax exempt securities.

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

As of September 30, 1999, the company was substantially Year 2000 compliant and in accord with the guidelines established by the Federal Financial Institutions Examination Council (FFIEC). U.S. Office of the Comptroller of the Currency
(OCC) and the Federal Deposit Insurance Corporation (FDIC) are the primary regulators of our subsidiary institutions.

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

Testing for the Company has included but was not limited to, current system updates before, during and after the start of Year 2000 including Leap Year. A variety of testing was performed both before and after the implementation of solutions. Internal and external interfaces have been tested to the extent M&I can control the process. Contingency plans and business resumption plans are in place. Customer balance and other information are backed up on paper, CD-Rom, film and fiche. Copies are kept at multiple locations. Specific contingency plans relating to Year 2000 issues will be substantially completed to meet regulatory requirements.

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


TABLE 1 - LONG-TERM MATURITY GAP AND REPRICING DATA

The following is the Company's long-term maturity and repricing data for the Company as of September 30, 1999.

            ($ in 000's)              One       Two      Three     Four      Five
INTEREST-BEARING ASSETS               Year     Years     Years     Years     Years     Beyond     Total
-----------------------             -------   -------   -------   -------   -------   --------   -------
Investment securities                 8,819     3,390     3,112    13,466    14,829     15,895    59,511
                                      6.23%     6.50%     6.28%     6.03%     6.04%      6.17%     6.14%
Federal funds sold                    6,376      -         -         -         -          -        6,376
                                      5.23%      -         -         -         -          -        5.23%
Loans - fixed rates                  49,116    24,988    26,032     8,978    11,159      4,514   124,787 *
                                      8.40%     8.85%     8.59%     8.33%     7.94%      8.34%     8.48%
Loans - variable rates               36,395    15,780     8,929     3,495     4,836      3,101    72,536
                                      8.92%     8.89%     9.07%     8.66%     8.58%      8.97%     8.90%
                                    -------   -------   -------   -------   -------   --------   -------

Total earning assets                100,706    44,158    38,073    25,939    30,824     23,510   263,210
                                      8.20%     8.68%     8.52%     7.18%     7.13%      6.95%     7.99%

INTEREST BEARING DEPOSITS:

NOW and savings                       5,504     5,502     5,502     5,502     5,502     27,512    55,024
                                      2.40%     2.40%     2.40%     2.40%     2.40%      2.40%     2.40%
Money market accts                    3,540     3,539     3,539     3,539     3,539     17,695    35,391
                                      3.82%     3.82%     3.82%     3.82%     3.82%      3.82%     3.82%
Time, $100 and over                  32,704     3,083     1,750       795       230       -       38,562
                                      4.98%     5.48%     5.88%     5.99%     5.00%       -        5.08%
Other Time                           47,974     7,269     2,172     2,811       820       -       61,046
                                      4.88%     5.30%     5.76%     5.92%     5.08%       -        5.01%
                                    -------   -------   -------   -------   -------   --------   -------
Total interest bearing

Deposits                             89,722    19,393    12,963    12,647    10,091     45,207   190,023
                                      4.72%     4.24%     3.82%     3.81%     3.18%      2.96%     4.05%
Funds Purchased                       9,418      -         -         -         -          -        9,418
                                      5.25%      -         -         -         -          -        5.25%
Federal Home Loan Bank Advances      12,265       265       265       265       265      2,984    16,309
                                      5.27%     6.00%     6.00%     6.00%     6.00%      6.00%     5.41%
                                    -------   -------   -------   -------   -------   --------   -------
Total interest bearing liabilities  111,405    19,658    13,228    12,912    10,356     48,191   215,750
                                      4.83%     4.26%     3.87%     3.85%     3.25%      3.15%     4.21%

GAP-EXCESS ASSETS                   (10,699)   24,500    24,845    13,027    20,468    (24,681)   47,460
                                    -------   -------   -------   -------   -------   --------   -------

GAP-CUMULATIVE-9/30/99              (10,699)   13,801    38,646    51,673    72,141     47,460    47,460
                                    -------   -------   -------   -------   -------   --------   -------


(a)- estimated cash flow runoff of 10% per year has been assumed.

The Company's cash flow gap is ($10,699) within one year, or four percent of total interest-earning assets. Fixed rate earning assets with maturities over five years total $20,409 or eight percent of total interest-earning assets. The cash flow gaps between one and five years will adjust significantly each year through normal loan and deposit activity. Based on the principal cash flows and interest rates presented above, and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances of 5 percent of the net interest income.

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

                                    The Savannah Bancorp, Inc.
                                   ----------------------------
                                            (Registrant)

Date  __11/12/99___          ___/s/_Archie H. Davis______________
                                    Archie H. Davis - President & CEO

Date  __11/12/99___          ___/s/_Robert B. Briscoe_______________
                                    Robert B. Briscoe - Chief Financial Officer
                                       18