Form 10-K
period 1999-12-31
SAVANNAH BANCORP INC
filed 2000-03-27
CIK 860519

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                         Commission file number 0-18560

                           The Savannah Bancorp, Inc.
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                           Georgia                 58-1861820
             --------------------------------   ---------------
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

                         Common Stock - $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. ( )

Issuer's revenues for its most recent fiscal year were $23,012,000.

The aggregate market value of the voting and non-voting common equity at March 3, 2000 held by non-affiliates, based on the price of the last trade of $18.375 per share times 2,009,661 non-affiliated shares, was $36,928,000.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 3, 1999, the registrant had issued 2,719,614 and outstanding 2,705,464 shares of common stock.

================================================================================

Portions of the 1999 Annual Report to Shareholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated March 17, 2000 are incorporated in Part III of this report.

                Registrant's Documents Incorporated by Reference


                                                Part Number and Item
Document Incorporated                           Number of Form 10-K Into
by Reference                                    Which Incorporated

Page F-27                                       Part II, Item 5, Market
of Registrant's 1999 Annual                     for Registrant's Common
Report to Shareholders                          Equity and Related
                                                Stockholder Matters

Page F-20 through F-27 of                       Part II, Item 6,
Registrant's 1999 Annual                        Selected
Report to Shareholders                          Financial Data

Pages F-22 through F-23                         Part II, Item 7,
of Registrant's                                 Management's Discussion
1999 Annual Report to                           and Analysis of Financial
Shareholders                                    Condition and Results of
                                                Operations

Page F-22 through F-23 of                       Part II, Item 7A, Quantitative
Registrant's 1999 Annual                        and Qualitative Disclosures
Report to Shareholders                          About Market Risk

Pages F-1 through F-19,                         Part II, Item 8,
of Registrant's 1999                            Financial Statements and
Annual Report to Shareholders                   Supplementary Data

Pages 3 through 5, and 7 through                Part III, Item 10,
9 of Registrant's Proxy                         Directors and Executive
Statement in connection with                    Officers of the Registrant
its Annual Shareholders' Meeting
to be held April 18, 2000

Pages 8 through 10,                             Part III, Item 11,
of Registrant's Proxy Statement                 Executive Compensation
in connection with its
Annual Shareholders' Meeting
to be held April 18, 2000

Pages 3 through 5 and 8, 9 and                  Part III, Item 12,
12 of Registrant's Proxy Statement              Security Ownership of
in connection with its Annual                   Certain Beneficial Owners
Shareholders' Meeting to be held                and Management
April 18, 2000

Page 12 of Registrant's Proxy Statement in      Part III, Item 13,
connection with its Annual Shareholders'        Certain Relationships
Meeting to be held April 18, 2000               and Related Transactions

Pages F-4 through F-19                          Part IV, Item 14,
of Registrant's 1999                            Exhibits, Financial Statement
Annual Report to Shareholders                   Schedules and Reports on
                                                Form 8-K

THE SAVANNAH BANCORP, INC.
1999 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I                                                                   PAGE

Item 1.  Business                                                          6

Item 2.  Properties                                                       21

Item 3.  Legal Proceedings                                                22

Item 4.  Submission of Matters to a Vote of Security Holders              22

PART II

Item 5.  Market for the Registrant's Common Equity
          and Related Stockholder Matters                                 22

Item 6.  Selected Financial Data                                          22

Item 7.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations                22

Item 7A. Quantitative and Qualitative Disclosures about Market Risk       22

Item 8.  Financial Statements and Supplementary Data                      23

Item 9.  Changes in and Disagreement with Accountants
          on Accounting and Financial Disclosure                          22

PART III

Item 10. Directors and Executive Officers of the Registrant               23

Item 11. Executive Compensation                                           23

Item 12. Security Ownership of Certain Beneficial
          Owners and Management                                           23

Item 13. Certain Relationships and Related Transactions                   23

PART IV

Item 14. Exhibits and Reports on Form 8-K                                 24

         Signature page                                                   25

PART I

THE SAVANNAH BANCORP, INC. (THE COMPANY) MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS" INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS THERETO), IN ITS REPORTS TO SHAREHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

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

Item 1. Business

(a)      General Development of Business

General

The Savannah Bancorp, Inc. (the "Company") was incorporated as a Georgia business corporation on October 5, 1989, for the purpose of becoming a bank holding company by acquiring all of the common stock of The Savannah Bank, National Association, Savannah, Georgia (the "Savannah Bank"). The Company became a bank holding company within the meaning of the Federal Bank Holding Company Act (the "Act") and the Georgia Bank Holding Company Act (the "Georgia Act") upon the acquisition of 100 percent of the common stock of Savannah Bank on August 22, 1990.

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

As of December 31, 1999, Savannah Bank had five full service offices, total assets of $208 million, total deposits of $170 million, total stockholders' equity of $15.8 million and $2.2 million in 1999 earnings. As of December 31, 1999, Bryan Bank had one full service office, total assets of $78 million, total deposits of $65 million, total stockholders' equity of $8.6 million and $1.5 million in 1999 earnings.

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

(b)      Information About Industry Segments

In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company presently operates as two commercial banks offering traditional banking services. Certain departmental revenues, asset and liability volumes are used by executive management for performance and resource allocation purposes; however, sufficient discrete financial information is not available for presentation of segmented line of business financial information to shareholders. These disclosure requirements had no impact on the Company's financial position or results of operations.

(c)      Narrative Description of Business

GENERAL

The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable Federal regulatory restrictions on the activities of bank holding companies. The Company was formed for the purpose of becoming a holding company to own 100 percent of the stock of the Subsidiary Banks. The holding company structure provides the Company with greater flexibility than a bank would otherwise have to expand and diversify its business activities, through newly formed subsidiaries or through acquisitions. While the Company has no present plans to engage actively in any nonbanking business activities, management anticipates studying the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

Banking Services

The Subsidiary Banks have approximately 97 full-time and 17 part-time employees and offer a full range of deposit services, including checking accounts, savings accounts and various time deposits ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive to those offered in the area. In addition, retirement accounts such as IRA (Individual Retirement Account) and SEP (Simplified Employee Pension) accounts are offered. The FDIC insures all deposit accounts up to the maximum amount (currently $100,000 per account). The Subsidiary Banks solicit these accounts from individuals, businesses, foundations and organizations, and governmental authorities.

The Subsidiary Banks offer a full range of short-term and medium-term commercial, real estate and personal loans. The Bank's primary lending focus is business, real estate and consumer lending. Commercial loans include both secured and a limited volume of unsecured loans. Consumer loans include secured loans for financing automobiles, home improvements, real estate and other personal investments. Unsecured consumer loans are limited and generally made to our most creditworthy borrowers. The Subsidiary Banks originate fixed and variable rate mortgage loans and offer real estate construction and acquisition loans.

The Subsidiary Banks' lending policies generally require an 80 percent loan-to-value ratio on secured term real estate lending. Additionally, the existence of a reliable source of repayment/cash flow is usually required before making any loans, regardless of the security. Appraisals are obtained as required, and lending officers make on-site inspections. New loans over $25,000 are reported to the Credit/ALCO (Executive Committee of Bryan Bank) Committee, and this Committee approves loans over $750,000, prior to the loan being made. Generally, lending relationships over $100,000 are reported to the full Board of Directors.

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

Both Subsidiary Banks operate residential mortgage loan origination departments. The departments take mortgage loan applications, obtain rate commitments and complete various origination documentation and follow-up for an origination and service release fee from third-party mortgage bankers. In addition to generating fee income, the department also generates banking relationships from its customers and real estate-related contacts. These loans are funded by other mortgage investors and have not been warehoused on the Subsidiary Banks' books.

Credit Risk Management and Allowance for Loan Losses

 The Subsidiary Banks have a multi-faceted program designed to control and continually monitor the credit risks inherent in its loan portfolio. This begins with a structured loan approval process in which the Board of Directors delegates authority for various types and amounts of loans to loan officers on a basis commensurate with seniority and lending experience. The Subsidiary Banks use an asset classification system that is consistent with regulatory classifications, which applies to all assets of an insured institution and requires each institution to periodically classify its assets.

There are four risk grades of "criticized" assets: Special Mention, Substandard, Doubtful and Loss. Assets classified as substandard, doubtful or loss are considered "classified". The classification of assets is subject to regulatory review and re-classification. The Subsidiary Banks include aggregate totals of criticized assets, and general and specific valuation reserves in quarterly reports to the Board of Directors, which approves the overall loan loss reserve evaluation. The Subsidiary Banks' loan classification systems utilize both the account officer and loan review function to monitor the classification of the Subsidiary Banks' loans.

The account officers are charged with the responsibility of monitoring changes in loan quality within his or her loan portfolio and reporting changes directly to loan review and senior management. Additionally, loan review performs a review of the Subsidiary Banks' loans to determine that the appropriate risk grade has been assigned to each borrowing relationship. Delinquencies are monitored on all loans as a basis for potential inclusion in general valuation reserves or, ultimately, for potential charge-off. Loans which are delinquent 90 days (four payments) or longer generally are placed on nonaccrual status unless the collectibility of principal and accrued interest is assured beyond a reasonable doubt. In certain cases, loans less than 90 days (four payments) delinquent are placed on nonaccrual status when uncertainty exists as to the loan's collectibility. Real estate acquired through foreclosure is classified as substandard unless there is sufficient evidence to indicate such classification is not warranted.

Loan loss reserves are determined based on management's internal review of nonperforming loans, delinquency trends, the level of rated assets and charge-off trends. Additionally, management assesses general and specific economic trends both nationally and locally and regulatory information to determine the impact of those external factors on loan loss reserve levels. Based on the internal and external reviews, the Subsidiary Banks segregate their loan portfolio by type of loans and by loan classification within each loan type. Reserve percentages are applied based on historical loss rates and inherent risk to each loan group to determine the required amount of allocated general loan loss reserves. Additionally, an amount is provided for unallocated general loan loss reserves, reflecting the potential for estimation errors in allocated reserves. This methodology has been applied consistently for all periods presented.

Other Banking Services

In November 1996, Savannah Bank applied for and received trust powers from the OCC. Savannah Bank hired a Trust Department Manager/Trust Officer and an assistant. The employee benefit administration and certain money management functions are being outsourced to third parties, at least for the early years of the department. Using these resources, the Trust Department offers a full array of trust services, including investment management, personal trusts, custodial accounts, estate administration and employee benefit administration. In late 1998, the Trust Department entered into a contract with Marshall & Ilsley Trust Company to outsource trust data processing, securities safekeeping and certain other operational functions for the Trust Department.

The Subsidiary Banks also offer cash management services, a non-cash deposit courier service, safe deposit boxes, travelers checks, direct deposit of payroll, U.S. Savings bonds, official bank checks and money orders and automatic drafts for various accounts. The Subsidiary Banks are members of the HONOR networks of automated teller machines that may be used by customers in our market area and other cities. Both Subsidiary Banks issue ATM and debit cards and have seven automated teller machines in the area. The Subsidiary Banks also offer both VISA and MasterCard credit cards, on an agent bank basis, which have a pre-authorized line of credit for personal purchases and expenses.

Location and Service Area

The primary service area of the Subsidiary Banks is the city of Savannah, Georgia, certain contiguous areas of Chatham County and the Richmond Hill and Bryan County market, which is 20 miles south of downtown Savannah. Its secondary service area is the remainder of Chatham County and communities in Bryan, Effingham and Liberty Counties, Georgia, and Beaufort and Jasper Counties, South Carolina. The Subsidiary Banks' target markets are individuals residing in the primary service area, small to medium size businesses, including retail shops and professional service businesses in the community. The Subsidiary Banks are also targeting individuals who meet certain net worth and income requirements as potential customers for private banking services.

The Savannah Bank's main office, known as the Johnson Square Office, is located in the primary business district in downtown Savannah on Johnson Square, where most of the commercial banks in the primary service area have their main Savannah offices. In recent years, regional banks with headquarter outside of the state of Georgia have acquired several of the banks in the primary service area. The Savannah Bank emphasizes that it is based in Savannah, and that its directors and the executive officers are committed to the economic development of the Savannah area.

Bryan Bank's main office opened in December 1989 and is located in the primary commercial area of the city of Richmond Hill. Bryan Bank has limited competition in the Richmond Hill market. One other community bank and one grocery store branch office are located in Richmond Hill. Bryan Bank has approximately 70 percent of the commercial bank deposits in the Richmond Hill market. Richmond Hill is experiencing substantial residential growth due to its proximity to Savannah, its school system and affordable single-family residences.

On October 1, 1992, Savannah Bank opened its second office at 400 Mall Boulevard. The Mall Boulevard Office competes in the area of Savannah that has the second largest concentration of deposits. This office is in the primary commercial and retail district in Savannah and includes a high concentration of professional and service-related businesses.

On November 20, 1995, Savannah Bank opened its third office, the West Chatham Office, at 100 Chatham Parkway. West Chatham is a full service office located six miles west of the main office location in a significant commercial and industrial growth area of Chatham County.

On October 1, 1997, the fourth office at 4741 Highway 80 East on Whitemarsh Island, six miles east of the main office location opened for business. Deposits, mortgage loan origination and consumer loans are the primary opportunities for this location that will serve a large concentration of higher net worth individuals, as well as a young adult population in apartments and first homes.

On October 8, 1998, Savannah Bank opened its fifth Savannah location in the Medical Arts Shopping Center. This office is strategically located near two major hospitals and numerous medical, dental and professional practices. This location is approximately four miles southeast of the main office. The lease term began in July 1998.

The Subsidiary Banks' business plans rely principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and stockholders to attract business and to acquaint potential customers with the Subsidiary Banks' personalized services. Both Subsidiary Banks emphasize a high degree of personalized customer service in order to be able to provide for each customer's banking needs. The marketing approach emphasizes the advantages of dealing with an independent, locally-owned and relationship-oriented bank to meet the particular needs of individuals, professionals and small to medium-size businesses in the community. All banking services are continually evaluated with regard to their profitability, and efforts will be made to modify the business plan if the plan does not prove successful.

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

The Subsidiary Banks invest the majority of its investment portfolio in highly marketable medium-term and short-term maturity assets, such as Federal Funds, U.S. Treasury securities, U.S. agency securities, marketable mortgage-backed securities and high quality bank-qualified tax-exempt securities. By pricing loans on a variable rate structure, or by keeping the maturity of the investment and loan portfolios relatively short-term, the Bank expects to be able to maintain loan interest, or to reinvest securities proceeds, at prevailing market rates. These policies will help to maintain a generally consistent spread over the interest rates paid by the Subsidiary Banks on the deposits which are used to fund the investment and loan portfolios.

Deposit accounts represent the majority of the liabilities of the Subsidiary Banks. These include noninterest-bearing checking accounts and interest-bearing NOW accounts, savings accounts, money market accounts and certificates of deposit, including Individual Retirement Accounts (IRAs). Most time deposits have maturities of 12 months and less, but the maturities may be extended based on liquidity position, interest rate expectations and the rate sensitivity in the loan portfolio of the Subsidiary Banks. In managing its liabilities, both Subsidiary Banks attempt to attract deposits from customers who, assuming rates are competitive, are inclined to maintain an ongoing relationship with the Subsidiary Banks.

The Company has no investment risk in off-balance sheet derivative-related investments. The Subsidiary Banks own approximately $26.6 million in callable agency obligations which have normal interest rate and marketability risk. Of the callable obligations, $20.4 million have one time only calls. The call dates and the final maturities are laddered so that an excessive amount of cash flow from callable bonds will not be received in any one quarter or year. The remaining $6.2 million of callable obligations are callable quarterly or semiannually.

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

The Subsidiary Banks operate under an interest rate risk policy through an Asset Liability Management Committee ("Credit/ALCO") at Savannah Bank and the Executive Committee at Bryan Bank. The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a certain cash flow and repricing analyses which projects the impact of changes in interest rates on the Subsidiary Banks assets and liabilities. Additionally, the committees may set other interest rate risk objectives. The policy also outlines responsibility for monitoring interest rate risk, the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Company's interest rate risk objectives.

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

Savannah Bank is subject to extensive supervision and regulation by the OCC, and Bryan Bank is subject to extensive supervision by the GBDF and the FDIC. The regulator of each bank is responsible for overseeing the affairs of all banks and periodically examines banks to determine their compliance with laws and regulations. Banks must make quarterly call reports of their financial condition and results of operations to the FDIC, who reviews the call report information for accuracy, consistency and reasonableness. Quarterly Call Report financial information is made available to regulators and the public approximately 90 days after each quarter-end. Regulators use this data for quarterly offsite monitoring of the financial condition of banks. Quarterly holding company reports are filed with the Federal Reserve Bank of Atlanta (FRB) within 45 days of each quarter-end. This financial information is reviewed by the FRB for accuracy, consistency and reasonableness and is also made available to holding company database providers within 120 days of the end of each quarter. Bank analysts, regulators and consultants regularly use this information in analyzing historical and expected performance of banks and bank holding companies.

In addition, the regulators have authority to issue cease and desist orders against banks and bank holding companies, which are about to engage, are engaging or have engaged in an unsafe or unsound practice in the conduct of their business. The regulators can order affirmative action to correct any harm resulting from a violation of practice, including, but not limited to, making restitution and providing reimbursement or guarantees against loss in certain cases. Regulators also administer several federal statutes such as the Community Reinvestment Act and the Depository Institution Management Interlocks Act, which apply to national banks. The Subsidiary Banks also are subject to special examination by the FDIC and to certain FDIC regulations.

Regulators have adopted risk-based capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain risk-based and equity capital ratios. The table in Note 13 of the notes to the consolidated financial statements in the 1999 Annual Report shows the capital ratios for the Company, and the regulatory minimum capital ratios at December 31, 1999. The capital ratios of the Company and each Subsidiary Bank exceeded the ratios required to be "well-capitalized" by the FDIC.

A national banking association is insured by the FDIC and must be a member of the Federal Reserve System. Therefore, the Subsidiary Banks are subject to applicable provisions of the Federal Reserve Act, which restrict the ability of any national bank to extend credit to its parent holding company. Additionally, a national banking association cannot extend credit to any affiliate (including its parent and non-bank subsidiaries of its parent) to purchase the assets thereof, to issue a guarantee, acceptance or letter of credit (including an endorsement or standby letter of credit) to its affiliates, or to invest in the stock or securities thereof or to take such stock or securities as collateral for loans to any borrower.

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

The Company, as a bank holding company, is required to register as such with the Federal Reserve Board and the Georgia Department of Banking and Finance. It is required to file with both of these agencies quarterly and annual reports and other information regarding its business operation and those of its subsidiaries. It is also subject to examination by these two agencies and will be required to obtain their approval before acquiring directly or indirectly, ownership or control of any voting shares of a bank or bank subsidiary of a bank holding company if, after such acquisition, it would own or control directly or indirectly, more than 5 percent of the voting stock of such bank or banking subsidiary of a bank holding company. Furthermore, a bank holding company is prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or bank holding company, with limited exceptions. It must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. During 1996, the Federal Reserve Board enacted regulations that are slightly less restrictive of the types of businesses which bank holding companies may own.

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

Although the Company is not presently subject to any direct regulatory restrictions on dividends (other than those of Georgia corporate law), the Company's long-term ability to pay cash dividends will depend on the amount of dividends paid by the Subsidiary Banks and any other subsequently acquired entities. OCC regulations restrict the amount of dividends, which the Savannah Bank may pay without obtaining prior approval. Based on such regulatory restrictions, the Savannah Bank is limited from paying dividends in a calendar year, which exceeds the current year's net income combined with the retained net profits of the preceding two years. Bryan Bank is limited to paying 50 percent of the prior year net income without getting approval from the GDBF. Banks also have a financial advantage in the form of lower FDIC assessments if they are classified as "well-capitalized" by the FDIC. Dividend payout plans of the Subsidiary Banks will always consider maintaining their "well-capitalized" classification an important objective.

Both Subsidiary Banks are members of the Federal Home Loan Bank ("FHLB") System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs maintain central credit facilities primarily for member institutions. The Subsidiary Banks, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1 percent of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 5 percent of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500,000. Additionally, during 1996, the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $500,000 and over the required minimum. The Subsidiary Banks are in compliance with this requirement at December 1999.

Each FHLB serves as a reserve or central bank for its member institutions within its assigned regions. It is funded primarily from proceeds derived from the sale of obligations of the FHLB System. The FHLB makes advances (i.e., loans) to members in accordance with policies and procedures established by its Board of Directors. The Subsidiary Banks are authorized to borrow funds from the FHLB of Atlanta to meet demands for withdrawals of savings deposits, to meet seasonal requirements and for the expansion of its loan portfolio. Advances may be made on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and existing advances. Interest rates charged for advances vary depending upon maturity, the cost of funds to the regional FHLB and the purpose of the borrowing.

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

CRA regulations provide for certain disclosure obligations. In accordance with the CRA, each institution must post a CRA notice advising the public of the right to comment to the institution and its regulator on the institution's CRA performance and to review the CRA public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities, and any written comments from the public on its performance in meeting community credit needs. Large institutions also are required to collect certain data, including the amount and location of originated and purchased small business, small farm, community development, and home mortgage loans, and to report this data to their regulatory agencies.

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

Recent Banking Legislation

Bills are presently pending before the United States Congress and certain state legislatures, and additional bills may be introduced in the future in the Congress and the state legislatures, which, if enacted, may alter the structure, regulation and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company or the Subsidiary Banks may be affected thereby.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act ("the Act"), formerly known as the Financial Modernization Act. The new statute is the most sweeping financial services legislation enacted in decades. It repeals depression-era laws and eliminates the barriers preventing affiliations among banks, insurance companies, and securities firms. Key provisions to the Act are summarized in the following paragraphs.

Repeal of the Glass-Stegall Act - At its core, the Act repeals, effective 120 days after enactment, the anti-affiliation provisions in sections 20 and 32 of the Banking Act of 1933 (also known as the Glass-Steagall Act) and amends provisions in the Bank Holding Company Act of 1956 to permit financial companies to offer a broad array of banking, insurance, securities, and other financial products, either through financial holding companies ("FHCs") or through operating subsidiaries qualifying under the Act.

In general, Congress decided to preserve the Federal Reserve's role as the umbrella supervisor for holding companies. The Board will work, however, within a system of functional regulation designed to take advantage of the traditional strengths of the federal and state financial supervisors. In addition, the legislation establishes a mechanism for coordination between the Federal Reserve and Treasury regarding the approval of new financial activities for both holding companies and national bank financial subsidiaries.

Banking organizations are prohibited under the Act from participating in new financial affiliations unless their depository institution subsidiaries are well capitalized and well managed. Regulators are required to address any failure to maintain safety and soundness standards in a prompt manner. In addition, regulators must prohibit holding companies from participating in new financial affiliations if, at the time of certification, any insured depository affiliate had received a less than "satisfactory" Community Reinvestment Act ("CRA") rating at its most recent examination.

Affiliation Authority - The Act amends section 4 of the Bank Holding Company Act ("BHCA") to provide a new framework for engaging in new financial activities. Those bank holding companies ("BHCs") that qualify to engage in the new financial activities are designated as financial holding companies ("FHCs"). New provisions of the BHCA permit BHCs that qualify as FHCs to engage in activities, and acquire companies engaged in activities that are financial in nature or incidental to such financial activities. FHCs are also permitted to engage in activities that are "complementary" to financial activities if the Board of Governors of the Federal Reserve Bank ("FRB Board") determines that the activity does not pose a substantial risk to the safety or soundness of the institution or the financial system in general.

The FRB Board may act by either regulation or order in determining what activities are financial in nature, incidental to financial in nature, or complementary. In doing so, the FRB Board must notify the Treasury of requests to engage in new financial activities and may not determine that an activity is financial or incidental to a financial activity if Treasury objects. Furthermore, Treasury may propose that the Board find a particular activity financial in nature or incidental to a financial activity. The Act establishes a similar procedure with regard to the Treasury's (acting through the Office of the Comptroller of the Currency ("OCC")) determination of financial activities and activities that are incidental to financial activities for subsidiaries of national banks. Congress intends for the Federal Reserve and Treasury to establish a consultative process that will negate the need for either agency to veto a proposal of the other agency.

Federal Home Loan Bank Reform - The Act reforms the Federal Home Loan Bank System, including greatly expanding the collateral that a community bank can pledge against FHLB System advances, thus giving smaller banks access to a substantial new liquidity source. FHLB members under $500 million in assets can now pledge small business and agricultural loans (or securities representing a whole interest in such loans) as collateral for advances.

Privacy - The Act imposes a number of new restrictions on the ability of financial institutions - read as any entity offering financial products, including banks, insurance companies, securities houses, and credit unions - to share nonpublic personal information with nonaffiliated third parties. Specifically, the bill:

o requires financial institutions to establish privacy policies and disclose them annually to all their customers, setting forth how the institutions share nonpublic personal financial information with affiliates and third parties
o directs regulators to establish regulatory standards that ensure the security and confidentiality of customer information o permits customers to prohibit ("opt out" of permitting) such institutions from disclosing personal financial information to nonaffiliated third parties
o prohibits transfer of credit card or other account numbers to third-party marketers
o prohibits pretext calling (that is, makes it illegal for information brokers to call banks to obtain customer information with the intent to defraud the bank or customer)
o protects stronger state privacy laws, as well as those not "inconsistent" with these Federal rules
o requires the Treasury and other Federal regulators to study the appropriateness of sharing information with affiliates, including considering both negative and positive aspects of such sharing for consumers.

The bill also imposes an affirmative obligation on banks to respect their customers' privacy interests.Language protects a community bank's ability to share information with third parties selling financial products (for example, insurance or securities) to bank customers. Community banks can thus continue such sales practices without being subject to the opt-out provisions contained elsewhere in the legislation.

On February 2, 2000, the United States Senate passed the Bankruptcy Reform Act of 1999. This legislation revises the existing Bankruptcy code and requires debtors in bankruptcy who have the ability to repay part or all of their debt obligations to do so. The legislation next moves to conference, where a joint conference committee will be appointed to resolve differences that exist between the Senate bill and a very similar bill passed last year by the United States House of Representatives.

The bill passed by the Senate would:

o force debtors into Chapter 13 (requiring a repayment schedule) if the debtor has enough "net monthly income" to repay at least 25 percent (or $15,000, whichever is less) of their unsecured, nonpriority debts over five years;
o prohibit bankruptcy courts from "cramming down" (reducing the value) of secured first liens on residential real estate mortgages in bankruptcy;
o reduce the ability of debtors to repeatedly file petitions in bankruptcy; and
o       permit the bankruptcy courts to proceed against co-debtors.

Although the proposed bankruptcy legislation is not finalized and signed into law, it appears likely that the final legislation will assist in reducing the number of voluntary liquidation bankruptcies. This legislation will be a long-term benefit to financial institutions and other creditors.

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

Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Subsidiary Banks encounter competition from most of the financial institutions in the Subsidiary Banks' Primary Service Areas. In the conduct of certain areas of its banking business, the Subsidiary Banks also compete with credit unions, consumer finance companies, insurance companies, money market mutual funds, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Subsidiary Banks. Many of these competitors have substantially greater resources and lending limits than the Subsidiary Banks and offer certain services, such as international banking services, that the Subsidiary Banks do not provide currently.

Many of these competitors have more branch offices in the Savannah Bank's Primary Service Area. However, the Company's plan is to expand into the markets which will best serve our targeted customers. Management believes that competitive pricing, local ownership, local decisions, local control and personalized, relationship-oriented service provide the Subsidiary Banks with a method to compete effectively for prospective customers.

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

Competition in the area of deposit growth is a substantial challenge facing the banking industry and the Subsidiary Banks. It is likely that deposit growth in competitive markets will require higher than historical deposit interest rates. Higher costs of funds without corresponding higher rates on earning assets will have a long-term negative impact on net interest income. Higher market share growth on lower costing core deposits, higher revenue growth on fee based services and lower overhead growth rates are the key items required to accomplish the Company's earnings growth objectives.

                 SELECTED STATISTICAL INFORMATION OF THE COMPANY

The following statistical information is provided for the Company for the years ended December 31, 1999 and 1998. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this report. The Company has no foreign operations and, accordingly, there are no assets or liabilities attributable to foreign operations.

Table 1 - Average Balance Sheet and Rate/Volume Analysis - 1999 and 1998

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during 1999 and 1998.


                                                                                         (a) Variance
     Average Balance   Average Rate                                   Interest          Attributable to
    ----------------  --------------                              --------------  Vari-  --------------
     1999     1998     1999    1998                                1999    1998   Ance    Rate   Volume
    -------  -------  ------  ------                              ------  ------ ------  ------  ------
      (Thousands)           (%)       Taxable-Equivalent            (Thousands)            (Thousands)
                                      Interest Income and
                                      fees(b)
   $    203 $    347    4.93    5.76  Interest-bearing deposits   $   10  $   20 $  (10) $   (2) $   (8)
     51,492   45,346    5.88    6.04  Investments - taxable        3,026   2,739    287     (84)    371
      8,505    7,102    7.84    7.17  Investments - non-taxable      667     509    158      57     101
     10,474   18,162    4.95    5.25  Federal funds sold             518     954   (436)    (32)   (404)
    186,997  160,262    8.97    9.43  Loans (c)                   16,769  15,120  1,649    (873)  2,522
    -------  -------                  Total int.-earning assets   ------  ------  -----
    257,671  231,219    8.15    8.37                              20,990  19,342  1,648    (565)  2,213
    -------  -------  ------  ------                              ------  ------  -----  ------   -----
                                      Interest Expense
                                      Deposits
    45,649    40,215    2.15    2.76  NOW accounts                   981   1,110   (129)   (279)    150
    12,252    11,850    2.78    3.24  Savings accounts               341     384    (43)    (56)     13
    35,128    31,946    3.83    4.00  Money market accounts        1,345   1,278     67     (60)    127
    37,744    37,603    6.04    5.81  CD's, $100M or more          2,278   2,184     94      86       8
    61,045    60,362    4.65    5.55  Other time deposits          2,840   3,348   (508)   (546)     38
   -------   -------                                              ------  ------  -----
                                      Total interest-bearing
   191,818   181,976    4.06    4.56    deposits                   7,785   8,304   (519)   (968)    449
                                      Federal Home Loan
     8,082     3,325    5.74    6.17    Bank advances                464     205    259     (34)    293
    10,402     4,358    4.72    5.21  Other borrowings               491     227    264     (51)    315
   -------   -------  ------  ------                              ------  ------  -----   -----   -----
                                      Total interest-bearing
  $210,302  $189,659    4.16    4.61    liabilities                8,740   8,736      4    (947)    951
   -------   ------   ------  ------                              ------  ------  -----   -----   -----
                        3.99    3.76  Interest rate spread
                      ======  ======
                                      Net yield on interest-
                                      Earning assets and

                        4.75%  4.59%  Net interest income        $12,250 $10,606 $1,644  $  382  $1,262
                      ======  ======                              ======  ======  =====   =====   =====


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

Table 2 - Average Balance Sheet and Rate/Volume Analysis - 1998 and 1997

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during 1998 and 1997.

                                                                                         (a) Variance
     Average Balance   Average Rate                                   Interest          Attributable to
    ----------------  --------------                              --------------  Vari-  --------------
     1998     1997     1998    1997                                1998    1997   Ance    Rate   Volume
    -------  -------  ------  ------                              ------  ------  -----  ------  ------
      (Thousands)          (%)        Taxable-Equivalent             (Thousands)            (Thousands)
                                      Interest Income and fees(b)
   $    347  $   205    5.76   5.85   Interest-bearing deposit   $    20 $    12 $    8  $    0 $     8
     45,346   34,050    6.04   6.36   Investments - taxable        2,739   2,164    575    (143)    718
      7,102    6,506    7.17   7.02   Investments - non-taxable      509     457     52      10      42
     18,162   12,590    5.25   5.47   Federal funds sold             954     689    265     (40)    305
    160,262  139,772    9.43   9.64   Loans (c)                   15,120  13,481  1,639    (337)  1,976
    -------  -------                                              ------  ------  -----
    231,219  193,123    8.37   8.70   Total int.-earning assets   19,342  16,803  2,539    (776)  3,315
    -------  -------  ------  ------                              ------  ------  -----  ------  ------
                                      Interest Expense
                                      Deposits
     40,215   32,752    2.76   3.03   NOW accounts                 1,110     994    116    (110)    226
     11,850   10,531    3.24   3.41   Savings accounts               384     359     25     (20)     45
     31,946   20,247    4.00   3.88   Money market accounts        1,278     785    493      39     454
     37,603   32,866    5.81   5.72   CD's, $100M or more          2,184   1,879    305      34     271
     60,362   55,082    5.55   5.62   Other time deposits          3,348   3,096    252     (45)    297
    -------  -------                                              ------  ------  -----
                                      Total interest-bearing
    181,976  151,478    4.56   4.70     deposits                   8,304   7,113  1,191    (241)  1,432
                                      Federal Home Loan
      3,325    1,026    6.17   6.63     Bank advances                205      68    137     (15)    152
      4,358    3,215    5.21   5.04   Other borrowings               227     162     65       7      58
    -------  -------  ------  ------                              ------  ------  -----
                                      Total interest-bearing
   $189,659 $155,719    4.61   4.72     liabilities                8,736   7,343  1,393    (207)  1,600
    -------  -------  ------  ------                              ------  ------  -----  ------  ------
                        3.76   3.99   Interest rate spread
                      ======  ======
                                      Net yield on interest-
                                      Earning assets and

                        4.59   4.90  Net interest income         $10,606 $ 9,460 $1,146  $ (569)$ 1,715
                      ======  ======                              ======  ======  =====  ======  ======

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

Table 3 - Investments - Weighted Average Yields by Maturity

The following table sets forth the amortized cost, fair value and tax-equivalent yields by investment type and maturity category at December 31, 1999

                                                                   Taxable
                                            Amortized     Fair    Equivalent
                                               Cost       Value    Yield (a)
                                              -------    -------   --------
                                                  (Thousands)         (%)
Securities available for sale:
U.S. Treasury, other U.S. Government
  Agencies and mortgage-backed:
     Within one year                          $ 4,121    $ 4,105     6.12
     One year to five years                    36,205     34,997     6.03
     Five years to ten years                    8,008      7,626     6.11
     Over ten years                               -          -        -
                                              -------    -------   --------
          Total                                48,334     46,728     6.05
                                              -------    -------   --------

Other interest-earning investments:
     Within one year                              155        155     7.12
     One year to five years                     4,701      4,750     7.51
     Five years to ten years                    4,251      4,165     7.49
     Over ten years                               675        675     8.18
                                              -------    -------   --------
          Total                                 9,782      9,745     7.55
                                              -------    -------   --------
Total interest-earning investments
     available for sale                        58,116     56,473     6.18
Federal Reserve Bank stock
     and other investments                      1,729      1,690
                                              -------    -------

   Total securities available-for-sale        $59,845    $58,163
                                              =======    =======

 (a) the yield is calculated on the amortized cost of the securities.

Loans

The following tables set forth certain information regarding the Subsidiary Banks' loan portfolio as of December 31, 1999 and 1998.

Table 4 - Loan Repricing Opportunities

The following table sets forth certain loan maturity information as of December 31, 1999. Loan renewals generally reprice relative to the prime rate in effect at the time of the renewal. Management expects that certain real estate mortgage loans that have maturities of one to three years and longer amortization periods will renew at maturity.

                                                  After
                                        One      one year    Over
                                        year     through     Five
  Loan Category                        or less  five years   Years   Total
  -------------                        -------  ----------  ------  -------
  Real estate-construction
     and development                   $19,540     $ 4,025  $  453  $24,018
  Commercial                            20,009      12,150     140   32,299
                                       -------  ----------  ------  -------
     Total                            $ 39,549    $ 16,175  $  593  $56,317
                                       =======  ==========  ======  =======

  Loans with floating and
     adjustable rates                 $ 16,961    $  7,158  $  189  $24,308
  Loans with fixed rates                22,588       9,017     404   32,009
                                       -------  ----------  ------  -------
     Total                            $ 39,549    $ 16,175  $  593  $56,317
                                       =======  ==========  ======  =======

Nonaccrual, Past Due and Restructured Loans

At December 31, 1999 and 1998, nonperforming loans were $342 and $233, respectively. Interest income of $8 was recognized from nonaccrual loans in 1999 and none in 1998. At December 31, 1999, the Subsidiary Banks had $229 nonaccrual loans, had $68 in loans past due over 90 days and $45 in real estate owned.

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

Loan Concentrations

Most of the Subsidiary Banks' business activity is with customers located within the Chatham and Bryan County area. As of December 31, 1999, the Subsidiary Banks had a concentration of credit risk aggregating $156.1 million on loans secured by real estate. The Subsidiary Banks have no exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

Table 5 - Provision for Possible Loan Losses

Changes in the allowance for loan losses in 1999 and 1998 are summarized as follows:

                                                  1999       1998
                                                 ------     ------
                                                     (Thousands)
      Balance at the beginning of the year       $2,323     $2,063
      Charge-offs - Commercial                      (80)      (145)
      Charge-offs - Consumer                        (78)       (84)
      Charge-offs - Real estate                     (10)       (29)
                                                 ------     ------
      Charge-offs - Total                          (168)      (258)
                                                 ------     ------
      Recoveries - Commercial                        30          4
      Recoveries - Consumer                          61         79
      Recoveries - Real estate                        3         -
                                                 ------     ------
      Recoveries - Total                             94         83
                                                 ------     ------
      Net charge-offs                               (74)      (175)
                                                 ------     ------
      Provision for loan losses                     545        435
                                                 ------     ------
      Balance at the end of the year             $2,794     $2,323
                                                 ======     ======

      Ratio of net charge-offs to average loans    .04%       .11%
                                                 ======     ======



Table 6 - Allocation of Allowance for Loan Losses by Loan Type

The allowance for loan losses is allocated by loan category based on management's assessment of risk within the various categories of loans. The Company's allocation of the allowance for loan losses according to the amount deemed to be reasonably necessary to absorb potential losses within each loan category is presented in the following tables:

                                                    % of                % of
                                         1999      Total      1998      Total
                                        ------     -----     ------     -----
                                      (Thousands)          (Thousands)

   Commercial                            $ 520       .25       $ 450      .26
   Real estate - construction
     and development                       635       .31         520      .30
   Real estate -  mortgage                 993       .48         866      .51
   Installment and consumer                425       .21         324      .19
   Unallocated                             221       .11         163      .10
                                        ------                ------
   Total allowance for loan losses      $2,794      1.36      $2,323     1.36
                                        ======                ======

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

Loan loss reserves are determined based on management's internal review of nonperforming loans, delinquency trends, the level of rated assets and charge-off trends. Additionally, management assesses general and specific economic trends both nationally and locally and regulatory information to determine the impact of those external factors on loan loss reserve levels. Based on the internal and external reviews, The Subsidiary Banks segregates their loan portfolios by type of loans and by loan classification within each loan type. The allowance for loan losses is allocated by different loan classifications based on management's assessment of risk inherent in the various types of loans. Reserve percentages are applied (based on historical and anticipated loss rates) to each loan group to determine the required amount of allocated general loan loss reserves. Additionally, an amount is provided for unallocated general loan loss reserves reflecting the potential for estimation errors in allocated reserves.

Although historically, there have been minimal losses in loans secured by real estate, management has allocated additional reserves to these categories based upon the large concentration of real estate loans, larger individual loan amounts, a very competitive market for loan growth and rapidly rising property valuations during 1999 and 1998 in certain locations in our market area which may not be sustainable.

Deposits

Table 7 - Deposit Average Balances and Rates Paid

The following table summarizes average balances of deposits of the Company and the Subsidiary Banks on a consolidated basis and the average rates paid on such deposits during 1999 and 1998.

                                            1999                  1998
                                    ------------------     ------------------
                                      Amount     Rate        Amount    Rate
                                   (Thousands)            (Thousands)
Non-interest-bearing demand         $ 36,724     0.00%     $ 30,137     0.00%
Interest-bearing savings              45,649     2.15%       40,215     2.76%
Savings deposits                      12,252     2.78%       11,850     3.24%
Money market deposits                 35,128     3.83%       31,946     4.00%
Time deposits                         98,789     5.18%       97,965     5.65%
                                    --------               --------
       Total                        $228,542               $212,113
                                    ========               ========

Item 2.  Properties

See Note 6 and Note 14 of Notes to Consolidated Financial Statements on page F-12, and page F-17, of the Registrant's 1999 Annual Report to Shareholders, which are specifically incorporated herein by reference.

The Savannah Bank's main office is located at 25 Bull Street, Savannah, Georgia 31401, on the ground floor and lower level of a seven story office building located on Johnson Square in downtown Savannah. The location is sometimes called the Financial Square because seven financial institutions surround the square (downtown park). The location is convenient to commercial customers and consumers who already use the services of the six other financial institution offices on Johnson Square.

The Savannah Bank has leased approximately 4,710 square feet on the main floor, and 2000 square feet in the lower level of the building under a five-year lease with one optional five-year extension in June 2004. In November 1998, an additional 1,475 square feet of space was rented on the sixth floor. This lease is through June 2004 with one five-year renewal option. The rental costs increase by 3 percent of the gross rental amount each year during the initial five-year term and thereafter in accordance with the Consumer Price Index. The Company is also responsible for its pro rata share of increases in the cost of ad valorem taxes, insurance, utilities and janitorial services.

In 1989, Bryan Bank constructed its 8,500 square foot two-story main office in Richmond Hill, Georgia, on land owned by Bryan Bank. The building has a walk-up ATM a drive-up ATM and 4 drive-in lanes. All bank personnel are housed in this one location.

Savannah Bank also leases approximately 6,700 square feet on the first floor of a two-story building located at 400 Mall Boulevard, Savannah, Georgia. This space is being used for the Savannah Bank's first branch location, the Mortgage Loan Department and expansion space. The building is located near the corner of Mall Boulevard and Hodgson Memorial Drive, a location that is convenient to a significant concentration of commercial, service, and retail entities. The lease rate increases with the Consumer Price Index. The initial lease term was for five years and ended March 31, 1997. The Savannah Bank has committed to exercise the next five-year lease option. There are four five-year renewal options included in the terms. The Company is also responsible for its prorata share of increases in the cost of ad valorem taxes, insurance and maintenance of common areas. The bank renovated the existing space, constructed a vault, drive-in teller area and five drive-in teller lanes adjacent to the building.

During 1995, Savannah Bank entered into a five-year ground lease with nine five-year renewal options at 100 Chatham Parkway. The Savannah Bank also has a right of first refusal to buy the property at appraised value should the owner ever decide to sell the property. The location is at the intersection of Chatham Parkway and U.S. Highway 80, a major commercial and industrial intersection in west Chatham County. The Savannah Bank made land improvements and constructed a 2200 square-foot banking facility including four drive-in lanes and an ATM drive-through lane. The West Chatham Office opened for business on November 20, 1995.

In 1997, Savannah Bank constructed a 2300 square foot office on an outlot owned in the Island Towne Centre Shopping Plaza, six miles east of downtown Savannah.

In November 1997, the Savannah Bank entered into a ten-year lease beginning June 1, 1998 with four five-year renewal options in the Medical Arts Shopping Center at 4809 Waters Road. The property consists of 3,055 square feet of banking office space and a separate drive-through behind the shopping center.

Item 3.  Legal Proceedings

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings incidental to the business of the Company or the Subsidiary Banks.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Incorporated herein by reference to sections entitled "Market for Registrant's Common Equity and Related Stockholder Matters" on page F-27 of the Financial Statement Section of the 1999 Annual Report to Shareholders.

Item 6.  Selected Financial Data

Incorporated herein by reference to sections "Table 1 - Selected Financial Condition Highlights - Five-Year Comparison," "Table 2 - Selected Operating Highlights" and "Table 5 - Selected Quarterly Data" in the Registrant's Management and Analysis of Financial Condition and Results of Operations on pages F-20 through F-27 of the Financial Statement Section of the 1999 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated herein by reference to the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-22 and F-23 of the Financial Statement Section of the 1999 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Incorporated herein by reference to the sections entitled "Liquidity and Interest Rate Sensitivity Management" and "Table 3 - Long-term Maturity Gap and Repricing Data" in the Registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-22 and F-23 of the Financial Statement Section of the 1999 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

(a)    1.  Financial Statements

The financial statements, together with the applicable report of independent accountants, are included as Exhibit 13 on pages F-3 to F-27 in this 1999 Annual Report on Form 10-K as shown in the following index.

                                                                  Page Number


   (i)    Management's Responsibility for Financial Reporting         F-2
  (ii)    Report of Independent Certified Public Accountants          F-3
 (iii)    Consolidated Balance Sheets
              December 31, 1999 and 1998                              F-4
  (iv)    Consolidated Statements of Income for the Years
              Ended December 31, 1999, 1998 and 1997                  F-5
   (v)    Consolidated Statements of Changes in Stockholders'
              Equity for the Years Ended December 31, 1999,
              1998 and 1997                                           F-6
  (vi)    Consolidated Statements of Cash Flows for the Years
              Ended December 31, 1999, 1998 and 1997                  F-7
 (vii)    Notes to Consolidated Financial Statements              F-8 to F-19

       2.  Financial Statement Schedules

           Computation of Earnings Per Share                     Exhibit 11

           1999 Annual Report to Shareholders                    Exhibit 13

           Report of Predecessor Independent Accountants         Exhibit 23.1
           The report Arthur Andersen LLP for the year ended
           December 31, 1998 and 1997 is included as a financial schedule exhibit in this Form 10-K.

           Report of Predecessor Independent Accountants         Exhibit 23.1
           The report of Moore, Stephens, Tiller for the year ended December 31, 1997 is included as a financial schedule exhibit in this Form 10-K.

           Consent of BDO Seidman, LLP                           Exhibit 23.1
           Consent of Arthur Andersen LLP                        Exhibit 23.2
           Consent of Moore Stephens Tiller LLC                  Exhibit 23.3

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

Change in Registrant's Certifying Accountant.

(a)  Previous independent accountants

(i) Effective April 19, 1999 The Savannah Bancorp, Inc. ("TSB, Inc.") dismissed its prior certifying accountants, Arthur Andersen LLP ("AA LLP"). AA LLP audited the consolidated financial statements for the years ending December 31, 1996 through December 31, 1998. Unqualified opinions were issued in each of those years. The decision to dismiss AA LLP was approved by the Audit Committee and the full board of directors.

(ii) During the two most recent fiscal years and the subsequent interim period to the date hereof, there were no disagreements between TSB, Inc. and AA LLP on any matters of accounting principles, practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of AA LLP would have caused them to make a reference thereto in their report on the financial statements for such years.

None of the "reportable events" described in Regulation S-K Item 304 (a)(1)(v) occurred with respect to TSB, Inc. within the last two fiscal years and subsequent interim period to the date hereof.

(b) New independent accountants

A competitive proposal was received from BDO Siedman LLP, ("BDO") which has significant publicly-traded, community banking expertise. Effective April 19, 1999, TSB Inc.'s Board of Directors engaged the services of BDO as its independent accountants. During the last two years and subsequent interim period to the date hereof, TSB, Inc. did not consult BDO regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Registrant's Proxy Statement dated March 17, 2000 and filed on March 15, 2000. All reports required pursuant to the insider trading regulations were filed timely with the exception of Mr. Burnsed and Mr. Briscoe, CFO, who each exercised options during 1999 and did not correctly report the transactions.

Item 11.  Executive Compensation

Incorporated herein by reference to the sections entitled "Executive Compensation and Benefits" in the Registrant's Proxy Statement dated March 17, 2000 and filed on March 15, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the sections entitled "Election of Directors" and "Ownership of Equity Securities" in the Registrant's Proxy Statement dated March 17, 2000 and filed on March 15, 2000.

Item 13.  Certain Relationships and Related Transactions

The information contained in Note 5 to the Consolidated Financial Statements incorporated by reference and under the caption "Certain Transactions" in the Registrant's Proxy Statement dated March 17, 2000 and filed on March 15, 2000.

PART IV

Item 14.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     Number    Description
     -------   ------------
       3.1 *   Articles of Incorporation
       3.2 *   By-laws as amended
      10.1 *   Lease for Bank Site at 25 Bull Street and Assumption of Lease
      10.5 *   Form of Organizers' Stock Option Agreement
      10.6 *   Lease for Mall Boulevard Office dated February 14, 1992
      10.7 *   The Savannah Bancorp, Inc.  Incentive Stock Option Plan
               approved by shareholders on April 18, 1995.
      10.8 *   Amendment to The Savannah Bancorp, Inc.  Incentive Stock
               Option Plan approved by shareholders on April 16, 1996.
      11       Computation of Earnings Per Share
      13       1999 Annual Report to Shareholders
      21       Subsidiaries of Registrant
      22.1     Reports of Predecessor Independent Certified Public Accountants
      22.2     Reports of Predecessor Independent Certified Public Accountants
      23.1     Consent of BDO Seidman, LLP
      23.2     Consent of Arthur Andersen LLP
      23.3     Consent of Moore Stephens Tiller LLC
      27       Financial Data Schedule

*Items 3.1, 3.2, 10.1 and 10.5 were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 33-33405) filed in February 1990 and such documents are incorporated herein by reference.

Item 10.6 was filed as an exhibit with the 1992 Annual Report on Form 10-K in March, 1993.

(b)  REPORTS ON FORM 8-K.   NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 20, 2000 by the undersigned, thereunto duly authorized.

THE SAVANNAH BANCORP, INC.

By:  /s/ ARCHIE H. DAVIS
         Archie H. Davis, President and
         Chief Executive Officer
         (Principal Executive Officer)


     /s/ ROBERT B. BRISCOE
         Robert B. Briscoe, Chief
         Financial Officer
         (Principal Financial and Accounting Officer)



Directors:

/s/  J. WILEY ELLIS                          /s/  JACK M. JONES
     J. Wiley Ellis                               Jack M. Jones
     Chairman of the Board

/s/  E. JAMES BURNSED                        /s/
     E. James Burnsed                             Aaron M. Levy
     Vice Chairman

/s/  RUSSELL W. CARPENTER                    /s/  J. CURTIS LEWIS, III
     Russell W. Carpenter                         J. Curtis Lewis, III

/s/  ARCHIE H. DAVIS                         /s/  M. LANE MORRISON
     Archie H. Davis                              M. Lane Morrison

/s/  ROBERT H. DEMERE, JR.                   /s/  J. TOBY ROBERTS
     Robert H. Demere, Jr.                        J. Toby Roberts, Sr.

/s/  L. CARLTON GILL                         /s/  JAMES W. ROYAL
     L. Carlton Gill                              James W. Royal

/s/                                          /s/  JACK W. SHEAROUSE
     Robert W. Groves III                         Jack W. Shearouse

/s/  PENELOPE S. JOHNSON                     /s/  ROBERT T. THOMPSON, JR.
     Penelope S. Johnson                          Robert T. Thompson, Jr.

Exhibit 11 - Computation of Per Share Earnings

Earnings per share has been calculated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" issued by the Financial Accounting Standards Board. SFAS No. 128 requires presentation of earnings per share on a basic computation and a diluted computation. The basic computation divides net income by only the weighted average number of common shares outstanding for the year and the diluted computation gives effect to all diluted common shares that were outstanding during the year. Earnings and outstanding shares for 1998 and 1997 have been restated to give effect to the merger with Bryan Bancorp of Georgia, Inc. that was consummated on December 15, 1998 and accounted for using the pooling of interests accounting method.

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

    Years Ended December 31,                          1999     1998     1997
    ------------------------                         ------   ------   ------
       Income available to common shareholders:

       Used in basic earnings per share              $3,533   $2,626   $2,911
                                                     ------   ------   ------
       Used in diluted earnings per share            $3,533   $2,626   $2,911
                                                     ------   ------   ------
       Weighted average number of common
          shares used in basic earnings per share 2,704 2,661 2,640 Effect of dilutive securities:
          Stock options                                  66       99      117
                                                     ------   ------   ------
       Weighted average number of common
          and dilutive potential common shares
          used in diluted earnings per share          2,770    2,760    2,757
                                                     ------   ------   ------