Form 10-Q
period 2000-03-31
SAVANNAH BANCORP INC
filed 2000-05-12
CIK 860519

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

                  For the quarterly period ended March 31, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-18560

                           THE SAVANNAH BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Georgia                      58-1861820
             --------------------------------    ------------------
              (State or other jurisdiction of      (IRS Employer
               incorporation or organization)    Identification No.)

                       25 Bull Street, Savannah, GA 31401
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  912-651-8200
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
             ------------------------------------------------------
             (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _ Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000.

           2,709,814 shares of Common Stock, $1.00 par value per share
================================================================================

                   The Savannah Bancorp, Inc. and Subsidiaries
                                 Form 10-Q Index
                                 March 31, 2000


                                                                           Page
PART I - FINANCIAL INFORMATION                                             ----
Item 1.  Financial Statements

         Review Report of Independent Certified Public Accountants          2
         Consolidated Balance Sheets - March 31, 2000 and 1999
            and December 31, 1999                                           3
         Consolidated Statements of Income
            For the Quarter Ended March 31, 2000 and 1999                   4
         Consolidated Statements of Changes in Shareholders' Equity
            For the Three Months Ended March 31, 2000 and 1999              5
         Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 2000 and 1999              6

         Condensed Notes to Consolidated Financial Statements              7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9-14



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                15
Item 2.   Changes in Securities                                            15
Item 3.   Defaults Upon Senior Securities                                  15
Item 4.   Submission of Matters to a Vote of Security Holders              15
Item 5.   Other Information                                                15
Item 6.   Exhibits and Reports on Form 8-K                                 15
Signatures                                                                 16

EXHIBITS

Financial Data Schedules                                             Exhibit 27

Item 1. Financial Statements


           Review Report of Independent Certified Public Accountants

To the Audit Committee of the
Board of Directors of
The Savannah Bancorp, Inc.

We have reviewed the accompanying condensed consolidated financial statements of The Savannah Bancorp, Inc. and subsidiaries as of March 31, 2000, and for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

Atlanta, Georgia
May 2, 2000

                   The Savannah Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets

($ in thousands, except share data)         March 31,  December 31,   March 31,
                                              2000        1999          1999
                                          -----------  -----------  -----------
Assets                                    (Unaudited)               (Unaudited)
Cash and due from banks                      $ 11,695     $ 13,004     $ 17,120
Interest-bearing deposits in bank                 103          314         -
Federal funds sold                              1,109        2,982       12,154
Securities available for sale, at
   fair value (amortized cost of
   $60,536 on 3/31/00, $59,845 on
   12/31/99 and $59,604 on 3/31/99)            58,739       58,163       59,904
Loans                                         220,713      205,914      177,600
Less allowance for loan losses                 (2,924)      (2,794)      (2,416)
                                          -----------  -----------  -----------
       Net loans                              217,789      203,120      175,184
Premises and equipment, net                     4,723        4,678        4,810
Other real estate owned                          -              45         -
Other assets                                    3,994        3,882        3,023
                                          -----------  -----------  -----------
       Total assets                          $298,152     $286,098     $272,195
                                          ===========  ===========  ===========
Liabilities
Deposits:
   Non interest-bearing demand               $ 42,400     $ 40,150     $ 39,120
   Interest-bearing demand                     42,227       40,186       50,929
   Savings                                     13,311       12,213       12,624
   Money market accounts                       38,694       40,346       31,793
   Time, $100,000 and over                     41,597       38,889       36,828
   Other time deposits                         65,512       62,478       60,963
                                          -----------  -----------  -----------
       Total deposits                         243,741      234,262      232,257
Federal Home Loan Bank Advances                18,207       18,248        4,410
Securities sold under repurchase agreements     6,388        5,562        8,320
Federal funds purchased                         2,264          905          578
Other liabilities                               1,868        1,890        1,871
                                          -----------  -----------  -----------
       Total liabilities                      272,468      260,867      247,436
                                          -----------  -----------  -----------
Shareholders' Equity

Common stock, par value $1 per share:
   authorized 20,000,000 shares; issued
   2,719,614 shares                             2,720        2,720        2,720
Preferred stock, par value $1 per share:
     Authorized 10,000,000 shares,
     none issued                                 -            -            -
Capital surplus                                13,038       13,038       13,076
Retained earnings                              11,356       10,727        8,960
Treasury stock, 9,400 shares at 3/31/00,
   10,675 shares at 12/31/99, and 22,175
   shares at 3/31/99                             (316)        (210)        (182)
Accumulated other comprehensive (loss)
  gain                                         (1,114)      (1,044)         185
                                          -----------  -----------  -----------
  Total shareholders' equity                   25,684       25,231       24,759
                                          -----------  -----------  -----------
  Total liabilities and shareholders'
       equity                                $298,152     $286,098     $272,195
                                          ===========  ===========  ===========

See the condensed notes to the consolidated financial statements.

                   The Savannah Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                              For the
                                                           Quarter Ended
                                                              March 31,
                                                        --------------------
($ in thousands, except share data)                       2000        1999
                                                        --------    --------
Interest Income
Loans                                                     $4,844      $3,835
Investment securities:
   Taxable                                                   767         790
   Non-taxable                                               118          99
Deposits with banks                                            5           1
Federal funds sold                                            70         139
                                                        --------    --------
   Total  interest income                                  5,804       4,864
                                                        --------    --------
Interest Expense
Deposits                                                   2,150       1,915
Federal Home Loan Bank advances                              272          66
Other borrowings                                             134         134
                                                        --------    --------
    Total interest expense                                 2,556       2,115
                                                        --------    --------
Net Interest Income                                        3,248       2,749
Provision for loan losses                                    150         105
                                                        --------    --------

Net interest income after
   provision for loan losses                               3,098       2,644
                                                        --------    --------
Other Income
Trust Fees                                                    65          32
Service charges on deposit accounts                          290         231
Mortgage origination fees                                     86         194
Other income                                                 104          95
                                                        --------    --------
   Total other operating revenue                             545         552
Gains on sales of securities                                 -             5
                                                        --------    --------
    Total other income                                       545         557
                                                        --------    --------
Other Expense
Salaries and employee benefits                             1,258       1,139
Occupancy expense                                            165         155
Equipment expense                                            154         136
Other operating expenses                                     673         596
                                                        --------    --------
   Total other expense                                     2,250       2,026
                                                        --------    --------
Income before provision for income taxes                   1,393       1,175
Provision for income taxes                                   438         384
                                                        --------    --------
Net income                                                 $ 955       $ 791
                                                        ========    ========

Net income per share:
    Basic                                                  $0.35       $0.29
                                                        ========    ========
    Diluted                                                $0.35       $0.29
                                                        ========    ========

See the condensed notes to the consolidated financial statements.


                   The Savannah Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)
                                                                                          Accumulated
                                                                                             Other
                                     Common    Stock    Capital    Retained   Treasury   Comprehensive
($ in thousands, except share data)  Shares    Amount   Surplus    Earnings     Stock       Income         Total
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998         2,719,614   $2,720   $13,076      $8,438      ($275)       $516        $24,475
Comprehensive income:
Net income                                                              791                                   791
Change in unrealized losses on
  securities available for sale,
  net of tax                                                                                  (331)          (331)
                                                                                                          -------
  Total comprehensive income                                                                                  460
Cash dividends - $.10 per share                                        (269)                                 (269)

Exercise of options                                                                 93                         93
                                  -------------------------------------------------------------------------------
Balance, March 31, 1999            2,719,614   $2,720   $13,076      $8,960      ($182)       $185        $24,759
                                  ===============================================================================

Balance, December 31, 1999         2,719,614   $2,720   $13,038     $10,727      ($210)    ($1,044)       $25,231
Comprehensive income:
Net income                                                              955                                   955
Change in unrealized  losses on
  securities available for sale,
  net of tax                                                                                   (70)           (70)
                                                                                                          -------
  Total comprehensive income                                                                                  885
Cash dividends - $.12 per share                                        (326)                                 (326)

Exercise of options                                                                 68                         68

Purchase of treasury stock                                                        (174)                      (174)
                                  -------------------------------------------------------------------------------
Balance, March 31, 2000            2,719,614   $2,720   $13,038     $11,356      ($316)    ($1,114)       $25,684
                                  ===============================================================================


See the condensed notes to the consolidated financial statements.

                   The Savannah Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                    (Unaudited)
                                                      For the          For the
                                                Three Months Ended   Year Ended
($ in thousands)                                     March 31,      December 31,
                                                ------------------  ------------
Operating Activities                              2000      1999        1999
                                                --------  --------  ------------
Net income                                         $ 955     $ 791      $ 3,533
Adjustments to reconcile net income to cash
 Provided  by  operating activities:
   Provision for loan losses                         150       105          545
   Depreciation of premises and equipment            146       136          584
   Gains on sale or calls of investment securities    -         (5)         (13)
   Amortization of investment securities discount-
     net                                              13        32           91
   Increase in other assets                          (53)      (62)        (245)
   Increase in other liabilities                       7        29           81
                                                --------  --------  ------------
     Net cash provided by operating activities     1,218     1,026        4,576
                                                --------  --------  ------------
Investing Activities
Purchases of investment securities                (2,210)   (5,032)     (15,834)
Proceeds from sales or calls of investment
   securities                                         -         -         1,008
Proceeds from maturities of investment
   securities                                      1,508     7,265       16,765
Net increase in loans made to customers          (14,819)   (6,754)     (35,130)
Capital expenditures                                (191)     (119)        (435)
                                                --------  --------   -----------
     Net cash used in investing activities       (15,712)   (4,640)     (33,626)
                                                --------  --------   -----------
Financing Activities
Net increase in demand, savings and money
   market accounts                                 3,737     4,549        2,978
Net increase (decrease) in certificates
   of deposit                                      5,742    (4,664)      (1,088)
Net increase  in securities sold under
   agreements to repurchase                          826     5,646        2,888
Net (decrease) increase in FHLB advances             (41)      (40)      13,798
Net increase in federal funds purchased            1,359        40          368
Purchase of treasury stock                          (174)       -          (207)
Dividend payments                                   (326)     (269)      (1,244)
Exercise of options                                   68        93          234
                                                --------  --------   -----------
     Net cash provided by financing activities    11,191     5,355       17,727
                                                --------  --------   -----------
Decrease) Increase in Cash and Cash Equivalents   (3,303)    1,741      (11,323)
Cash and cash equivalents at beginning of period  16,210    27,533       27,533
                                                --------  --------   -----------
Cash and cash equivalents at end of period       $12,907   $29,274     $ 16,210
                                                ========  ========   ===========

See the condensed notes to the consolidated financial statements.

                   The Savannah Bancorp, Inc. and Subsidiaries
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note 2 - Shares Used in Computing Net Income Per Share

Net income per diluted share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted-average shares outstanding were approximately 2,755,000 and 2,772,000 for the first quarters of 2000 and 1999, respectively. They included approximately 46,000 and 83,000 common equivalent shares in 2000 and 1999, respectively.

The Company had no amortization of merger related intangible assets and therefore no separate earnings per share, excluding the amortization of intangibles has been presented.

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

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at March 31, 2000 and December 31, 1999 and results of operations for the quarters ended March 31, 2000 and 1999, the following analysis should be reviewed along with other information including the Company's December 31, 1999 Annual Report on Form 10-K.

                   The Savannah Bancorp, Inc. and Subsidiaries
                       First Quarter Financial Highlights
                             March 31, 2000 and 1999
                                   (Unaudited)

                                                                       Percent
Balance Sheet Data                                                     Increase
at March 31                                       2000        1999    (Decrease)
--------------------------------------------------------------------------------
(thousands, except per share data)

Total assets                                  $ 298,152    $ 272,195       10
Interest-earning assets                         281,986      249,264       13
Loans                                           220,713      177,600       24
Allowance for loan losses                         2,924        2,416       21
Nonperforming assets                                556          232      140
Deposits                                        243,741      232,257        5
Interest-bearing liabilities                    228,200      206,445       11
Shareholders' equity                             25,684       24,759        4
Allowance for possible
  loan losses to total loans                       1.32%        1.36%       -
Loan to deposit ratio                             90.55%       76.47%       -
Equity to assets                                   8.61%        9.10%       -
Tier 1 capital to risk-
  weighted assets                                 11.75%       12.88%       -
Book value per share                             $ 9.48       $ 9.18        3
Outstanding shares                                2,710        2,697        0

For the First Quarter
Net income                                        $ 955        $ 791       21
Return on average assets                           1.37%        1.22%       -
Return on average equity                          15.15%       13.06%       -
Net interest margin                                4.78%        4.61%       -
Overhead ratio **                                 59.32%       61.38%       -

Net income per share:
Basic                                             $ .35        $ .29       21
Diluted                                           $ .35        $ .29       21

Average shares:
Basic                                             2,709        2,689        1
Diluted                                           2,755        2,772       (1)

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

During the first quarter 2000, loans increased $14.8 million to $220.7 million, while deposits increased $9.5 million to $243.7 million. The loan to deposit ratio increased from 87.90% at December 31, 1999 to 90.55% at March 31, 2000. Loan growth continues to be fueled by an excellent local economy. Developing strategies to grow local deposits through improved marketing plans, incentives and higher rates is a high management priority for the current year. Such strategies might include advertising higher rate time deposits in the local media. This has not previously been done. Identifying sources and making arrangements with them to acquire brokered deposits and sell participations in certain loans is a developing portion of our contingency liquidity planning.

Both subsidiary banks have a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta ("FHLB"). Under these agreements, the banks have credit lines up to 75 percent of the book value of their 1-4 family first mortgage loans, or approximately $23.6 million as of March 31, 2000. In addition, the banks had approximately $18.5 million par value of investment securities pledged as collateral at the FHLB. In aggregate, the Company had secured borrowing capacity of approximately $42.2 million of which $18.2 million was advanced at March 31, 2000. These credit arrangements serve as a core funding source as well as liquidity backup for the banks. The Savannah Bank, N.A. and Bryan Bank & Trust have credit lines approved by the FHLB of 20 percent and 16 percent of assets, respectively, subject to the FHLB collateral requirements. The subsidiary banks also have $20 million of federal funds borrowing lines available from correspondent banks.

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

The Company's liability-sensitive cash flow maturity and repricing gap at March 31, 2000, was $8.2 million within one year, or 2.9 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled 26.7 million, or 9.5 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap. The maturity and repricing gap between one and five years will adjust significantly each year through normal loan and deposit activity. Based on the presently expected principal cash flows and interest rates and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances.

The short-term liability-sensitivity position of the Company indicates that net interest income over a one-year period will be impacted negatively when the prime rate and deposit rates rise. Soon after the rate increases cease, net interest income will be impacted negatively due to the continued time deposit repricing at higher rates. The opposite is true in the event of falling rates.

The gap position after one year is of less concern because management has time to respond to changing financial conditions with actions that reduce the impact of the longer-term gap positions. However, fixed rate assets with maturities over five years may include significant rate risk in the event of significant market rate increases where the subsidiary banks have no opportunity to reprice the earning assets.

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At March 31, 2000, the Company had unfunded commitments to extend credit of $51.2 million and outstanding stand-by letters of credit of $2.8 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

Financial Condition and Capital Resources

The financial condition of the Company can be assessed by examining the changes and relationships in the sources and uses of funds as shown in the consolidated statements of cash flows. At March 31, 2000, the investment in bank premises and equipment totaled $4.723 million, or approximately 18 percent of equity capital.

The Company has classified all investment securities as available for sale. During the first quarter, an increase in U.S. Treasury market rates of 25-50 basis points caused net unrealized losses on available for sale securities to increase to $1,114 from $1,044 during the first quarter, 2000. These amounts are included in shareholders' equity at March 31, 2000 and December 31, 1999, respectively, in other accumulated comprehensive income.

The Company announced a stock repurchase program on October 19, 1999 for up to 50,000 shares of common stock. Through March 31, 2000, 19,700 shares had been repurchased at an average price of $19.33 per share. Repurchased shares will be held in the Company's treasury and will be available for resale and for general corporate purposes.

The Company's lending and investment policies continue to emphasize high quality growth. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company.

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of March 31, 2000, the Company and the subsidiary banks exceed the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $25.684 million, or 8.6% of total assets at March 31, 2000. Tier 1 Capital is 11.75% of Risk-Weighted Assets at the same date. The strong capital and earnings ratios allow the bank to continue its aggressive growth objectives without having to raise additional capital.

Results of Operations

FIRST QUARTER 2000 compared with FIRST QUARTER 1999

Net income for the first quarter 2000 was $955,000, up 21 percent from $791,000 in the first quarter 1999. This represented annualized returns of 15.15 percent on average equity and 1.37 percent on average assets for the first quarter, 2000. Diluted earnings per share were $0.35 in the first quarter, 2000 compared to $0.29 for the same period in 1999, an increase of 21 percent.

Net interest income was $3,248,000 as compared to $2,749,000 in 1999, an increase of $499,000, or 18 percent. Average loans were $40.9 million, or 24 percent, higher in the first quarter 2000 as compared to the first quarter 1999. The average loan to deposit ratio increased to 89.1 percent in 2000 as compared to 78.4 percent in 1999. The prime rate increased 50 basis points to 9.00 percent during the first quarter 2000. The prime rate was 7.75 percent in the first quarter 1999. Time deposit market rates increased between 100 and 150 basis points in the first quarter 2000 as compared to the same period in 1999. The net yield on interest earning assets increased to 4.78 percent in 2000 from
4.61 percent in 1999 as a result of improved loan ratios and higher rates.

The provision for loan losses was $150,000 in 2000 compared to $105,000 in 1999. Net loan charge-offs totaled $20,000 for the first quarter 2000 and $12,000 in 1999. There was $556,000 in non-performing assets at March 31, 1999 and $232,000 at March 31, 1999. The allowance for possible loan losses was 1.32 percent of loans at March 31, 2000 and 1.36 percent at March 31, 1999.

Other income was $545,000 in 2000 compared to $557,000 in 1999. Other income included mortgage origination fees of $86,000 and $194,000 in 2000 and 1999, respectively. Higher loan rates caused decreases in mortgage origination volumes and fees throughout the industry.

Other expenses were $2,250,000 in 2000 compared to $2,026,000 in 1999, an increase of $224,000, or 11 percent. Personnel expense increased $158,000, or 16 percent in 2000.

The provision for income taxes was $438,000 in 2000 and $384,000 in 1999. The effective federal and state tax rates were 31.4 percent and 32.7 percent in 2000 and 1999, respectively. The decrease in the effective rate was due primarily to higher levels of tax exempt securities. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

Table 1 - Long-Term Maturity Gap and Repricing Data

The following is the Company's long-term maturity and repricing data for the Company as of March 31, 2000.

($ in 000's)                           One       Two      Three     Four      Five
                                       Year     Years     Years     Years     Years    Beyond     Total
                                     -------   -------   -------   -------   -------   -------   -------
Interest-bearing assets
Investment securities                  3,910     2,778    13,199    12,760    12,634    15,254    60,535
                                        6.15%     6.67%     6.25%     6.23%     6.12%     6.16%     6.21%
Interest-bearing deposits                103       -         -         -         -         -         103
                                        5.95%      -         -         -         -         -        5.95%
Federal funds sold                     1,109       -         -         -         -         -       1,109
                                        5.95%      -         -         -         -         -        5.95%
Loans - fixed rates                   57,829    23,924    31,521    10,597    10,183     6,454   140,508
                                        8.65%     8.80%     8.76%     8.25%     8.22%     8.49%     8.63%
Loans - variable rates                45,606    10,791     9,639     4,704     4,476     4,989    80,205
                                        9.65%     9.76%     9.70%     9.28%     9.38%     9.49%     9.62%
                                     -------   -------   -------   -------   -------   -------   -------

Total earning assets                 108,557    37,493    54,359    28,061    27,293    26,697   282,460
                                        8.94%     8.92%     8.31%     7.51%     7.44%     7.35%     8.38%

Interest bearing deposits:
NOW and savings                        5,554     5,554     5,554     5,554     5,554    27,768  * 55,538
                                        2.34%     2.34%     2.34%     2.34%     2.34%     2.34%     2.34%
Money market accounts                  3,868     3,869     3,869     3,869     3,869    19,350  * 38,694
                                        4.21%     4.21%     4.21%     4.21%     4.21%     4.21%     4.21%
Time, $100 and over                   34,628     3,031     1,511     1,416     1,011       -      41,597
                                        5.51%     5.90%     6.67%     6.19%     6.59%      -        5.63%
Other Time                            49,856     7,001     4,782     2,999       874       -      65,512
                                        5.40%     5.66%     6.28%     6.19%     5.93%      -        5.53%
                                     -------   -------   -------   -------   -------   -------   -------
Total interest bearing

deposits                              93,906    19,455    15,716    13,838    11,308    47,118   201,341
                                        5.21%     4.46%     4.41%     4.09%     3.64%     3.11%     4.42%
Funds Purchased                        8,652       -         -         -         -         -       8,652
                                        6.04%      -         -         -         -         -        6.04%
Federal Home Loan Bank Advances       14,164       208       211       215     1,219     2,190    18,207
                                        6.05%     6.00%     6.00%     6.00%     6.00%     6.00%     6.03%
                                     -------   -------   -------   -------   -------   -------   -------
Total interest bearing liabilities   116,722    19,663    15,927    14,053    12,527    49,308   228,200
                                        5.37%     4.48%     4.44%     4.12%     3.87%     3.24%     4.61%

GAP-Excess Assets                     (8,165)   17,830    38,432    14,008    14,766   (22,611)   54,260
                                     -------   -------   -------   -------   -------   -------   -------

GAP-Cumulative-3/31/00                (8,165)    9,665    48,097    62,105    76,871    54,260    54,260
                                     -------   -------   -------   -------   -------   -------   -------

(a)- estimated cash flow runoff of 10 percent per year has been assumed.

The Company's cash flow gap is $(8,165) within one year, or 2.9 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years total $26,697 or 9.5 percent of total interest-earning assets. The cash flow gaps between one and five years will adjust significantly each year through normal loan and deposit activity. Based on the principal cash flows and interest rates presented above, and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances of 5 percent of the net interest income.

PART II - OTHER INFORMATION

Item 1.      Legal proceedings.  None

Item 2.      Changes in securities.  None

Item 3.      Defaults upon senior securities.  None

Item 4.      Submission of matters to a vote of security holders.


Annual Meeting of Shareholders Held April 18, 2000
--------------------------------------------------
2,190,633 shares were presented in person or by proxy, or 80.97 percent of the 2,705,465 outstanding shares;


Election of Six Directors of the First Class
--------------------------------------------
2,178,537 shares representing 99.45 percent of the shares presented, were cast in favor of the election of directors; 12,096 shares were withheld on selected directors.


Additional Incentive Stock Option Shares
----------------------------------------
2,092,743 shares, representing 95.55 percent of the shares present, were cast in favor of the 100,000 additional shares for the Incentive Stock Option Plan; and 85,363 shares, representing 3.90 percent of the shares present were cast against said proposal, and 12,157 shares, representing 0.55 percent of the shares present abstained;


Ratification of Independent Accountants
---------------------------------------
2,128,633 shares, representing 97.19 percent of the shares present were cast in favor of the ratification of the appointment of BDO Seidman, LLP as independent accountants and 46,573 shares, representing 2.13 percent of the shares present were cast against said proposal, and 15,057 shares, representing .68 percent of the shares present abstained.

Item 5.      Other information.  None

Item 6.      Exhibits or reports on Form 8-K.

On January 24, 2000, the Registrant filed a Form 8-K reporting the 1999 earnings announcement that also included five years of historical financial information.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    The Savannah Bancorp, Inc.
                                    --------------------------
                                           (Registrant)

Date  5/12/00                     /s/Archie H. Davis
                                    Archie H. Davis - President & CEO


Date  5/12/00                     /s/Robert B. Briscoe
                                    Robert B. Briscoe - Chief Financial Officer