Form 10-Q
period 2000-06-30
SAVANNAH BANCORP INC
filed 2000-08-03
CIK 860519

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

                  For the quarterly period ended June 30, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _ Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000.

           2,703,768 shares of Common Stock, $1.00 par value per share
================================================================================

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                                 FORM 10-Q INDEX

                                  JUNE 30, 2000

                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Review Report of Independent Certified Public Accountants              2
  Consolidated Balance Sheets - June 30, 2000 and 1999
    and December 31, 1999                                                3
  Consolidated Statements of Income for the Second Quarter and
    for the Six Months Ended June 30, 2000 and 1999                      4
  Consolidated Statements of Changes in Shareholders' Equity
    for the Six months Ended June 30, 2000 and 1999                      5
  Consolidated Statements of Cash Flows
    for the Six months Ended June 30, 2000 and 1999                      6

  Condensed Notes to Consolidated Financial Statements                  7-8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          9-15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              16
Item 2.  Changes in Securities                                          16
Item 3.  Defaults Upon Senior Securities                                16
Item 4.  Submission of Matters to a Vote of Security Holders            16
Item 5.  Other Information                                              16
Item 6.  Exhibits and Reports on Form 8-K                               16
Signatures                                                              17

EXHIBITS

Financial Data Schedules                                        Exhibit 27

ITEM 1. FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Audit Committee of the
Board of Directors of
The Savannah Bancorp, Inc.

We have reviewed the accompanying condensed consolidated financial statements of The Savannah Bancorp, Inc. and subsidiaries as of June 30, 2000, and for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP

Atlanta, Georgia
August 2, 2000

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)

                                              JUNE 30,  December 31,   June 30,
                                               2000        1999          1999
  ASSETS                                   (Unaudited)               (Unaudited)
                                           -----------  -----------  -----------

  Cash and due from banks                   $  11,395    $  13,004    $  11,395
  Interest-bearing deposits                       209          314          -
  Federal funds sold                            3,090        2,892       11,157
  Securities available for sale,
   at fair value (amortized cost of
   $59,675 on 6/30/00, $59,845 on
   12/31/99 and $58,512 on 6/30/99)            57,868       58,163       57,827
  Loans                                       236,066      205,914      190,271
  Less allowance for loan losses               (3,059)      (2,794)      (2,520)
                                           -----------  -----------  -----------
    Net loans                                 233,007      203,120      187,751
  Premises and equipment, net                   4,673        4,678        4,885
  Other real estate owned                         -             45          -
  Other assets                                  4,254        3,882        3,365
                                           -----------  -----------  -----------

    TOTAL ASSETS                            $ 314,496    $ 286,098    $ 276,380
                                           ===========  ===========  ===========
  LIABILITIES
  Deposits:
    Non interest-bearing demand             $  39,761    $  40,150    $  37,858
    Interest-bearing demand                    47,695       40,186       55,936
    Savings                                    12,007       12,213       12,513
    Money market accounts                      33,334       40,346       32,154
    Time, $100,000 and over                    48,582       38,889       36,526
    Other time deposits                        72,226       62,478       61,178
                                           -----------  -----------  -----------
    Total deposits                            253,605      234,262      236,165
  Federal Home Loan Bank Advances              20,146       18,248        3,350
  Securities sold under repurchase agreements   7,444        5,562        9,846
  Federal funds purchased                       5,282          905          756
  Other liabilities                             1,876        1,890        1,496
                                           -----------  -----------   ----------
TOTAL LIABILITIES                             288,353      260,867      251,613
                                           -----------  -----------   ----------
SHAREHOLDERS' EQUITY
Common stock, par value $1 per share:
  authorized 20,000,000 shares; issued
  2,719,614 shares                              2,720        2,720        2,720
Preferred stock, par value $1 per share:
  authorized 10,000,000 shares, none issued       -            -            -
Capital surplus                                12,838       13,038       13,076
Retained earnings                              12,006       10,727        9,500
Treasury stock, 15,846 shares at 6/30/00,
  10,675 shares at 12/31/99, and 9,800
  shares at 6/30/99                              (301)        (210)        (107)
Accumulated other comprehensive (loss) gain    (1,120)      (1,044)        (422)
                                           -----------  -----------  -----------
    TOTAL SHAREHOLDERS' EQUITY                 26,143       25,231       24,767
                                           -----------  -----------  -----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                             $ 314,496    $ 286,098    $ 276,380
                                           ===========  ===========  ===========

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)
                       (thousands, except per share data)


                                         FOR THE QUARTER      FOR THE SIX MONTHS
                                          ENDED JUNE 30,        ENDED JUNE 30,
                                        -----------------     -----------------
                                          2000      1999        2000      1999
                                        -------   -------     -------   -------
 Interest income                        $ 6,259   $ 5,032     $12,063   $ 9,896
 Interest expense                         2,834     2,086       5,390     4,201
                                        -------   -------     -------   -------
 NET INTEREST INCOME                      3,425     2,946       6,673     5,695
 Provision for loan losses                  225       120         375       225
                                        -------   -------     -------   -------
 Net interest income after
   provision for loan losses              3,200     2,826       6,298     5,470
                                        -------   -------     -------   -------
 OTHER INCOME
 Trust fees                                 101        52         166        84
 Service charges on deposit accounts        315       227         605       458
 Mortgage origination fees                  133       177         219       371
 Other income                               126       101         230       196
                                        -------   -------     -------   -------
Total other operating income                675       557       1,220     1,109
Gains on sales of assets                      0         8           0        13
                                        -------   -------     -------   -------
    Total other income                      675       565       1,220     1,122
                                        -------   -------     -------   -------
OTHER EXPENSE
Salaries and employee benefits            1,272     1,155       2,530     2,294
Occupancy expense                           168       165         333       320
Equipment expense                           145       142         299       278
Other operating expenses                    729       649       1,402     1,245
                                        -------   -------     -------   -------
    Total other expense                   2,314     2,111       4,564     4,137
                                        -------   -------     -------   -------
Income before provision for
   income taxes                           1,561     1,280       2,954     2,455
Provision for income taxes                  505       415         943       799
                                        -------   -------     -------   -------
NET INCOME                              $ 1,056    $  865     $ 2,011   $ 1,656
                                        =======   =======     =======   =======
NET INCOME PER SHARE:

  BASIC                                 $  0.39   $  0.32     $  0.74   $  0.61
                                        =======   =======     =======   =======
  DILUTED                               $  0.38   $  0.31     $  0.73   $  0.60
                                        =======   =======     =======   =======

See the condensed notes to the consolidated financial statements.



                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (Unaudited)

                                                                                           Accumulated
                                                                                              Other
                                        Common    Stock    Capital   Retained   Treasury   Comprehensive
($ in thousands,  except share data)    Shares    Amount   Surplus   Earnings     Stock       Income        Total
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998            2,719,614   $2,720   $13,076    $ 8,438     ($275)       $516       $24,475
Comprehensive income:
Net income                                                              1,656                               1,656
Change in unrealized losses on
  securities available for sale,
  net of tax                                                                                   (938)         (938)
                                                                                                          -------
           Total comprehensive income                                                                         718
Cash dividends - $.22 per share                                          (594)                               (594)

Exercise of options                                                                 168                       168
                                      ---------------------------------------------------------------------------
Balance, June 30, 1999                2,719,614   $2,720   $13,076    $ 9,500     ($107)       ($422)     $24,767
                                      ===========================================================================

Balance, December 31, 1999            2,719,614   $2,720   $13,038    $10,727     ($210)     ($1,044)     $25,231
Comprehensive income:
Net income                                                              2,011                               2,011
Change in unrealized  losses on
  securities available for sale,
  net of tax                                                                                     (76)         (76)
                                                                                                          -------
           Total comprehensive income                                                                       1,935
Cash dividends - $.27 per share                                          (732)                               (732)

Exercise of options                                           (200)                 298                        98

Purchase of treasury stock                                                         (389)                     (389)
                                      ---------------------------------------------------------------------------
Balance, June 30, 2000                2,719,614   $2,720   $12,838    $12,006     ($301)     ($1,120)     $26,143
                                      ===========================================================================

See the condensed notes to the consolidated financial statements.


                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (UNAUDITED)         FOR THE
                                               FOR THE SIX MONTHS    YEAR ENDED
   ($ in  thousands)                              ENDED JUNE 30,    DECEMBER 31,
                                               -----------------    ------------
OPERATING ACTIVITIES                             2000     1999          1999
                                               -------   -------    ------------
Net income                                     $ 2,011   $ 1,656       $ 3,533
Adjustments to reconcile net income to
 cash provided by operating activities:
   Provision for loan losses                       375       225           545
   Depreciation of premises and equipment          257       277           584
   Gains on sale or calls of investment
     securities                                    -         (13)          (13)
   Amortization of investment securities
    discount-net                                    21        59            91
   Increase in other assets                       (315)     (120)         (245)
   Increase (decrease) in other liabilities         21      (253)           81
                                               -------   -------    ------------
  Net cash provided by operating activities      2,370     1,831         4,576
                                               -------   -------    ------------
INVESTING ACTIVITIES
  Purchases of investment securities            (2,510)  (10,350)      (15,834)
  Proceeds from sales or calls of investment       -       2,377         1,008
  Proceeds from maturities of investment
    securities                                   2,661    11,279        16,765
  Net increase in loans made to customers      (30,262)  (19,441)      (35,130)
  Capital expenditures                            (252)     (335)         (435)
                                               -------   -------    ------------
  Net cash used in investing activities        (30,363)  (16,470)      (33,626)
                                               -------   -------    ------------
FINANCING ACTIVITIES

  Net (decrease) increase in demand,
    savings and money market accounts              (98)    8,545         2,978
  Net increase (decrease) in certificates
    of deposit                                  19,441    (4,751)       (1,088)
  Net increase  in securities sold
    under agreements to repurchase               1,882     7,172         2,888
  Net increase (decrease) in FHLB advances       1,898    (1,100)       13,798
  Net increase in federal funds purchased        4,377       218           368
  Purchase of treasury stock                      (389)      -            (207)
  Dividend payments                               (732)     (594)       (1,244)
  Exercise of options                               98       168           234
                                               -------   -------    ------------
  Net cash provided by financing activities     26,477     9,658        17,727
                                               -------   -------    ------------
(DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                             (1,516)   (4,981)      (11,323)
Cash and cash equivalents at beginning
    of period                                   16,210    27,533        27,533
                                               -------   -------    ------------

Cash and cash equivalents at end of period     $14,694   $22,552      $ 16,210
                                               =======   =======    ============

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - SHARES USED IN COMPUTING NET INCOME PER SHARE

Net income per diluted share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted-average shares outstanding are calculated as follow:

                                      Second Quarter           First Six Months

  (thousands)                        2000       1999            2000      1999
                                    -----      -----           -----      -----
Basic shares outstanding            2,706      2,706           2,708      2,698
Common stock equivalents               42         70              43         76
                                    -----      -----           -----      -----
Diluted shares outstanding          2,748      2,776           2,751      2,774
                                    =====      =====           =====      =====

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at June 30, 2000 and December 31, 1999 and results of operations for the quarters ended June 30, 2000 and 1999, the following analysis should be reviewed along with other information including the Company's December 31, 1999 Annual Report on Form 10-K.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES

                       SECOND QUARTER FINANCIAL HIGHLIGHTS

                             JUNE 30, 2000 AND 1999

                                   (Unaudited)

                                                                       Percent

   BALANCE SHEET DATA                                                 Increase
   AT JUNE 30                              2000             1999     (Decrease)
   ----------------------------------------------------------------------------
   ( thousands, except per share data)

   Total assets                            $ 314,496     $ 276,380         14
   Interest-earning assets                   298,643       259,807         15
   Loans                                     236,066       190,271         24
   Allowance for loan losses                   3,059         2,520         21
   Nonperforming assets                          437           207        111
   Deposits                                  253,605       236,165          7
   Interest-bearing liabilities              246,716       212,259         16
   Shareholders' equity                       26,143        24,767          6
   Allowance for possible
      loan losses to total loans               1.30%         1.32%         (2)
   Loan to deposit ratio                      93.08%        80.57%         16
   Equity to assets                            8.31%         8.96%         (7)
   Tier 1 capital to risk-
      weighted assets                         11.50%        12.44%        (10)
   Book value per share                       $ 9.67        $ 9.14          6
   Outstanding shares                          2,704         2,710          0

   KEY PERFORMANCE DATA
   RESULTS OF OPERATIONS
    FOR THE SECOND QUARTER

   NET INCOME                                 $1,056         $ 865         22
   Return on average assets                   1.39 %          1.29 %        8
   Return on average equity                  16.43 %         13.97 %       18
   Net interest margin                        4.83 %          4.75 %        2
   Efficiency ratio **                       56.44 %         60.26 %       (6)
   NET INCOME PER SHARE:
   Basic                                      $ 0.39        $ 0.32         22
   Diluted                                    $ 0.38        $ 0.31         23
   AVERAGE SHARES:
   Basic                                       2,706         2,706          0
   Diluted                                     2,748         2,776         (1)

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                 SECOND QUARTER FINANCIAL HIGHLIGHTS - CONTINUED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                       Percent
   KEY PERFORMANCE DATA                                                Increase
   FOR THE FIRST SIX MONTHS                     2000          1999    (Decrease)
   -----------------------------------------------------------------------------
   ( thousands, except per share data)

   NET INCOME                                 $2,011       $ 1,656        21
   Return on average assets                     1.35 %        1.26 %       7
   Return on average equity                    15.69 %       13.52 %      16
   Net interest margin                          4.81 %        4.60 %       5
   Efficiency ratio **                         57.82 %       60.80 %      (5)
   NET INCOME PER SHARE:
   Basic                                       $ .74        $ 0.61        21
   Diluted                                     $ .73        $ 0.60        22
   AVERAGE SHARES:
   Basic                                       2,708         2,698         0
   Diluted                                     2,751         2,774        (1)

  ** - Efficiency ratio = other expense / (net interest income + other income

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

During the second quarter 2000, loans increased $15.4 million to $236.1 million, while deposits increased $9.9 million to $253.6 million. The loan to deposit ratio increased from 87.90% at December 31, 1999 to 93.08% at June 30, 2000. Loan growth continues to be fueled by an excellent local economy. Developing strategies to grow local deposits through marketing plans, incentives and higher rates is a high management priority for the current year. Such strategies have included advertising higher rate time deposits in the local media and subscribing to an Internet bulletin board service designed to connect subscribing time deposit issuers and investors across the nation. We have also identified sources to acquire brokered deposits and to sell participations in certain loans as a part of our contingency plan for liquidity needs.

Both subsidiary banks have a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta ("FHLB"). Under these agreements, the banks have credit lines up to 75 percent of the book value of their 1-4 family first mortgage loans, or approximately $25.2 million as of June 30, 2000. In addition, the banks had approximately $23.8 million par value of investment securities pledged as collateral at the FHLB. In aggregate, the Company had secured borrowing capacity of approximately $47.8 million of which $20.1 million was advanced at June 30, 2000. These credit arrangements serve as a core funding source as well as liquidity backup for the banks. The Savannah Bank, N.A. and Bryan Bank & Trust have credit lines approved by the FHLB of 20 percent and 16 percent of assets, respectively, subject to the FHLB collateral requirements. The subsidiary banks also have $20 million of temporary federal funds borrowing lines available from correspondent banks.

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

The Company's liability-sensitive cash flow maturity and repricing gap at June 30, 2000, was $5.6 million within one year, or 1.9 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled 18.2 million, or 6.1 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap. The maturity and repricing gap between one and five years will adjust significantly each year through normal loan and deposit activity. Based on the presently expected principal cash flows and interest rates and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances.

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

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At June 30, 2000, the Company had unfunded commitments to extend credit of $47.5 million and outstanding stand-by letters of credit of $2.4 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The financial condition of the Company can be assessed by examining the changes and relationships in the sources and uses of funds as shown in the consolidated statements of cash flows. At June 30, 2000, the investment in bank premises and equipment totaled $4.7 million, or approximately 18 percent of equity capital.

All investment securities are classified as available for sale. Net unrealized losses on available for sale securities increased since June 1999 due to the rise in market interest rates. These amounts are included in shareholders' equity in other accumulated comprehensive income.

The Company announced a stock repurchase program on October 19, 1999 for up to 50,000 shares of common stock. Through June 30, 2000, 30,800 shares had been repurchased at an average price of $19.32 per share. Repurchased shares will be held in the Company's treasury and will be available for resale and for general corporate purposes.

The Company's lending and investment policies continue to emphasize high quality growth. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company.

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of June 30, 2000, the Company and the subsidiary banks exceed the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $26.1 million, or 8.3% of total assets at June 30, 2000. Tier 1 Capital is 11.50% of Risk-Weighted Assets at the same date. The strong capital and earnings ratios allow the banks to continue their aggressive growth objectives without having to raise additional capital.

RESULTS OF OPERATIONS

SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999

Net income for the second quarter 2000 was $1,056,000, up 22 percent from $865,000 in the second quarter 1999. This represented annualized returns of
16.43 percent on average equity and 1.39 percent on average assets for the second quarter, 2000. Diluted earnings per share were $0.38 in the second quarter, 2000 compared to $0.31 for the same period in 1999, an increase of 23 percent.

Net interest income was $3,425,000 as compared to $2,946,000 in 1999, an increase of $479,000, or 16 percent. Average loans were $226.7 million, or 24 percent, higher in the second quarter 2000 as compared to the second quarter 1999. The prime rate increased 50 basis points to 9.50 percent during the second quarter 2000. The prime rate was 7.75 percent in the second quarter 1999. Time deposit market rates increased between 125 and 175 basis points in the second quarter 2000 as compared to the same period in 1999. The net yield on interest earning assets increased to 4.83 percent in 2000 from 4.75 percent in 1999 as a result of improved loan ratios and higher rates.

The provision for loan losses was $225,000 in 2000 compared to $120,000 in 1999. Net loan charge-offs totaled $90,000 for the second quarter 2000 and $29,000 in 1999. There was $437,000 in non-performing assets at June 30, 1999 and $207,000 at June 30, 1999. The allowance for possible loan losses was 1.30 percent of loans at June 30, 2000 and 1.32 percent at June 30, 1999.

Other income was $675,000 in 2000 compared to $565,000 in 1999. Other income included mortgage origination fees of $133,000 and $177,000 in 2000 and 1999, respectively. Higher loan rates caused decreases in mortgage origination volumes and fees throughout the industry. Fee on trust services increased to $101,000 in 2000 from $52,000 in 1999.

Other expenses were $2,314,000 in 2000 compared to $2,111,000 in 1999, an increase of $203,000, or 10 percent. Personnel expense increased $117,000, or 10 percent in 2000.

The provision for income taxes was $505,000 in 2000 and $415,000 in 1999. The effective federal and state tax rates were 32.4 percent in 2000 and 1999, respectively. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FIRST SIX MONTHS 2000 COMPARED WITH FIRST SIX MONTH 1999

Net income for the first six months 2000 was $2,011,000, up 21 percent from $1,656,000 in the first six months 1999. This represented annualized returns of
15.69 percent on average equity and 1.35 percent on average assets for the first six months 2000. Diluted earnings per share were $0.73 in the first six months, 2000 compared to $0.60 for the same period in 1999, an increase of 22 percent.

Net interest income was $6,673,000 as compared to $5,695,000 in 1999, an increase of $978,000, or 17 percent. Average loans were $219.7 million, or 24 percent, higher in the first six months 2000 as compared to the first six months 1999. The prime rate increased 100 basis points to 9.50 percent during the first six months 2000. The prime rate was 7.75 percent in the first six months 1999. Time deposit market rates increased between 100 and 175 basis points in the first six months 2000 as compared to the same period in 1999. The net yield on interest earning assets increased to 4.81 percent in 2000 from 4.60 percent in 1999 as a result of and higher rates.

The provision for loan losses was $375,000 in 2000 compared to $225,000 in 1999. Net loan charge-offs totaled $110,000 for the first six months 2000 and $28,000 in 1999. The higher provision is due to the increased loans and net charge-offs.

Other income was $1,220,000 in 2000 compared to $1,122,000 in 1999 and increase of 9 percent. Other income included mortgage origination fees of $219,000 and $371,000 in 2000 and 1999, respectively. Higher loan rates caused decreases in mortgage origination volumes and fees throughout the industry. Fee on trust services increased to $166,000 in 2000 from $84,000 in 1999.

Other expenses were $4,564,000 in 2000 compared to $4,137,000 in 1999, an increase of $427,000, or 10 percent. Personnel expense increased $236,000, or 10 percent in 2000.

The provision for income taxes was $943,000 in 2000 and $799,000 in 1999. The effective federal and state tax rates were 31.9 percent and 32.5 percent in 2000 and 1999, respectively.

TABLE 1 - LONG-TERM MATURITY GAP AND REPRICING DATA

The following is the Company's long-term maturity and repricing data for the Company as of June 30, 2000.



           ($ in 000's)              One        Two        Three       Four        Five
INTEREST-BEARING ASSETS             Year       Years       Years       Years       Years      Beyond      Total
-----------------------         ----------- ----------- ----------- ----------- ----------- ---------- -----------
Investment securities                3,012       4,327      14,273      14,253      11,914     11,897      59,676
                                      6.15%       6.67%       6.23%       6.12%       6.12%      6.16%       6.20%
Interest-bearing deposits              209          -           -           -           -          -          209
                                      6.45%         -           -           -           -          -         6.45%
Federal funds sold                   3,090          -           -           -           -          -        3,090
                                      6.45%         -           -           -           -          -         6.45%
Loans - fixed rates                 63,545      27,498      28,980      13,442       6,630      6,387     146,482
Loans - variable rates              51,785      11,028       9,167       4,684       4,338      8,184      89,186
                                     10.13%      10.37%      10.07%       9.75%       9.92%     10.36%      10.15%
                                ----------- ----------- ----------- ----------- ----------- ---------- -----------

Total earning assets               121,641      42,853      52,420      32,379      22,882     26,468     298,643
                                      9.33%       8.94%       8.42%       7.46%       7.60%      8.03%       8.67%

INTEREST BEARING DEPOSITS:

NOW and savings                      5,970       5,970       5,970       5,970       5,970     29,852      59,702
                                      2.23%       2.23%       2.23%       2.23%       2.23%      2.23%       2.23%
Money market accts                   3,354       3,355       3,355       3,355       3,355     16,560      33,334
                                      4.28%       4.28%       4.28%       4.28%       4.28%      4.34%       4.31%
Time, $100 and over                 37,355       5,061       4,138         516       1,512         -       48,582
                                      5.99%       6.57%       6.82%       6.64%       7.02%        -         6.16%
Other Time                          51,659      10,149       7,737       1,520       1,161         -       72,226
                                      5.69%       6.33%       6.52%       6.11%       6.27%        -         5.89%
                                 ----------- ----------  ---------- ----------   ---------- ---------- -----------
Total interest bearing
Deposits                            98,338      24,535      21,200      11,361      11,998     46,412     213,844
                                      5.55%       5.10%       5.02%       3.56%       3.80%      2.98%       4.68%
Funds Purchased                     12,726          -           -           -           -          -       12,726
                                      6.00%         -           -           -           -          -         6.00%
Federal Home Loan Bank Advances     16,207         209         213         217       1,221      2,079      20,146
                                      6.79%       6.00%       6.00%       6.00%       6.00%      6.00%       6.63%
                                 ----------- ----------  ----------  ----------  ---------- ----------  ----------
Total interest bearing liabilities 127,271      24,744      21,413      11,578      13,219     48,491     246,716
                                      5.75%       5.11%       5.03%       3.60%       4.00%      3.11%       4.91%

GAP-EXCESS ASSETS                   (5,630)     18,109      31,007      20,801       9,663    (22,023)     51,927
                                 ----------- ---------- ----------- ----------- ----------- ---------- -----------

GAP-CUMULATIVE-6/30/00              (5,630)     12,479      43,486      64,287      73,950     51,927      51,927
                                 ----------- ---------- ----------- ----------- ----------- ---------- -----------


(a)- estimated cash flow runoff of 10 percent per year has been assumed.

The Company's cash flow gap is $(5,630) within one year, or 1.9 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years total $18,284 or 6.1 percent of total interest-earning assets. The cash flow gaps between one and five years will adjust significantly each year through normal loan and deposit activity. Based on the principal cash flows and interest rates presented above, and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances of 5 percent of the net interest income.

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


                                             The Savannah Bancorp, Inc.
                                          -------------------------------
                                                     (Registrant)

Date  8/2/00                                    /s/ Archie H. Davis
    --------                                   ------------------------
                                             Archie H. Davis - President & CEO


Date  8/2/00                                   /s/ Robert B. Briscoe
    --------                                   -------------------------
                                             Robert B. Briscoe
                                             Chief Financial Officer
                                             (Principal Accounting Officer)