Form 10-Q
period 2000-09-30
SAVANNAH BANCORP INC
filed 2000-11-13
CIK 860519

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

                For the quarterly period ended September 30, 2000
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000

          2,701,607 shares of Common Stock, $1.00 par value per share
        ================================================================

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                                 FORM 10-Q INDEX
                               SEPTEMBER 30, 2000


                                                                       Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   Review Report of Independent Certified Public Accountants              2
   Consolidated Balance Sheets - September 30, 2000 and 1999
      and December 31, 1999                                               3
   Consolidated Statements of Income for the Third Quarter and
      for the Nine Months Ended September 30, 2000 and 1999               4
   Consolidated Statements of Changes in Shareholders' Equity
      for the Nine months Ended September 30, 2000 and 1999               5
   Consolidated Statements of Cash Flows
      for the Nine months Ended September 30, 2000 and 1999               6
   Condensed Notes to Consolidated Financial Statements                  7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     9-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       14





PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                15
Item 2.  Changes in Securities                                            15
Item 3.  Defaults Upon Senior Securities                                  15
Item 4.  Submission of Matters to a Vote of Security Holders              15
Item 5.  Other Information                                                15
Item 6.  Exhibits and Reports on Form 8-K                                 15
Signatures                                                                15

EXHIBITS

Financial Data Schedules                                          Exhibit 27

ITEM 1. FINANCIAL STATEMENTS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Audit Committee of the
Board of Directors of
The Savannah Bancorp, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of The Savannah Bancorp, Inc. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income for the three-month and nine-month periods then ended and the related condensed consolidated statements of changes in shareholders' equity and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
November 1, 2000

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)

                                       SEPTEMBER 30, December 31,  September 30,
                                          2000          1999           1999
  ASSETS                               (Unaudited)                  (Unaudited)
                                       -----------   -----------   ------------
Cash and due from banks                  $  11,179     $  13,004      $  12,667
Interest-bearing deposits in bank              115           314           -
Federal funds sold                           6,226         2,892          6,376
Securities available for sale, at
  fair value (amortized cost of $58,628
  on 9/30/00, $59,845 on 12/31/99
  and $59,511 on 9/30/99)                   57,525        58,163         58,511
Loans                                      243,144       205,914        197,323
Less allowance for loan losses              (3,254)       (2,794)        (2,682)
                                       -----------   -----------   ------------
Net loans                                  239,890       203,120        194,641
Premises and equipment, net                  4,636         4,678          4,705
Other real estate owned                       -               45             45
Other assets                                 4,050         3,882          3,340
                                       -----------   -----------   ------------

TOTAL ASSETS                             $ 323,621    $  286,098    $   280,285
                                       ===========   ===========   ============

LIABILITIES
Deposits:
Non interest-bearing demand              $  41,341    $   40,150    $    37,362
Interest-bearing demand                     45,565        40,186         43,090
Savings                                     11,620        12,213         11,934
Money market accounts                       32,306        40,346         35,391
Time, $100,000 and over                     57,325        38,889         38,562
Other time deposits                         85,588        62,478         61,046
                                       -----------   -----------   ------------
Total deposits                             273,745       234,262        227,385
Federal Home Loan Bank Advances             11,105        18,248         16,309
Securities sold under repurchase             8,906         5,562          8,857
  agreements
Federal funds purchased                        326           905            561
Other liabilities                            2,294         1,890          1,994
                                       -----------   -----------   ------------
TOTAL LIABILITIES                          296,376       260,867        255,106
                                       -----------   -----------   ------------
SHAREHOLDERS' EQUITY
Common stock, par value $1 per share:
  authorized 20,000,000 shares; issued
  2,719,614 shares                           2,720         2,720          2,720
Preferred stock, par value $1 per
  share:Authorized 10,000,000 shares,
  none issued                                 -             -              -
Capital surplus                             12,821        13,038         13,076
Retained earnings                           12,730        10,727         10,106
Treasury stock, 18,007 shares at
  9/30/00, 10,675 shares at12/31/99,
  and 9,800 shares at 9/30/99                 (342)         (210)          (107)
Accumulated other comprehensive losses        (684)       (1,044)          (616)
                                       -----------   -----------   ------------
TOTAL SHAREHOLDERS' EQUITY                  27,245        25,231         25,179
                                       -----------   -----------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                               $ 323,621    $  286,098    $   280,285
                                       ===========   ===========   ============


See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                       (thousands, except per share data)


                                 FOR THE QUARTER      FOR THE NINE MONTHS
                                        ENDED                ENDED
                                   SEPTEMBER 30,          SEPTEMBER 30,
                                ------------------     ------------------
                                 2000      1999          2000      1999
                                 ------   ------       -------   -------
Interest income                  $6,869   $5,286       $18,932   $15,182
Interest expense                  3,285    2,194         8,675     6,395
                                 ------   ------       -------   -------
NET INTEREST INCOME               3,584    3,092        10,257     8,787
Provision for loan losses           195      165           570       390
                                 ------   ------       -------   -------
Net interest income after
  provision for loan losses       3,389    2,927         9,687     8,397
                                 ------   ------       -------   -------
OTHER INCOME
Trust fees                           63       53           229       137
Service charges on deposit
  accounts                          331      268           936       726
Mortgage origination fees           142      126           361       497
Other income                        114      108           344       304
                                 ------   ------       -------   -------
Total other operating income        650      555         1,870     1,664
Gains on sales of assets              0        0             0        13
                                ------   -------       -------   --------
Total other income                  650      555         1,870     1,677
                                 ------   ------       -------   -------
OTHER EXPENSE
Salaries and employee benefits    1,313    1,124         3,843     3,418
Occupancy expense                   168      171           501       491
Equipment expense                   153      144           452       422
Other operating expenses            739      668         2,141     1,913
                                 ------   ------       -------   -------
Total other expense               2,373    2,107         6,937     6,244
                                 ------   ------       -------   -------
Income before provision for       1,666    1,375         4,620     3,830
income taxes
Provision for income taxes          537      444         1,480     1,243
                                 ------   ------       -------   -------
NET INCOME                       $1,129   $  931       $ 3,140   $ 2,587
                                 ======   ======       =======   =======


NET INCOME PER SHARE:
BASIC                            $ 0.42   $ 0.34        $ 1.16    $ 0.96
                                 ======   ======       =======   =======

DILUTED                          $ 0.41   $ 0.34        $ 1.14    $ 0.93
                                 ======   ======       =======   =======




        See the condensed notes to the consolidated financial statements.



                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                              Accumulated
                                                                                                 Other
($ in thousands,  except share data)     Common     Stock     Capital   Retained   Treasury   Comprehensive
                                         Shares     Amount    Surplus   Earnings     Stock       Income         Total
----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998              2,719,614   $2,720    $13,076    $8,438      ($275)         $516       $24,475
Comprehensive income:
Net income                                                                2,587                                  2,587
Change in unrealized losses on
  securities available for sale, net of tax                                                       (1,132)       (1,132)
                                                                                                               -------
Total comprehensive income                                                                                       1,455

Cash dividends - $.34 per share                                            (919)                                  (919)

Exercise of options                                                                    168                         168
                                        ------------------------------------------------------------------------------
Balance, September 30, 1999             2,719,614   $2,720    $13,076   $10,106      ($107)        ($616)      $25,179
                                        ==============================================================================


Balance, December 31, 1999              2,719,614   $2,720    $13,038   $10,727      ($210)      ($1,044)      $25,231
Comprehensive income:
Net income                                                                3,140                                  3,140
Change in unrealized  losses on
  securities available for sale, net of tax                                                          360           360
                                                                                                               -------
Total comprehensive income                                                                                       3,500

Cash dividends - $.42 per share                                          (1,137)                                (1,137)

Exercise of options                                              (217)                 315                          98

Purchase of treasury stock                                                            (447)                       (447)
                                       --------------------------------------------------------------------------------
Balance, September 30, 2000             2,719,614   $2,720    $12,821   $12,730      ($342)        ($684)      $27,245
                                       ================================================================================


See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THE
                                         FOR THE NINE MONTHS ENDED   YEAR ENDED
($ in thousands)                               SEPTEMBER  30,       DECEMBER 31,
                                         -------------------------  ------------
OPERATING ACTIVITIES                        2000           1999          1999
                                         --------        --------      --------
Net income                               $  3,140        $  2,587      $  3,533

Adjustments to reconcile net income
to cash Provided by operating
activities:
Provision for loan losses                     570             390           545
Depreciation of premises and equipment        422             417           584
Gains on sale or calls of investment
  securities                                  -               (13)          (13)
Amortization of investment securities
  discount                                     27              77            91
Increase in other assets                     (309)            (34)         (245)
Increase in other liabilities                 368             260            81
                                         --------        --------      --------
Net cash provided by operating
  activities                                4,218           3,684         4,576
                                         --------        --------      --------
INVESTING ACTIVITIES
Purchases of investment securities         (2,510)        (12,952)      (15,834)
Proceeds from sales or calls of
  investment                                 -              2,762         1,008
Proceeds from maturities of investment
  securities                                3,703          12,479        16,765
Net increase in loans made to customers   (37,340)        (26,496)      (35,130)
Capital expenditures                         (380)           (295)         (435)
                                         --------        --------      --------
Net cash used in investing activities     (36,527)        (24,502)      (33,626)
                                         --------        --------      --------
FINANCING ACTIVITIES
Net (decrease) increase in demand,
  savings and money market accounts        (2,063)         (2,140)        2,978
Net increase (decrease) in certificates
  of deposits                              41,546          (2,846)       (1,088)
Net increase in securities sold under
  agreements to repurchase                  3,344           6,183         2,888
Net (decrease) increase in FHLB advances   (7,143)         11,859        13,798
Net (decrease) increase in federal
  funds purchased                            (579)             23           368
Purchase of treasury stock                   (447)            -            (207)
Dividend payments                          (1,137)           (919)       (1,244)
Exercise of options                            98             168           234
                                         --------        --------      --------
Net cash provided by financing
activities                                 33,619          12,328        17,727
                                         --------        --------      --------
(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENts                          1,310          (8,490)      (11,323)
Cash and cash equivalents at
  beginning of period                      16,210          27,533        27,533
                                         --------        --------      --------

Cash and cash equivalents at end of
period                                   $ 17,520        $ 19,043      $ 16,210
                                         ========        ========      ========

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


NOTE 2 - SHARES USED IN COMPUTING NET INCOME PER SHARE

Net income per diluted share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted-average shares outstanding are calculated as follow:

                                Third Quarter                 Nine Months
  (thousands)                   2000      1999               2000      1999
                               -----     -----              -----     -----
Basic shares outstanding       2,701     2,710              2,706     2,702
Common stock equivalents          44        62                 4         71
                               -----     -----              -----     -----
Diluted shares outstanding     2,745     2,772              2,749     2,773
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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at September 30, 2000 and December 31, 1999 and results of operations for the quarters ended September 30, 2000 and 1999, the following analysis should be reviewed along with other information including the Company's December 31, 1999 Annual Report on Form 10-K.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                       THIRD QUARTER FINANCIAL HIGHLIGHTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                       Percent
 BALANCE SHEET DATA                                                    Increase
 AT SEPTEMBER 30                            2000           1999       (Decrease)
 -------------------------------------------------------------------------------
 (thousands, except per share data)

 Total assets                            $ 323,621      $ 280,285         15
 Interest-earning assets                   307,787        263,280         17
 Loans                                     243,144        197,323         23
 Allowance for loan losses                   3,254          2,682         21
 Nonperforming assets                          341            133        156
 Deposits                                  273,745        227,385         20
 Interest-bearing liabilities              252,741        215,750         17
 Shareholders' equity                       27,245         25,179          8

 Allowance for possibl
    loan losses to total loans               1.34%          1.36%         (1)
 Loan to deposit ratio                      88.82%         86.78%          2
 Equity to assets                            8.42%          8.98%         (6)
 Tier 1 capital to risk-
    weighted assets                         11.50%         12.42%         (7)

 Book value per share                      $ 10.08         $ 9.29          9

 Outstanding shares                          2,702          2,710          0

 KEY PERFORMANCE DATA
 FOR THE THIRD QUARTER

 NET INCOME                                 $1,129          $ 931         21
 Return on average assets                    1.39%          1.34%          4
 Return on average equity                   16.80%         14.81%         13
 Net interest margin                         4.73%          4.78%         (1)
 Efficiency ratio **                        56.05%         57.77%         (3)

 NET INCOME PER SHARE:
   Basic                                    $ 0.42         $ 0.34         24
   Diluted                                  $ 0.41         $ 0.34         21

 AVERAGE SHARES:
   Basic                                     2,701          2,710          0
   Diluted                                   2,745          2,772         (1)

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                 SECOND QUARTER FINANCIAL HIGHLIGHTS - CONTINUED
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                      Percent
 KEY PERFORMANCE DATA                                                 Increase
 FOR THE FIRST NINE MONTHS                  2000           1999      (Decrease)
 ------------------------------------------------------------------------------
 (thousands, except per share data)

  NET INCOME                               $ 3,140        $ 2,587         21
  Return on average assets                   1.36%          1.29%          5
  Return on average equity                  16.15%         13.95%         16
  Net interest margin                        4.78%          4.71%          1
  Efficiency ratio **                       57.20%         59.75%         (4)

  NET INCOME PER SHARE:
    Basic                                   $ 1.16         $ 0.96         21
    Diluted                                 $ 1.14         $ 0.93         23

  AVERAGE SHARES:
    Basic                                    2,706          2,702          0
    Diluted                                  2,749          2,773         (1)

  ** - Efficiency ratio = other expense / (net interest income + other income)

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

Between December 31, 1999 and September 30, 2000, loans increased $37.2 million to $243.1 million, while deposits increased $39.5 million to $273.7 million. The loan to deposit ratio increased from 87.90% at December 31, 1999 to 88.82% at September 30, 2000. Loan growth continues to be fueled by an excellent local economy. Developing strategies to grow deposits through marketing plans, incentives and higher rates is a high management priority for the current year. Approximately $8 million of time deposit growth in the third quarter was attributed to non-local deposits acquired through an Internet bulletin board service designed to connect subscribing time deposit issuers and investors across the nation. The rates paid were comparable to local market rates. Additional significant time deposit growth was generated by matching the higher rates in the market and without advertising such rates. Sources have also been identified to acquire brokered deposits and to sell participations in certain loans as a part of our contingency plan for liquidity needs.

Both subsidiary banks have a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta ("FHLB"). Under these agreements, the banks have credit lines up to 75 percent of the book value of their 1-4 family first mortgage loans, or approximately $36.8 million as of September 30, 2000. In addition, the banks had approximately $22.7 million par value of investment securities pledged as collateral at the FHLB. In aggregate, the Company had secured borrowing capacity of approximately $57.5 million of which $11.1 million was advanced at September 30, 2000. These credit arrangements serve as a core funding source as well as liquidity backup for the banks. The Savannah Bank, N.A. and Bryan Bank & Trust have credit lines approved by the FHLB of 20 percent and 16 percent of assets, respectively, subject to the FHLB collateral requirements. The subsidiary banks also have $20 million of temporary federal funds borrowing lines available from correspondent banks.

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

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At September 30, 2000, the Company had unfunded commitments to extend credit of $54.7 million and outstanding stand-by letters of credit of $1.8 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The financial condition of the Company can be assessed by examining the changes and relationships in the sources and uses of funds as shown in the consolidated statements of cash flows. At September 30, 2000, the investment in bank premises and equipment totaled $4.6 million, or approximately 17 percent of equity capital.

All investment securities are classified as available for sale. Net unrealized losses on available for sale securities decreased during the third quarter, 2000 due to the decline in bond market interest rates. These amounts are included in shareholders' equity in other accumulated comprehensive income.

The Company announced a stock repurchase program on October 19, 1999 for up to 50,000 shares of common stock. Through September 30, 2000, 33,800 shares had been repurchased at an average price of $19.31 per share. Repurchased shares will be held in the Company's treasury and will be available for resale to meet the Company's obligation from the exercise of stock options and for general corporate purposes.

The Company's lending and investment policies continue to emphasize high quality growth. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company.

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of September 30, 2000, the Company and the subsidiary banks exceed the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $27.2 million, or 8.4% of total assets at September 30, 2000. Tier 1 Capital is 11.50% of Risk-Weighted Assets at the same date. The adequate capital and strong earnings ratios should allow the subsidiary banks to continue their aggressive growth objectives without having to raise additional capital.


RESULTS OF OPERATIONS

THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999

Net income for the third quarter 2000 was $1,129,000, up 21 percent from $931,000 in the third quarter 1999. This represented annualized returns of 16.80 percent on average equity and 1.39 percent on average assets for the third quarter, 2000. Diluted earnings per share were $0.41 in the third quarter, 2000 compared to $0.34 for the same period in 1999, an increase of 21 percent.

Net interest income was $3,584,000 as compared to $3,092,000 in 1999, an increase of $492,000, or 16 percent. Average loans were $240.3 million, or 25 percent, higher in the third quarter 2000 as compared to the third quarter 1999. The prime rate remained at 9.50 percent during the third quarter 2000. The net yield on interest earning assets decreased to 4.73 percent in 2000 from 4.78 percent in 1999, primarily as a result of higher deposit rates.

The provision for loan losses was $195,000 in 2000 compared to $165,000 in 1999. Net loan charge-offs totaled $1,000 for the third quarter 2000 and $3,000 in 1999. There was $341,000 in non-performing assets at September 30, 1999 and $133,000 at September 30, 1999. The allowance for possible loan losses was 1.34 percent of loans at September 30, 2000 and 1.36 percent at September 30, 1999.

Other income was $650,000 in 2000 compared to $555,000 in 1999. Service charges on deposit accounts were $331,000 in 2000 and $268,000 in 1999. The increase is primarily due to fewer waived service charges and an improved commercial analysis system implemented in January 2000. Other income included mortgage origination fees of $142,000 and $126,000 in 2000 and 1999, respectively. Fee on trust services increased to $63,000 in 2000 from $53,000 in 1999.

Other expenses were $2,373,000 in 2000 compared to $2,107,000 in 1999, an increase of $266,000, or 13 percent. Personnel expense increased $189,000, or 17 percent in 2000.

The provision for income taxes was $537,000 in 2000 and $444,000 in 1999. The effective federal and state tax rates were 32.2 percent in 2000 and 32.9 percent in1999. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FIRST NINE MONTHS 2000 COMPARED WITH NINE MONTHS 1999

Net income for the first nine months 2000 was $3,140,000, up 21 percent from $2,587,000 in the first nine months 1999. This represented annualized returns of
16.15 percent on average equity and 1.36 percent on average assets for the first nine months 2000. Diluted earnings per share were $1.14 in the first nine months, 2000 compared to $0.93 for the same period in 1999, an increase of 23 percent.

Net interest income was $10,257,000 as compared to $8,787,000 in 1999, an increase of $1,470,000, or 17 percent. Average loans were $226.6 million, or 24 percent, higher in the first nine months 2000 as compared to the first nine months 1999. The prime rate increased 100 basis points to 9.50 percent during the first nine months 2000 compared to an increase from 7.75 percent to 8.25 during the first nine months of 1999. Time deposit market rates also increased during the same periods, offsetting some of the benefits of the higher loan rates. The net yield on interest earning assets increased to 4.78 percent in 2000 from 4.71 percent in 1999 as a result of higher interest rates and significant loan growth.

The provision for loan losses was $570,000 in 2000 compared to $390,000 in 1999. Net loan charge-offs totaled $111,000 for the first nine months 2000 and $31,000 in 1999. The higher provision is due to the increased loans and net charge-offs.

Other income was $1,870,000 in 2000 compared to $1,664,000 in 1999 and increase of 12 percent. Service charges on deposit accounts were $936,000 in 2000 and $726,000 in 1999. The increase is primarily due to fewer waived service charges and an improved commercial analysis system implemented in January 2000. Other income included mortgage origination fees of $361,000 and $497,000 in 2000 and 1999, respectively. Higher loan rates caused decreases in mortgage origination volumes and fees throughout the industry. Fee on trust services increased to $229,000 in 2000 from $137,000 in 1999.

Other expenses were $6,937,000 in 2000 compared to $6,244,000 in 1999, an increase of $693,000, or 11 percent. Personnel expense increased $425,000 or 12 percent in 2000.

The provision for income taxes was $1,480,000 in 2000 and $1,243,000 in 1999. The effective federal and state tax rates were 32.0 percent and 32.5 percent in 2000 and 1999, respectively.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk and, to a lesser extent, credit risk and liquidity risk. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. The Company has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 200 basis points over a 12 month horizon, both above and below current levels (rate shock analysis). Based on the presently expected principal cash flows and interest rates and the policies and procedures in place to monitor interest rate risk, management believes interest rate risk is being adequately managed within reasonable earnings fluctuation tolerances.

Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. There have been no significant changes in the Company's overall market risk exposure since December 31, 1999 as disclosed in the Company's Annual Report on Form 10-K..

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



                                                  The Savannah Bancorp, Inc.
                                              ---------------------------------
                                                          (Registrant)

Date  11/3/00                                      /s/ Archie H. Davis
     ---------                                ---------------------------------
                                              Archie H. Davis - President & CEO


Date  11/3/00                                      /s/ Robert B. Briscoe
     ---------                                ---------------------------------
                                                     Robert B. Briscoe
                                                   Chief Financial Officer
                                                 (Principal Accounting Officer)