Form 10-K
period 2000-12-31
SAVANNAH BANCORP INC
filed 2001-03-22
CIK 860519

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. (X)

Issuer's revenues for its most recent fiscal year were $28,556.

The aggregate market value of the voting and non-voting common equity at March 2, 2001 held by non-affiliates, based on the price of the last trade of $20.00 per share times 1,999,320 non-affiliated shares, was $39,986,000.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 2, 2001, the registrant had issued 2,719,614 and outstanding 2,691,007 shares of common stock.

Portions of the 2000 Annual Report to Shareholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated March 16, 2000 are incorporated in Part III of this report.

                REGISTRANT'S DOCUMENTS INCORPORATED BY REFERENCE

                                                PART NUMBER AND ITEM
DOCUMENT INCORPORATED                           NUMBER OF FORM 10-K INTO
BY REFERENCE                                    WHICH INCORPORATED


Page F-26                                       Part II, Item 5, Market
of Registrant's 2000 Annual                     for Registrant's Common
Report to Shareholders                          Equity and Related
                                                Stockholder Matters

Page F-20 through F-27 of                       Part II, Item 6,
Registrant's 2000 Annual                        Selected
Report to Shareholders                          Financial Data

Pages F-22 through F-23                         Part II, Item 7,
of Registrant's                                 Management's Discussion
2000 Annual Report to                           and Analysis of Financial
Shareholders                                    Condition and Results of
                                                Operations

Page F-22 through F-23 of                       Part II, Item 7A, Quantitative
Registrant's 2000 Annual                        and Qualitative Disclosures
Report to Shareholders                          About Market Risk

Pages F-1 through F-19,                         Part II, Item 8,
of Registrant's 2000                            Financial Statements and
Annual Report to Shareholders                   Supplementary Data

Pages 3 through 9,                                    Part III, Item 10,
of Registrant's Proxy                           Directors and Executive
Statement in connection with                    Officers of the Registrant
its Annual Shareholders' Meeting
to be held April 17, 2001

Pages 8 through 11,                             Part III, Item 11,
of Registrant's Proxy Statement                 Executive Compensation
in connection with its
Annual Shareholders' Meeting
to be held April 17, 2001

Pages 3 through 5 and 8, 9 and Part III, Item 12, 12 of Registrant's Proxy Statement Security Ownership of in connection with its Annual Certain Beneficial Owners Shareholders' Meeting to be held and Management April 17, 2001

Page 13 of Registrant's Proxy Statement in Part III, Item 13, connection with its Annual Shareholders' Certain Relationships Meeting to be held April 17, 2001 and Related Transactions

Pages F-4 through F-19                          Part IV, Item 14,
of Registrant's 2000                            Exhibits, Financial Statement
Annual Report to Shareholders                   Schedules and Reports on
                                                Form 8-K

THE SAVANNAH BANCORP, INC.
2000 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS


PART I                                                                  PAGE

Item 1. Business                                                          5

Item 2. Properties                                                       20

Item 3. Legal Proceedings                                                21

Item 4. Submission of Matters to a Vote of Security Holders              21

PART II

Item 5. Market for the Registrant's Common Equity
         and Related Stockholder Matters                                 21

Item 6. Selected Financial Data                                          21

Item 7. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                21

Item 7A. Quantitative and Qualitative Disclosures about Market Risk      21

Item 8. Financial Statements and Supplementary Data                      22

Item 9. Changes in and Disagreement with Accountants
         on Accounting and Financial Disclosure                          22

PART III

Item 10.  Directors and Executive Officers of the Registrant             22

Item 11.  Executive Compensation                                         22

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                          23

Item 13. Certain Relationships and Related Transactions                  23

PART IV

Item 14. Exhibits and Reports on Form 8-K                                23

         Signature page                                                  24

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

As of December 31, 2000, Savannah Bank had five full service offices, total assets of $237 million, total deposits of $200 million, total stockholders' equity of $18.8 million and $2.7 million in 2000 net income. As of December 31, 2000, Bryan Bank had one full service office, total assets of $107 million, total deposits of $92 million, total stockholders' equity of $9.5 million and $1.8 million in 2000 net income.

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

BANKING SERVICES

The Subsidiary Banks have approximately 101 full-time and 17 part-time employees and offer a full range of deposit services, including checking accounts, savings accounts and various time deposits ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive to those offered in the area. In addition, retirement accounts such as IRA (Individual Retirement Account) and SEP (Simplified Employee Pension) accounts are offered. The FDIC insures all deposit accounts up to the maximum amount (currently $100,000 per account). The Subsidiary Banks solicit these accounts from individuals, businesses, foundations and organizations, and governmental authorities.

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

The account officers are charged with the responsibility of monitoring changes in loan quality within his or her loan portfolio and reporting changes directly to loan review and senior management. Additionally, loan review performs a review of the Subsidiary Banks' loans to determine that the appropriate risk grade has been assigned to each borrowing relationship. Delinquencies are monitored on all loans as a basis for potential inclusion in general valuation reserves or, ultimately, for potential charge-off. Loans that are delinquent 90 days (four payments) or longer generally are placed on nonaccrual status unless the collectibility of principal and accrued interest is assured beyond a reasonable doubt. In certain cases, loans less than 90 days (four payments) delinquent are placed on nonaccrual status when uncertainty exists as to the loan's collectibility. Real estate acquired through foreclosure is classified as substandard unless there is sufficient evidence to indicate such classification is not warranted.

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


OTHER BANKING SERVICES

In November 1996, Savannah Bank applied for and received trust powers from the OCC. Savannah Bank hired a Trust Department Manager/Trust Officer and an assistant. The employee benefit administration and certain money management functions are being outsourced to third parties, at least for the early years of the department. Using these resources, the Trust Department offers a full array of trust services, including investment management, personal trusts, custodial accounts, estate administration and employee benefit administration. The Trust Department entered into a contract with Marshall & Ilsley Trust Company in 1998 to outsource trust data processing, securities safekeeping and certain other operational functions for the Trust Department.

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

Bryan Bank's main office opened in December 1989 and is located in the primary commercial area of the city of Richmond Hill. Bryan Bank has limited competition in the Richmond Hill market. One other community bank and one grocery store branch office are located in Richmond Hill. A branch office of a bank headquartered in Statesboro, Georgia is scheduled to open as The Richmond Hill Bank in the spring of 2001. Bryan Bank has approximately 65 percent of the commercial bank deposits in the Richmond Hill market. Richmond Hill is experiencing substantial residential growth due to its proximity to Savannah, its school system and affordable single-family residences.

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

The Company has no investment risk in off-balance sheet derivative-related investments. The Subsidiary Banks own approximately $29.5 million in callable agency obligations which have normal interest rate and marketability risk. Of the callable obligations, $19.5 million have one time only calls. The call dates and the final maturities are laddered so that an excessive amount of cash flow from callable bonds will not be received in any one quarter or year. The remaining $9.9 million of callable obligations are callable, continuously, quarterly or semiannually.

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

Regulators have adopted risk-based capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain risk-based and equity capital ratios. The table in Note 12 of the notes to the consolidated financial statements in the 2000 Annual Report shows the capital ratios for the Company, and the regulatory minimum capital ratios at December 31, 2000. The capital ratios of the Company and each Subsidiary Bank exceeded the ratios required to be "well-capitalized" by the FDIC.

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

The Company, as a bank holding company, is required to register as such with the Federal Reserve Board and the Georgia Department of Banking and Finance. It is required to file with both of these agencies quarterly and annual reports and other information regarding its business operation and those of its subsidiaries. It is also subject to examination by these two agencies and will be required to obtain their approval before acquiring directly or indirectly, ownership or control of any voting shares of a bank or bank subsidiary of a bank holding company if, after such acquisition, it would own or control directly or indirectly, more than five percent of the voting stock of such bank or banking subsidiary of a bank holding company. Furthermore, a bank holding company is prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or bank holding company, with limited exceptions. It must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. During 1996, the Federal Reserve Board enacted regulations that are slightly less restrictive of the types of businesses which bank holding companies may own.

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

On November 12, 1999, the Gramm-Leach-Bliley Act ("the Act"), formerly known as the Financial Modernization Act. The new statute is the most sweeping financial services legislation enacted in decades. It repeals depression-era laws and eliminates the barriers preventing affiliations among banks, insurance companies, and securities firms. Key provisions to the Act are summarized in the following paragraphs.

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

The bill also imposes an affirmative obligation on banks to respect their customers' privacy interests. Language protects a community bank's ability to share information with third parties selling financial products (for example, insurance or securities) to bank customers. Community banks can thus continue such sales practices without being subject to the opt-out provisions contained elsewhere in the legislation.

Bankruptcy Legislation - Although proposed bankruptcy legislation is not finalized and signed into law, it appears that the final legislation may assist in reducing the number of voluntary liquidation bankruptcies. This legislation may be of long-term benefit to financial institutions and other creditors.

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

                 SELECTED STATISTICAL INFORMATION OF THE COMPANY

The following statistical information is provided for the Company for the years ended December 31, 2000 and 1999. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this report. The Company has no foreign operations and, accordingly, there are no assets or liabilities attributable to foreign operations.


TABLE 1 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - 2000 AND 1999

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during 2000 and 1999.


                                                                                                    (a) Variance
      Average Balance      Average Rate                                    Interest                 Attributable to
    --------------------  --------------                              --------------------   Vari-  --------------
       2000      1999      2000    1999                                  2000      1999       ance    Rate   Volume
    ---------  ---------  ------  ------                              ---------  ---------  ------  ------  ------
        (Thousands)             (%)        TAXABLE-EQUIVALENT              (Thousands)               (Thousands)
                                           INTEREST INCOME AND
                                           FEES(B)
     $  1,192  $     203    6.46    4.93    Interest-bearing deposits  $     77   $     10  $   67  $   18  $   49
       50,345     51,492    5.99    5.88    Investments - taxable         3,018      3,026      (8)     59     (67)
        9,593      8,505    8.15    7.84    Investments - non-taxable       782        667     115      30      85
        6,161     10,474    6.44    4.95    Federal funds sold              397        518    (121)     92    (213)
      231,115    186,997    9.55    8.97    Loans (c)                    22,078     16,769   5,309   1,295   4,014
    ---------  ---------                                              ---------  ---------  ------
      298,406    257,671    8.83    8.15   Total int.-earning assets     26,352     20,990   5,362   1,991   3,371
    ---------  ---------  ------  ------                              ---------  ---------  ------  ------  ------
                                           INTEREST EXPENSE
                                            Deposits
       47,252     45,649    2.18    2.15      NOW accounts                1,032        981      51      17      34
       12,225     12,252    2.79    2.78      Savings accounts              341        341       0       1      (1)
       36,263     35,128    4.31    3.83      Money market accounts       1,562      1,345     217     174      43
       49,348     37,744    6.27    6.04      CD's, $100M or more         3,095      2,278     817     117     700
       75,563     61,045    5.98    4.65      Other time deposits         4,516      2,840   1,676   1,001     675
    ---------  ---------                                              ---------  ---------  ------
                                            Total interest-bearing
      220,651    191,818    4.78    4.06      Deposits                  10,546      7,785    2,761   1,591   1,170
                                            Federal Home Loan
       15,486      8,082    6.34    5.74      Bank advances                982        464      518      93     425
        9,567     10,402    6.08    4.72   Other borrowings                582        491       91     130     (39)
    ---------  ---------  ------  ------                              ---------  ---------  ------
                                            Total interest-bearing
    $ 245,704  $ 210,302    4.93    4.16      Liabilities               12,110      8,740    3,370   1,899   1,471
    ---------  ---------  ------  ------                              ---------  --------   ------  ------  ------
                            3.90    3.99    INTEREST RATE SPREAD
                          ======  ======
                                          NET YIELD ON INTEREST-
                                          EARNING ASSETS AND
                          4.77%    4.75%  NET INTEREST INCOME         $ 14,242   $ 12,250   $1,992  $   92  $1,900
                          =====    =====                              ========   ========   ======  ======  ======


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

TABLE 2 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - 1999 AND 1998

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during 1999 and 1998.

                                                                                                    (a) Variance
      Average Balance      Average Rate                                    Interest                 Attributable to
    --------------------  --------------                              --------------------   Vari-  --------------
       2000      1999      2000    1999                                  2000      1999      ance    Rate   Volume
    ---------  ---------  ------  ------                              ---------  ---------  ------  ------  ------
         (Thousands)           (%)         TAXABLE-EQUIVALENT              (Thousands)                (Thousands)
                                            INTEREST INCOME AND
                                            FEES(B)
    $     203  $     347    4.93    5.76     Interest-bearing deposits  $    10   $     20  $  (10)     (2)  $  (8)
       51,492     45,346    5.88    6.04     Investments - taxable        3,026      2,739     287     (84)    371
        8,505      7,102    7.84    7.17     Investments -  non-taxable     667        509     158      57     101
       10,474     18,162    4.95    5.25     Federal funds sold             518        954    (436)    (32)   (404)
      186,997    160,262    8.97    9.43     Loans (c)                   16,769     15,120   1,649    (873)  2,522
    ---------  ---------                                              ---------  ---------  ------
      257,671    231,219    8.15    8.37  Total int.-earning assets      20,990     19,342   1,648    (565)  2,213
    ---------  ---------  ------  ------                              ---------  ---------  ------  ------  ------
                                            INTEREST EXPENSE
                                            Deposits
       45,649     40,215    2.15    2.76     NOW accounts                   981      1,110    (129)   (279)    150
       12,252     11,850    2.78    3.24     Savings accounts               341        384     (43)    (56)     13
       35,128     31,946    3.83    4.00     Money market accounts        1,345      1,278      67     (60)    127
       37,744     37,603    6.04    5.81     CD's, $100M or more          2,278      2,184      94      86       8
       61,045     60,362    4.65    5.55     Other time deposits          2,840      3,348    (508)   (546)     38
    ---------  ---------                                              ---------  ---------  ------
                                            Total interest-bearing
      191,818    181,976    4.06    4.56         deposits                 7,785      8,304    (519)   (968)    449
                                             Federal Home Loan
        8,082      3,325    5.74    6.17       Bank advances                464        205     259     (34)    293
       10,402      4,358    4.72    5.21     Other borrowings               491        227     264     (51)    315
    ---------  ---------  ------  ------                              ---------  ---------  ------
                                            Total interest-bearing
    $ 210,302  $ 189,659    4.16    4.61       liabilities                8,740      8,736       4    (947)    951
    ---------  ---------  ------  ------                              ---------  ---------  ------  ------  ------
                            3.99    3.76    INTEREST RATE SPREAD

                                            NET YIELD ON INTEREST-
                                            EARNING ASSETS AND
                            4.75%   4.59%  NET INTEREST INCOME        $ 12,250   $  10,606  $1,644     382  $1,262
                          ======   ======                             =========  =========  ======  ======  ======

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

TABLE 3 - INVESTMENTS - WEIGHTED AVERAGE YIELDS BY MATURITY

The following table sets forth the amortized cost, fair value and tax-equivalent yields by investment type and maturity category at December 31, 2000

                                                                     Taxable
                                            Amortized     Fair      Equivalent
                                               Cost       Value      Yield (a)
                                            ----------  ----------  ----------
                                                  (Thousands)           (%)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury, other U.S. Government
  Agencies and mortgage-backed:
    Within one year                           $ 16,506    $ 16,467      6.31
    One year to five years                      31,152      31,239      6.10
    Five years to ten years                        248         240      6.07
    Over ten years                                 -           -         -
                                            ----------  ----------  ----------
          Total                                 47,906      47,946      6.17
                                            ----------  ----------  ----------

Other interest-earning investments:
   Within one year                               1,325       1,335      6.97
   One year to five years                        3,947       4,061      7.20
   Five years to ten years                       3,665       3,727      6.38
   Over ten years                                  675         697      7.82
                                            ----------  ----------  ----------
          Total                                  9,612       9,820      6.90
                                            ----------  ----------  ----------
Total interest-earning investments
     available for sale                         57,518      57,766      6.32
Federal Reserve Bank stock
     and other investments                       2,054       2,005
                                            ----------  ----------

   Total securities available-for-sale        $ 59,572    $ 59,771
                                            ==========  ==========

 (a) the yield is calculated on the amortized cost of the securities.

LOANS

The following tables set forth certain information regarding the Subsidiary Banks' loan portfolio as of December 31, 2000 and 1999.


TABLE 4 - LOAN REPRICING OPPORTUNITIES

The following table sets forth certain loan maturity information as of December 31, 2000. Loan renewals generally reprice relative to the prime rate in effect at the time of the renewal. Management expects that certain real estate mortgage loans that have maturities of one to three years and longer amortization periods will renew at maturity.

                                               After
                                     One      One year      Over
                                    year       Through      Five
Loan Category                      or less   Five years    Years       Total
-------------                    ----------  ----------  ----------  ----------
Real estate-construction and
  development                      $ 31,129    $    472    $     88    $ 31,689
Commercial                           17,610       9,876         575      28,061
                                 ----------  ----------  ----------  ---------
           Total                   $ 48,739    $ 10,348    $    663    $ 59,750
                                 ==========  ==========  ==========  ==========
Loans with floating and
  adjustable rates                 $ 37,656    $ 75,308    $  7,644    $120,608
Loans with fixed rates               70,078         -           -        70,078
                                 ----------  ----------  ----------  ----------
           Total                   $107,734    $ 75,308    $  7,644    $190,686
                                 ==========  ==========  ==========  ==========

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

At December 31, 2000 and 1999, nonperforming loans were $694 and $342, respectively. Interest income of $15 and $8 was recognized from nonaccrual loans in 2000 and 1999. At December 31, 2000, the Subsidiary Banks had $645 nonaccrual loans and had $49 in loans past due over 90 days.

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

LOAN CONCENTRATIONS
Most of the Subsidiary Banks' business activity is with customers located within the Chatham and Bryan County area. As of December 31, 2000, the Subsidiary Banks had a concentration of credit risk aggregating $195.9 million on loans secured by real estate. The Subsidiary Banks have no exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

TABLE 5 - PROVISION FOR POSSIBLE LOAN LOSSES

Changes in the allowance for loan losses in 2000 and 1999 are summarized as follows:


     ($ in thousands)                        2000     1999     1998     1997     1996
                                            ------   ------   ------   ------   ------
Balance at the beginning of the year        $2,794   $2,323   $2,063   $1,695   $1,489
Charge-offs - Commercial                       (33)     (80)    (145)     (96)     (42)
Charge-offs - Consumer                        (168)     (78)     (84)     (98)     (71)
Charge-offs - Real estate                      (63)     (10)     (29)      -        -
                                            ------   ------   ------   ------   ------
Charge-offs - Total                           (264)    (168)    (258)    (194)    (113)
                                            ------   ------   ------   ------   ------
Recoveries - Commercial                         21       30        4       37       -
Recoveries - Consumer                           66       61       79       45       32
Recoveries - Real estate                         7        3       -        -         2
                                            ------   ------   ------   ------   ------
Recoveries - Total                              94       94       83       82       34
                                            ------   ------   ------   ------   ------
Net charge-offs                               (170)     (74)    (175)    (112)     (79)
                                            ------   ------   ------   ------   ------
Provision for loan losses                      745      545      435      480      285
                                            ------   ------   ------   ------   ------
Balance at the end of the year              $3,369   $2,794   $2,323   $2,063   $1,695
                                            ======   ======   ======   ======   ======
Ratio of net charge-offs to average loans    .07 %    .04 %    .11 %    .08 %    .07 %
                                            ======   ======   ======   ======   ======

TABLE 6 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES BY LOAN TYPE
The allowance for loan losses is allocated by loan category based on management's assessment of risk within the various categories of loans. The Company's allocation of the allowance for loan losses according to the amount deemed to be reasonably necessary to absorb potential losses within each loan category is presented in the following tables:


                                        % of             % of             % of             % of             % of
                                        Total            Total            Total            Total            Total
($ in thousands)                2000    Loans    1999    Loans    1998    Loans    1997    Loans    1996    Loans
                               ------   -----   ------   -----   ------   -----   ------   -----   ------   -----
Commercial                     $  695     .28   $  520     .25      450     .26  $   293     .19   $  203     .16
Real estate - construction
  And development                 825     .33      635     .31      520     .30      380     .25      318     .24
Real estate -  mortgage          1090     .44      993     .48      866     .51      462     .30      357     .27
Installment and consumer          550     .22      425     .21      324     .19      212     .14      183     .14
Unallocated                       209     .08      221     .11      163     .10      716     .46      634     .48
                               -----            ------           ------           ------           ------
Total allowance for
    loan losses                $3,369    1.35   $2,794    1.36   $2,323    1.36   $2,063    1.34   $1,695    1.29
                               ======           ======           =======          ======           ======

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

DEPOSITS

TABLE 7 - DEPOSIT AVERAGE BALANCES AND RATES PAID
The following table summarizes average balances of deposits of the Company and the Subsidiary Banks on a consolidated basis and the average rates paid on such deposits during 2000 and 1999.


                                       2000                1999               1998
                                -----------------   -----------------   -----------------
                                 Amount     Rate      Amount    Rate     Amount     Rate
                               (Thousands)         (Thousands)         (Thousands)
Non-interest-bearing demand     $ 47,405    0.00%   $ 36,724    0.00%   $ 30,137    0.00%
Interest-bearing savings          48,069    2.18%     45,649    2.15%     40,215    2.76%
Savings deposits                  11,528    2.79%     12,252    2.78%     11,850    3.24%
Money market deposits             34,873    4.31%     35,128    3.83%     31,946    4.00%
Time deposits                    149,981    6.09%     98,789    5.18%     97,965    5.65%
                                --------            --------            --------
       Total                    $291,856            $228,542            $212,113
                                ========            ========            ========

ITEM 2.  PROPERTIES

See Note 6 and Note 13 of Notes to Consolidated Financial Statements on page F-12, and page F-17, of the Registrant's 2000 Annual Report to Shareholders, which are specifically incorporated herein by reference.

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

Savannah Bank also leases approximately 6,700 square feet on the first floor of a two-story building located at 400 Mall Boulevard, Savannah, Georgia. This space is being used for the Savannah Bank's first branch location, the Mortgage Loan Department and Deposit Operations space. The building is located near the corner of Mall Boulevard and Hodgson Memorial Drive, a location that is convenient to a significant concentration of commercial, service, and retail entities. The lease rate increases with the Consumer Price Index. The initial lease term was for five years and ended March 31, 1997. The Savannah Bank has committed to exercise the next five-year lease option. There are four five-year renewal options included in the terms. The Company is also responsible for its prorata share of increases in the cost of ad valorem taxes, insurance and maintenance of common areas. The bank renovated the existing space, constructed a vault, drive-in teller area and five drive-in teller lanes adjacent to the building.

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

In 1997, Savannah Bank constructed a 2,300 square foot office on an outlot owned in the Island Towne Centre Shopping Plaza, six miles east of downtown Savannah.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to sections entitled "Market for Registrant's Common Equity and Related Stockholder Matters" on page F-27 of the Financial Statement Section of the 2000 Annual Report to Shareholders.



ITEM 6. - SELECTED FINANCIAL DATA

Incorporated herein by reference to sections "Table 1 - Selected Financial Condition Highlights - Five-Year Comparison," "Table 2 - Selected Operating Highlights" and "Table 5 - Selected Quarterly Data" in the Registrant's Management and Analysis of Financial Condition and Results of Operations on pages F-20 through F-27 of the Financial Statement Section of the 2000 Annual Report to Shareholders.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference to the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-22 and F-23 of the Financial Statement Section of the 2000 Annual Report to Shareholders.



ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated herein by reference to the sections entitled "Liquidity and Interest Rate Sensitivity Management" and "Table 3 - Long-term Maturity Gap and Repricing Data" in the Registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-22 and F-23 of the Financial Statement Section of the 2000 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)      1.  Financial Statements
Incorporated herein by reference to the financial statements, together with the applicable report of independent accountants, are included on pages F-3 and F-19 of the Financial Statement Section of the 2000 Annual Report to Shareholders. The index for Item 8 is as follows:

                                                                   Page Number

      (i)   Consolidated Financial Highlights for 2000 and 1999        F-1
     (ii)   Management's Responsibility for Financial Reporting        F-2
    (iii)     Report of Independent Certified Public Accountants       F-3
     (iv)   Consolidated Balance Sheets
              December 31, 2000 and 1999                               F-4
      (v)   Consolidated Statements of Income for the Years
              Ended December 31, 2000, 1999 and 1998                   F-5
     (vi)   Consolidated Statements of Changes in Stockholders'
              Equity for the Years Ended December 31, 2000,
              1999 and 1998                                            F-6
    (vii)   Consolidated Statements of Cash Flows for the Years
              Ended December 31, 2000, 1999 and 1998                   F-7
   (viii)   Notes to Consolidated Financial Statements                 F-8

2.       Financial Statement Schedules

            Computation of Earnings Per Share                      Exhibit 11

            Report of Predecessor Independent Accountants.
            The report of Arthur Andersen LLP for the year
            ended December 31, 1998 is included as a financial
            schedule exhibit in this Form 10-K.                    Exhibit 23.1

            Consent of BDO Seidman, LLP                            Exhibit 23.2
            Consent of Arthur Andersen LLP                         Exhibit 23.2

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Registrant's Proxy Statement dated March 15, 2001 and filed on March 6, 2001. All transactions required pursuant to the insider trading regulations were filed on either Form 4 or Form 5 of the U.S. Securities and Exchange Commission..


ITEM 11.  EXECUTIVE COMPENSATION
Incorporated herein by reference to the sections entitled "Executive Compensation and Benefits" in the Registrant's Proxy Statement dated March 15, 2001 and filed on March 6, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated herein by reference to the sections entitled "Election of Directors" and "Ownership of Equity Securities" in the Registrant's Proxy Statement dated March 15, 2001 and filed on March 6, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information contained in Note 5 to the Consolidated Financial Statements incorporated by reference and under the caption "Certain Transactions" in the Registrant's Proxy Statement dated March 15, 2001 and filed on March 6, 2001.


PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         Exhibit
          Number   Description
         -------   --------------
           3.1 *   Articles of Incorporation
           3.2 *   By-laws as amended
          10.1 *   Lease for Bank Site at 25 Bull Street and Assumption of Lease
          10.5 *   Form of Organizers' Stock Option Agreement
          10.6 *   Lease for Mall Boulevard Office dated February 14, 1992
          10.7 *   The Savannah Bancorp, Inc.  Incentive Stock Option Plan
                   approved by shareholders on April 18, 1995.
          10.8 *   Amendment to The Savannah Bancorp, Inc.  Incentive Stock
                   Option Plan approved by shareholders on April 16, 1996.
          11       Computation of Earnings Per Share
          13       2000 Annual Report to Shareholders
          21       Subsidiaries of Registrant
          22.1     Reports of Predecessor Independent Accountants
          23.1     Consent of BDO Seidman, LLP
          23.2     Consent of Arthur Andersen, LLP

*Items 3.1, 3.2, 10.1, 10.5 and 21 were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 33-33405) filed in February 1990 and such documents are incorporated herein by reference.
Item 10.6 was filed as an exhibit with the 1992 Annual Report on Form 10-K in March, 1993.


(b) REPORTS ON FORM 8-K.   NONE






               THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 15-19, 2001 by the undersigned, thereunto duly authorized.

THE SAVANNAH BANCORP, INC.

By:  /s/ ARCHIE H. DAVIS
        Archie H. Davis, President and
         Chief Executive Officer
       (Principal Executive Officer)


       /s/ ROBERT B. BRISCOE
      Robert B. Briscoe, Chief
       Financial Officer
       (Principal Financial and Accounting Officer)


Directors:

/s/  J. WILEY ELLIS                          /s/
J. Wiley Ellis                               Jack M. Jones
Chairman of the Board
                                             /s/ AARON M. LEVY
/s/  E. JAMES BURNSED                        Aaron M. Levy
E. James Burnsed
Vice Chairman                                /s/  J. CURTIS LEWIS, III
                                             J. Curtis Lewis, III
/s/  RUSSELL W. CARPENTER
Russell W. Carpenter                         /s/  M. LANE MORRISON
                                             M. Lane Morrison
/s/  ARCHIE H. DAVIS
Archie H. Davis                              /s/  J. TOBY ROBERTS
                                             J. Toby Roberts, Sr.
/s/  ROBERT H. DEMERE, JR.
Robert H. Demere, Jr.                        /s/  JAMES W. ROYAL
                                             James W. Royal
/s/  L. CARLTON GILL
L. Carlton Gill                              /s/
                                             Jack W. Shearouse
/s/ ROBERT W. GROVES III
Robert W. Groves III                         /s/  ROBERT T. THOMPSON, JR.
                                             Robert T. Thompson, Jr.
/s/
Penelope S. Johnson