Form 10-Q
period 2001-03-31
SAVANNAH BANCORP INC
filed 2001-05-14
CIK 860519

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

                  For the quarterly period ended March 31, 2001
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001. 2,957,907 shares of Common Stock, $1.00 par value per share

================================================================================

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                                 FORM 10-Q INDEX
                                 MARCH 31, 2001

                                                                         PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Review Report of Independent Certified Public Accountants        2
         Consolidated Balance Sheets - March 31, 2001 and 2000
            and December 31, 2000                                         3
         Consolidated Statements of Income
            For the Three Months Ended March 31, 2001 and 2000            4
         Consolidated Statements of Changes in Shareholders' Equity
            For the Three Months Ended March 31, 2001 and 2000            5
         Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 2001 and 2000            6

         Condensed Notes to Consolidated Financial Statements             7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       8-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      9-13


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               15
Item 2.   Changes in Securities and Use of Proceeds                       15
Item 3.   Defaults Upon Senior Securities                                 15
Item 4.   Submission of Matters to a Vote of Security Holders             15
Item 5.   Other Information                                               15
Item 6.   Exhibits and Reports on Form 8-K                                15
Signatures                                                                16

ITEM 1. FINANCIAL STATEMENTS

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Savannah Bancorp, Inc.:

            We have reviewed the condensed consolidated balance sheets of The Savannah Bancorp, Inc. (a Georgia Corporation) and its subsidiaries as of March 31, 2001 and 2000 and the related condensed consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

            We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

            Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

            We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 19, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Atlanta, Georgia
May 11, 2001

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                             MARCH 31,  December 31,  March 31,
--------------------------------------------------------------------------------
($ in thousands, except share data)            2001        2000         2000
--------------------------------------------------------------------------------
ASSETS                                      (Unaudited)             (Unaudited)
Cash and due from banks                      $ 12,836    $  15,130   $  11,695
Interest-bearing deposits in bank               6,541        1,319         103
Federal funds sold                              9,279       12,456       1,109
Securities available for sale, at
   fair value (amortized cost of $65,643
   on 3/31/01, $59,572 on 12/31/00 and
   $60,536 on 3/31/00)                         66,877       59,771      58,739
 Loans                                        256,850      250,436     220,713
 Less allowance for loan losses                (3,516)      (3,369)     (2,924)
--------------------------------------------------------------------------------
   Net loans                                  253,334      247,067     217,789
 Premises and equipment, net                    4,498        4,530       4,723
 Other assets                                   3,637        3,823       3,994
--------------------------------------------------------------------------------
   TOTAL ASSETS                              $357,002     $344,096    $298,152
--------------------------------------------------------------------------------

LIABILITIES
Deposits:
   Non interest-bearing demand               $ 40,061     $ 47,405    $ 42,400
   Interest-bearing demand                     47,867       48,069      42,227
   Savings                                     12,253       11,528      13,311
   Money market accounts                       35,403       34,873      38,694
   Time, $100,000 and over                     65,517       60,385      41,597
   Other time deposits                         93,695       89,596      65,512
--------------------------------------------------------------------------------
   Total deposits                             294,796      291,856     243,741
Federal Home Loan Bank advances                21,002       14,044      18,207
Securities sold under repurchase agreements     7,677        6,547       6,388
Federal funds purchased                           756          188       2,264
Other liabilities                               2,905        2,805       1,868
--------------------------------------------------------------------------------
   TOTAL LIABILITIES                          327,136      315,440     272,468
--------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $1 per share:
   authorized 20,000,000 shares; issued
   2,719,614                                    2,720        2,720       2,720
Preferred stock, par value $1 per share:
   authorized 10,000,000 shares, none issued      -            -           -
Contributed capital                            12,822       12,822      13,038
Retained earnings                              14,153       13,476      11,356
Treasury stock, 30,607, 25,107 and 9,400
   shares at 3/31/01, 12/31/00 and 3/31/00,
   respectively                                  (594)        (485)       (316)
Accumulated other comprehensive income (loss)     765          123      (1,114)
--------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                  29,866       28,656      25,684
--------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                    $357,002     $344,096    $298,152
--------------------------------------------------------------------------------
See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                                --------------------------
($ in thousands, except share data)                2001            2000
                                                ----------      ----------
INTEREST INCOME
Loans                                             $  5,900        $  4,844
Investment securities:
   Taxable                                             815             767
   Non-taxable                                         114             118
Deposits with banks                                     67               5
Federal funds sold                                     163              70
                                                ----------      ----------
   Total interest income                             7,059           5,804
                                                ----------      ----------
INTEREST EXPENSE
Deposits                                             3,205           2,150
Federal Home Loan Bank advances                        256             272
Other borrowings                                       114             134
                                                ----------      ----------
   Total interest expense                            3,575           2,556
                                                ----------      ----------
NET INTEREST INCOME                                  3,484           3,248
Provision for loan losses                              150             150
                                                ----------      ----------
Net interest income after
   provision for loan losses                         3,334           3,098
                                                ----------      ----------
OTHER INCOME
Trust Fees                                              65              65
Service charges on deposit accounts                    338             290
Mortgage origination fees                              168              86
Other income                                           112             104
                                                ----------      ----------
   Total other operating revenue                       683             545
Gains on sales of securities                           -               -
                                                ----------      ----------
   Total other income                                  683             545
                                                ----------      ----------
OTHER EXPENSE
Salaries and employee benefits                       1,364           1,258
Occupancy expense                                      169             165
Equipment expense                                      140             154
Other operating expenses                               723             673
                                                ----------      ----------
   Total other expense                               2,396           2,250
                                                ----------      ----------
Income before provision for income taxes             1,621           1,393
Provision for income taxes                             540             438
                                                ----------      ----------
NET INCOME                                        $  1,081        $    955
                                                ==========      ==========

NET INCOME PER SHARE:
Basic                                             $  0.365        $  0.320
                                                ==========      ==========
Diluted                                           $  0.360         $ 0.315
                                                ==========      ==========

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                         Accumulated
                                                                                             Other
                                     Common    Stock   Contributed   Retained  Treasury  Comprehensive
($ in thousands, except share data)  Shares    Amount    Capital     Earnings    Stock   Income (Loss)  Total
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999         2,719,614   $2,720    $13,038      $10,727    ($210)     ($1,044)   $25,231
Comprehensive income:
Net income                                                                955                              955
Change in unrealized losses
on securities available for
sale, net of tax                                                                                (70)       (70)
                                                                                                       -------
   Total comprehensive income                                                                              885

Cash dividends - $.12 per share                                          (326)                            (326)

Exercise of options                                                                 68                      68

Purchase of treasury stock                                                        (174)                   (174)
                                   ---------------------------------------------------------------------------
Balance, March 31, 2000            2,719,614   $2,720    $13,038      $11,356    ($316)     ($1,114)   $25,684
                                   ===========================================================================

Balance, December 31, 2000         2,719,614   $2,720    $12,822      $13,476    ($485)      $  123    $28,656
Comprehensive income:
Net income                                                              1,081                            1,081
Change in unrealized gains
on securities available for
sale, net of tax                                                                                642        642
                                                                                                       -------
   Total comprehensive income                                                                            1,723

Cash dividends - $.15 per share                                          (404)                            (404)

Purchase of treasury stock                                                        (109)                   (109)
                                   ---------------------------------------------------------------------------
Balance, March 31, 2001            2,719,614   $2,720    $12,822      $14,153    ($594)      $  765    $29,866
                                   ===========================================================================

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             FOR THE
                                                    FOR THE THREE MONTHS ENDED
($ in thousands)                                             MARCH 31,
                                                    --------------------------
                                                       2001            2000
OPERATING ACTIVITIES                                ----------      ----------
Net income                                             $ 1,081         $   955
 Adjustments to reconcile net income to cash
 Provided by operating activities:
   Provision for loan losses                               150             150
   Depreciation of premises and equipment                  128             146
   Amortization of investment securities                     9              13
      discount-net
Increase in other assets                                   (80)            (53)
(Decrease) increase in other liabilities                   (26)              7
                                                    ----------      ----------
      Net cash provided by operating activities          1,262           1,218
                                                    ----------      ----------

INVESTING ACTIVITIE
Purchases of investment securities                     (13,171)         (2,210)
Proceeds from maturities of investment                   7,092           1,508
   securities
Net increase in loans made to customers                 (6,417)        (14,819)
   Capital expenditures                                    (98)           (191)
                                                    ----------      ----------
      Net cash used in investing activities            (12,594)        (15,712)
                                                    ----------      ----------
FINANCING ACTIVITIES
Net (decrease) increase in demand, savings              (6,291)          3,737
   and money market deposits
Net increase in certificates of deposit                  9,231           5,742
Net increase  in securities sold under
   agreements to repurchase                              1,130             826
Net increase (decrease) in FHLB advances                 6,958             (41)
Net increase in federal funds purchased                    568           1,359
Purchase of treasury stock                                (109)           (174)
Dividend payments                                         (404)           (326)
Exercise of options                                        -                68
                                                    ----------      ----------
      Net cash provided by financing activities         11,083          11,191
                                                    ----------      ----------
DECREASE IN CASH AND CASH EQUIVALENTS                     (249)         (3,303)
Cash and cash equivalents at beginning of period        28,905          16,210
                                                    ----------      ----------
Cash and cash equivalents at end of period             $28,656         $12,907
                                                    ==========      ==========

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto, included in the The Savannah Bancorp, Inc.'s annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - SHARES USED IN COMPUTING NET INCOME PER SHARE

The Board of Directors declared a 10 percent stock dividend on April 16, 2001. The record date for distribution of the stock dividend is April 27 and the payable date is May 11, 2001. Net income per share and average share amounts have been restated to give the effect of the 10 percent additional shares outstanding in the earliest period presented. Net income per diluted share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted-average shares outstanding after adjusting for a ten percent stock dividend were approximately 3,005,000 and 3,031,000 for the first quarters of 2001 and 2000, respectively. They included approximately 45,000 and 51,000 common equivalent shares in 2001 and 2000, respectively.

The Company had no amortization of merger related intangible assets and therefore no separate earnings per share, excluding the amortization of intangibles, has been presented.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at March 31, 2001 and December 31, 2000 and results of operations for the quarters ended March 31, 2001 and 2000, the following analysis should be reviewed along with other information including the Company's December 31, 2000 Annual Report on Form 10-K.

                 THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                       FIRST QUARTER FINANCIAL HIGHLIGHTS
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                                     Percent
BALANCE SHEET DATA                                                   Increase
AT MARCH 31                                     2001        2000    (Decrease)
-----------------------------------------------------------------------------
(thousands, except per share data)
Total assets                                  $357,002    $298,152      20
Interest-earning assets                        334,137     281,986      20
Loans                                          256,850     200,713      16
Allowance for loan losses                        3,516       2,924      20
Nonperforming assets                               807         556      44
Deposits                                       294,796     243,741      21
Interest-bearing liabilities                   284,170     228,200      25
Shareholders' equity                            29,866      25,684      16
Allowance for possible loan
   losses to total loans                          1.37%       1.32%      3
Loan to deposit ratio                            87.13%      90.55%     (4)
Equity to assets                                  8.37%       8.61%     (3)
Tier 1 capital to risk-
   weighted assets                               11.06%      11.75%     (5)
Book value per share *                        $  10.10    $   8.62      17
Outstanding shares *                             2,958       2,981      (1)

FOR THE FIRST QUARTER
NET INCOME                                    $  1,081    $    955      13
Return on average assets                          1.25%       1.37%     (9)
Return on average equity                         14.99%      15.15%     (1)
Net interest margin                               4.32%       4.78%    (10)
Overhead ratio **                                57.50%      59.32%     (3)

NET INCOME PER SHARE:
Basic                                         $  0.365    $  0.320      14
Diluted                                       $  0.360    $  0.315      14

AVERAGE SHARES:
Basic                                            2,960       2,980       0
Diluted                                          3,005       3,031      (1)

* - a ten percent stock dividend was declared on April 16, 2001 to shareholders of record April 27 and payable on May 11, 2001. All shares and per share amounts have been restated.

** - Overhead ratio = other expense / (net interest income + other income).

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The objectives of funds management include maintaining adequate liquidity and reasonable harmony between the repricing of sources and uses of funds for interest sensitive assets and liabilities. The goal of liquidity management is to ensure the availability of adequate funds to meet the loan demand and the deposit withdrawal needs of customers. This is achieved through maintaining a combination of sufficient liquid assets, core deposit growth and unused capacity to purchase and borrow funds in the money markets.

During the first quarter 2001 compared to the fourth quarter 2000, average loans for the quarter increased $7.3 million to $254.5 million, while average deposits increased $0.6 million to $290.1 million. Temporary public fund deposits of approximately $7.0 million on average in the fourth quarter 2000 were not in the first quarter 2001 and affect the quarter-to-quarter growth comparison. Excluding the effect of the temporary deposits, average loan and deposit growth were similar during the first quarter 2001.

The loan to deposit ratio increased to 87.1% at March 31, 2001 from 85.8% at December 31, 2000. Loan growth moderated slightly in the first quarter. Significantly lower long-term mortgage rates prompted the refinance of some short-term residential real estate loans to long-term conventional mortgage loans.

Primary funding and liquidity sources in addition to local deposit growth include borrowing capacity with the Federal Home Loan Bank of Atlanta, temporary federal funds purchased lines with correspondent banks, non-local time deposits through and Internet bulletin board service. Backup funding and liquidity sources include the ability to acquire brokered deposits, arrangements to sell participations in certain loans and borrowing from the Federal Reserve Bank of Atlanta discount window.

Both subsidiary banks have a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta ("FHLB"). Under these agreements, the banks have credit lines up to 75 percent of the book value of their 1-4 family first mortgage loans, or approximately $39.6 million as of March 31, 2001. In addition, the banks had approximately $6.2 million par value of investment securities pledged as collateral at the FHLB. In aggregate, the Company had secured borrowing capacity of approximately $45.8 million of which $21.0 million was advanced at March 31, 2001. These credit arrangements serve as a core-funding source as well as liquidity backup for the banks. The Savannah Bank, N.A. and Bryan Bank & Trust have credit lines approved by the FHLB of 20 percent and 16 percent of assets, respectively, subject to the FHLB collateral requirements. The subsidiary banks also have $20 million of temporary conditional federal funds borrowing lines available from correspondent banks.

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

The Company's asset-sensitive cash flow maturity and repricing gap at March 31, 2001 was $17.2 million at one year, or 14 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $12.2 million, or 10 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap.

The Company is more asset-sensitive within one year than desired in a falling rate environment. The increase in the prime rate from 7.75% to 9.50% between June 1999 and May 2000 positively impacted the net interest margin in the first quarter 2000. Conversely, the lowering of the prime rate from 9.50% to 8.00% in the first quarter 2001 negatively impacted the first quarter 2001 net interest margin and net interest income growth due to the lag in the repricing of time deposits and core deposits. The net interest margin declined to 4.32% in the first quarter 2001 from 4.78% in the first quarter 2000. The asset-sensitive position of the Company causes the net interest margin to decline in times of falling rates.

The gap position between one and five years is of less concern because management has time to respond to changing financial conditions with actions that reduce the impact of the longer-term gap positions. However, fixed rate assets with maturities over five years may include significant rate risk in the event of significant market rate increases where the subsidiary banks have no opportunity to reprice the earning assets.

Management monitors interest rate risk on a quarterly basis using rate-sensitivity gap analysis, rate shock simulation and performance forecasting measures. If and when interest rate risk measures are outside of policy tolerances, specific actions to return interest rate risk to acceptable levels are reported to the Board by management. Management has begun the process of upgrading its interest rate risk reporting systems to provide better information on a more frequent basis. These capabilities are especially valuable during a period of volatile interest rates.

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At March 31, 2001, the Company had unfunded commitments to extend credit of $52.2 million and outstanding stand-by letters of credit of $1.7 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The financial condition of the Company can be assessed by examining the changes and relationships in the sources and uses of funds as shown in the consolidated statements of cash flows. At March 31, 2001, the investment in bank premises and equipment totaled $4.5 million, or approximately 15.1 percent of equity capital.

The Company has classified all investment securities as available for sale. During the first quarter, a decrease in U.S. Treasury market rates of 75-100 basis points caused net unrealized gains on available for sale securities to increase to $765 from $123. These amounts are included in other accumulated comprehensive income as a part of shareholders' equity at March 31, 2001 and December 31, 2000, respectively.

The Company announced a stock repurchase program on October 19, 1999 for up to 50,000 shares of common stock. Through March 31, 2001, 46,400 shares had been repurchased at an average price of $19.48 per share. Repurchased shares will be held in the Company's treasury and will be available for resale and for general corporate purposes.

The Company's lending and investment policies continue to emphasize high quality growth. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company.

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of March 31, 2001, the subsidiary banks exceed the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $29.866 million, or 8.4% of total assets at March 31, 2001. Tier 1 Capital is 11.06% of Risk-Based Assets at the same date. The strong capital and earnings ratios allow the Company to continue its aggressive growth objectives without having to raise additional capital.

RESULTS OF OPERATIONS

FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

Net income for the first quarter 2001 was $1,081,000, up 13 percent from $955,000 in the first quarter 2000. This represented annualized returns of 14.99 percent on average equity and 1.25 percent on average assets for the first quarter 2001. Diluted earnings per share were $0.360 in the first quarter, 2001 compared to $0.315 for the same period in 2000, an increase of 14 percent.

Net interest income was $3,484,000 as compared to $3,248,000 in 2000, an increase of $236,000, or 7 percent. Average loans were $41.4 million, or 19 percent, higher in the first quarter 2001 as compared to the first quarter 2000. The average loan to deposit ratio decreased to 87.5 percent in 2001 as compared to 89.1 percent in 2000. The prime rate decreased 150 basis points to 8.00 percent during the first quarter 2001. The prime rate was 9.00 percent during the first quarter 2000. Time deposit market rates decreased between 50 and 100 basis points in the first quarter 2001 as compared to the same period in 2000. The net yield on interest earning assets decreased to 4.32 percent in 2001 from
4.78 percent in 2000 as a result of lower loan rates and the slower repricing of time deposits.

The provision for loan losses was $150,000 in 2001 and 2000. Net loan charge-offs totaled $3,000 for the first quarter 2001 and $20,000 in 2000. There was $803,000 in non-performing assets at March 31, 2001 and $566,000 at March 31, 2000. The allowance for possible loan losses was 1.37 percent of gross loans at March 31, 2001 and 1.32 percent at March 31, 2000.

Other income was $683,000 in 2001 compared to $545,000 in 2000. Other income included mortgage origination fees of $168,000 and $86,000 in 2001 and 2000, respectively. Lower loan rates caused increases in mortgage origination volumes and fees throughout the industry.

Other expenses were $2,396,000 in 2001 compared to $2,250,000 in 2000, an increase of $146,000, or 6 percent. Personnel expense increased $106,000, or 8 percent in 2001.

The provision for income taxes was $540,000 in 2001 and $438,000 in 2000. The effective federal and state tax rates were 33.3 percent and 31.4 percent in 2001 and 2000, respectively. The increase in the effective rate was due primarily to a lower percentage of tax-exempt securities as compared to earning assets. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

            (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

               TABLE 1 - LONG-TERM MATURITY GAP AND REPRICING DATA

The followingis the long-term maturity and repricing data for the Company as of March 31, 2001:


($ in 000's)                           1-3       3-12      1-3       3-5     Over 5
INTEREST-BEARING ASSETS   Immediate   Months    Months    Years     Years     Years     Total
-------------------------  --------  --------  --------  --------  --------  --------  --------
Investment securities      $    -    $  7,794  $  7,109  $ 31,288  $ 13,714  $  5,738  $ 65,643
Interest-bearing deposits     6,541       -         -         -         -         -       6,541
Federal funds sold            9,279       -         -         -         -         -       9,279
Loans - fixed rates             -      25,130    38,006    61,981    17,527     6,415   149,059
Loans - variable rates      107,293       -         -         -         -         -     107,293
                           --------  --------  --------  --------  --------  --------  --------
Total interest-earning
assets                      123,113    32,924    45,115    93,269    31,241    12,153   337,815
                           --------  --------  --------  --------  --------  --------  --------

INTEREST BEARING
DEPOSITS:

NOW and savings **              -       8,201    20,224    31,695       -         -      60,120
Money market accounts  **       -       4,059    11,145    20,199       -         -      35,403
Time, $100 and over             -      15,705    35,977    10,743     3,092       -      65,517
Other time                      -      17,819    50,225    21,559     4,092       -      93,695
Federal Home Loan
   Bank Advances                -          62    12,147     5,428     1,445     1,920    21,002
Other borrowings              8,433       -         -         -         -         -       8,433
                           --------  --------  --------  --------  --------  --------  --------
Total interest-bearing
liabilities                   8,433    45,850   129,718    89,624     8,629     1,920   284,170
                           --------  --------  --------  --------  --------  --------  --------
GAP-EXCESS ASSETS
(LIABILITIES)               114,680   (12,926)  (84,603)    3,645    22,612    10,233    53,641
                           --------  --------  --------  --------  --------  --------  --------

GAP-CUMULATIVE - 3/31/01   $114,680  $101,754  $ 17,151  $ 20,796  $ 43,408  $ 53,641  $ 53,641
                           ========  ========  ========  ========  ========  ========  ========
CUMULATIVE SENSITIVITY
RATIO *                       14.60      2.87      1.09      1.08      1.15      1.19      1.19
                           ========  ========  ========  ========  ========  ========  ========

* Cumulative interest-earning assets / cumulative interest-bearing liabilities. ** Repricing of NOW, Savings and Money market accounts based on estimated percentages of the full market interest rate declines over 1 to 36 months.


FORWARD LOOKING STATEMENTS

The Company may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this quarterly report on Form 10-Q and, in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

PART II - OTHER INFORMATION

Item 1.      Legal proceedings.  None

Item 2.      Changes in securities and use of proceeds.  None

Item 3.      Defaults upon senior securities.  None

Item 4.      Submission of matters to a vote of security holders.

ANNUAL MEETING OF SHAREHOLDERS HELD APRIL 17, 2001

2,270,100 shares were presented in person or by proxy, or 84.42 percent of the 2,689,007 outstanding shares;

ELECTION OF FOUR DIRECTORS OF THE FIRST CLASS

 2,265,920 shares representing 99.82 percent of the shares presented were cast in favor of the election of directors; 4,180 shares were withheld on selected directors.

RATIFICATION OF INDEPENDENT ACCOUNTANTS

2,260,458 shares, representing 99.58 percent of the shares present were cast in favor of the ratification of the appointment of BDO Seidman, LLP as independent accountants and 4,595 shares, representing .20 percent of the shares present were cast against said proposal, and 5,077 shares, representing .22 percent of the shares present abstained.

Item 5.      Other information.  None

Item 6.      Exhibits or reports on Form 8-K.

On January 22, 2001, the Registrant filed a Form 8-K reporting the 2000 earnings announcement that also included five years of historical financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       The Savannah Bancorp, Inc.
                                    -------------------------------
                                             (Registrant)


Date    5/11/01                      ___/S/_ARCHIE H. DAVIS______________
       --------
                                           Archie H. Davis - President & CEO


Date    5/11/01                      ___/S/_ROBERT B. BRISCOE____________
       --------
                                           Robert B. Briscoe - Chief Financial
                                                               Officer