Form 10-Q
period 2001-06-30
SAVANNAH BANCORP INC
filed 2001-08-14
CIK 860519

===========================================================================
                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549
                                  FORM 10-Q

                                  (Mark one)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001
                                      or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001:
          2,957,711 shares of Common Stock, $1.00 par value per share

  ===========================================================================

                 THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                               FORM 10-Q INDEX
                                JUNE 30, 2001

                                                                         Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Review Report of Independent Certified Public Accountants                2

  Consolidated Balance Sheets - June 30, 2001 and 2000
         and December 31, 2000                                             3

  Consolidated Statements of Income for the Second Quarter and
         for the Six Months Ended June 30, 2001 and 2000                   4

  Consolidated Statements of Changes in Shareholders' Equity
         for the Six months Ended June 30, 2001 and 2000                   5

  Consolidated Statements of Cash Flows
         for the Six months Ended June 30, 2001 and 2000
         and December 31, 2000                                             6

  Condensed Notes to Consolidated Financial Statements                   7-8
                      7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   9-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    10-17


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                18

Item 2.  Changes in Securities                                            18

Item 3.  Defaults Upon Senior Securities                                  18

Item 4.  Submission of Matters to a Vote of Security Holders              18

Item 5.  Other Information                                                18

Item 6.  Exhibits and Reports on Form 8-K                                 18

Signatures                                                                19

ITEM 1. FINANCIAL STATEMENTS

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Savannah Bancorp, Inc.:

            We have reviewed the condensed consolidated balance sheets of The Savannah Bancorp, Inc. (a Georgia Corporation) and its subsidiaries as of June 30, 2001 and 2000 and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2001 and 2000, and the related condensed consolidated statements of changes in shareholders' equity and cash flows for the six months ended June 30, 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

            We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

            Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

            We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 19, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

Atlanta, Georgia
August 13, 2001

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)

                                            JUNE 30,    December 31,   June 30,
                                              2001          2000         2000
                                           (Unaudited)               (Unaudited)
                                           -----------  -----------  -----------
 ASSETS
 Cash and due from banks                      $14,198      $15,130       $11,395
 Interest-bearing deposits in bank                301        1,319           209
 Federal funds sold                            11,013       12,456         3,090
 Securities available for sale, at fair
  value (amortized cost of $66,160 on
  6/30/01, $59,572 on 12/31/00
  and $59,675 on 6/30/00 )                     67,499        59,771       57,868
 Loans                                        266,961       250,436      236,066
 Less allowance for loan losses                (3,658)       (3,369)     (3,059)
                                            ---------     ---------    ---------
   Net loans                                  263,303       247,067      233,007
 Premises and equipment, net                    4,475         4,530        4,673
 Other assets                                   3,591         3,823        4,254
                                            ---------     ---------    ---------
   TOTAL ASSETS                              $364,380      $344,096     $314,496
                                            =========     =========    =========

 LIABILITIES
 Deposits:
    Non interest-bearing demand               $42,771       $47,405      $39,761
    Interest-bearing demand                    52,505        48,069       47,695
    Savings                                    11,627        11,528       12,007
    Money market accounts                      40,077        34,873       33,334
    Time, $100,000 and over                    64,046        60,385       48,582
    Other time deposits                        93,109        89,596       72,226
                                            ---------     ---------    ---------
   Total deposits                             304,135       291,856      253,605
 Federal Home Loan Bank Advances               20,940        14,044       20,146
 Securities sold under repurchase
 agreements                                     6,008         6,547        7,444
 Federal funds purchased                          328           188        5,282
 Other liabilities                              2,438         2,805        1,876
                                            ---------     ---------    ---------
   TOTAL LIABILITIES                          333,849       315,440      288,353
                                            ---------     ---------    ---------
 SHAREHOLDERS' EQUITY
   Common stock, par value $1 per share:
    authorized 20,000,000 shares; issued
    2,991,378 shares in 2001 and
    2,719,614 in 2000                           2,991         2,720        2,720

   Preferred stock, par value $1 per share:
      Authorized 10,000,000 shares, none
       issued                                      -             -           -
   Capital surplus                             18,806        12,822       12,838
   Retained earnings                            8,498        13,476       12,006
   Treasury stock, 33,667 shares at
    6/30/01, 25,107 shares at 12/31/00,
    and 15,846 shares at 6/30/00                (594)         (485)        (301)
   Accumulated other comprehensive gain
    (loss)                                        830           123      (1,120)
                                            ---------     ---------    ---------
   TOTAL SHAREHOLDERS' EQUITY                  30,531        28,656       26,143
                                            ---------     ---------    ---------
   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                    $364,380      $344,096     $314,496
                                            =========     =========    =========

See the condensed notes to the consolidated financial statements.

                 THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                      (thousands, except per share data)


                            FOR THE QUARTER ENDED   FOR THE SIX MONTHS ENDED
                                   JUNE 30,                 JUNE 30,
                              -------------------      ------------------
                                 2001       2000           2001     2000
                              --------  ---------      --------- --------
     Interest income
     Interest income            $6,888     $6,259        $13,947  $12,063
     Interest expense            3,452      2,834          7,027    5,390
                              --------  ---------      --------- --------
     NET INTEREST INCOME         3,436      3,425          6,920    6,673
     Provision for loan losses     155        225            305      375
                              --------  ---------      --------- --------
     Net interest income
      after provision for
      losses losses              3,281      3,200          6,615    6,298
                              --------  ---------      --------- --------
     OTHER INCOME
     Trust fees                     79        101            144      166
     Service charges on
      deposit accounts             329        315            667      605
     Mortgage origination fees     223        133            391      219
     Other income                  124        126            236      230
                              --------  ---------      --------- --------
      Total other operating
      income                       755        675          1,438    1,220
     Gains on sales of assets        0          0              0        0
                              --------  ---------      --------- --------
      Total other income           755        675          1,438    1,220
                              --------  ---------      --------- --------
     OTHER EXPENSE
     Salaries and employee
      benefits                   1,370      1,272          2,734    2,530
     Occupancy expense             176        168            345      333
     Equipment expense             149        145            289      299
     Other operating expenses      772        729          1,495    1,402
                              --------  ---------      --------- --------
     Total other expense         2,467      2,314          4,863    4,564
                              --------  ---------      --------- --------
     Income before provision
      for income taxes           1,569      1,561          3,190    2,954

     Provision for income
      taxes                        490        505          1,030      943
                              --------  ---------      --------- --------
     NET INCOME                $ 1,079    $ 1,056        $ 2,160  $ 2,011
                              ========  =========      ========= ========

     NET INCOME PER SHARE:
        BASIC                   $ 0.36     $ 0.35         $ 0.73   $ 0.68
                              ========  =========      ========= ========

        DILUTED                 $ 0.36     $ 0.35         $ 0.72   $ 0.67
                              ========  =========      ========= ========


    See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                         (thousands, except share data)


                                                                                Accumulated
                                                                                   Other
                                                                               Comprehensive
                                Common Stock      Capital   Retained  Treasury     Income
                               Shares     Amount  Surplus   Earnings    Stock      (Loss)         Total
                             ---------    ------   -------   -------   -------  ------------    --------
Balance, December 31, 1999   2,719,614    $2,720   $13,038   $10,727    ($210)      ($1,044)    $25,231
Comprehensive income:
Net income                                                     2,011                              2,011
Change in unrealized
 losses on securities
 available for sale,
 net of tax                                                                             (76)        (76)
                                                                                                --------
Total comprehensive income                                                                         1,935

Cash dividends-$.27 per share                                  (732)                               (732)

Exercise of options                                   (200)               298                         98

Purchase of treasury stock                                               (389)                     (389)
                            ----------    ------   -------   -------   -------  ------------    --------
Balance, June 30, 2000       2,719,614    $2,720   $12,838   $12,006    ($301)      ($1,120)     $26,143
                            ==========    ======   =======   =======   =======  ============    ========

Balance, December 31, 2000   2,719,614    $2,720   $12,822   $13,476    ($485)          $123     $28,656
Comprehensive income:
Net income                                                     2,160                               2,160
Change in unrealized gains on
 securities available for
 sale, net of tax                                                                        707         707
                                                                                                  ------
Total comprehensive income                                                                         2,867

Cash dividends-$.296 per share                                 (883)                               (883)

Ten percent stock dividend     271,764       271     5,984   (6,255)                                 -

Purchase of treasury stock                                                (109)                    (109)
                            ----------    ------   -------   -------   -------  ------------    --------
Balance, June 30, 2001       2,991,378    $2,991   $18,806    $8,498    ($594)          $830     $30,531
                            ==========    ======   =======   =======   =======  ============    ========

See the condensed notes to the consolidated financial statements.

                 THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                           FOR THE SIX MONTHS ENDED    FOR THE
  ($ in thousands)                                  JUNE 30,         YEAR ENDED
                                             --------------------   DECEMBER 31,
   OPERATING ACTIVITIES                        2001         2000         2000
                                             -------      -------      -------
   Net income                                 $2,160       $2,011       $4,292
   Adjustments to reconcile net
    income to cash:
     Provided by operating activities:
     Provision for loan losses                   305          375          745
     Depreciation of premises and
      equipment                                  264          257          553
     (Accretion) amortization of
      investment securities
      discount-net                              (12)           21           37
     Increase in other assets                   (62)        (315)        (611)
     (Decrease) increase in other
      liabilities                              (507)           21          915
                                             -------      -------      -------
         Net cash provided by operating
         activities                            2,148        2,370        5,931
                                             -------      -------      -------
   INVESTING ACTIVITIES

   Purchases of investment securities       (21,288)      (2,510)      (4,509)
   Proceeds from maturities of investment
    securities                                14,713        2,661        4,746
   Net increase in loans made to
    customers                               (16,541)     (30,262)     (44,692)
   Capital expenditures                        (209)        (252)        (405)
                                             -------      -------      -------
         Net cash used in investing
          activities                        (23,325)     (30,363)     (44,860)
                                             -------      -------      -------
   FINANCING ACTIVITIES
   Net increase (decrease)  in demand,
   savings and money market accounts           5,105         (98)        8,980
   Net increase in certificates of
    deposit                                    7,174       19,441       48,614
   Net (decrease) increase  in securities
    sold under agreements to repurchase        (539)        1,882          985
   Net increase (decrease)  in FHLB
    advances                                   6,896        1,898      (4,204)
   Net increase (decrease) in federal
    funds purchased                              140        4,377        (717)
   Purchase of treasury stock                  (109)        (389)        (589)
   Dividend payments                           (883)        (732)      (1,543)
   Exercise of options                           -             98           98
                                             -------      -------      -------
         Net cash provided by financing
          activities                          17,784       26,477       51,624
                                             -------      -------      -------
   (DECREASE) INCREASE IN CASH AND           (3,393)      (1,516)       12,695
    CASH EQUIVALENTS
   Cash and cash equivalents at beginning
    of period                                 28,905       16,210       16,210
                                             -------      -------       ------
   Cash and cash equivalents
    at end of period                         $25,512      $14,694      $28,905
                                             =======      =======      =======

       See the condensed notes to the consolidated financial statements.

                 THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - SHARES USED IN COMPUTING NET INCOME PER SHARE

The Board of Directors declared a ten percent stock dividend on April 16, 2001. The record date for distribution of the stock dividend was April 27 and the payable date was May 11, 2001. Net income per share and average share amounts have been restated to give the effect of the ten percent additional shares outstanding in the earliest period presented. Net income per diluted share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted-average shares outstanding after adjusting for a ten percent stock dividend were approximately 3,015,000 and 3,023,000 for the second quarters of 2001 and 2000, respectively. They included approximately 57,000 and 46,000 common equivalent shares in 2001 and 2000, respectively.

The Company had no amortization of merger related intangible assets and therefore no separate earnings per share, excluding the amortization of intangibles has been presented.

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of January 1, 2002, however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new Standards, it is expected that the amortization of goodwill will cease as of December 31, 2001. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows in 2002 and subsequent years.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at December 31, 2000 and results of operations for the year then ended, the following analysis should be reviewed along with other information including the Company's December 31, 2000 Annual Report on Form 10-K.

                 THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                     SECOND QUARTER FINANCIAL HIGHLIGHTS
                            JUNE 30, 2001 AND 2000
                                 (Unaudited)

                                                           Percent
         BALANCE SHEET DATA                               Increase
         AT JUNE 30                 2001          2000    (Decrease)
         -----------------------------------------------------------
         ( thousands, except per share data)

         Total assets              $364,380    $314,496     15.9
         Interest-earning assets    343,689     298,643     15.1
         Loans                      266,961     236,066     13.1
         Allowance for loan
         losses                       3,658       3,059     19.6
         Nonperforming assets           566         437     29.5
         Deposits                   304,135     253,605     19.9
         Interest-bearing
         liabilities                288,640     246,716     17.0
         Shareholders' equity        30,531      26,143     16.8
         Allowance for possible
            loan losses to total
         loans                        1.37%       1.30%      5.7
         Loan to deposit ratio       87.78%      93.08%     (5.7)
         Equity to assets             8.38%       8.31%      0.8
         Tier 1 capital to risk-
            weighted assets          10.91%      11.50%     (5.1)
         Book value per share *     $ 10.32      $ 8.79     17.4
         Outstanding shares *         2,958       2,974     (0.5)

         KEY PERFORMANCE DATA
         FOR THE SECOND QUARTER

         NET INCOME                  $1,079      $1,056      2.2
         Return on average assets     1.18%       1.39%    (15.0)
         Return on average equity    14.37%      16.43%    (12.5)
         Net interest margin          4.05%       4.83%    (16.1)
         Efficiency ratio **         58.86%      56.44%      4.3

         NET INCOME PER SHARE: *
         Basic                       $ 0.36      $ 0.35      2.9
         Diluted                     $ 0.36      $ 0.35      2.9
         Dividends                   $ .160      $ .136     17.3

         AVERAGE SHARES: *
         Basic                        2,958       2,977     (0.6)
         Diluted                      3,015       3,023     (0.3)

                 THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
               SECOND QUARTER FINANCIAL HIGHLIGHTS - CONTINUED
                            JUNE 30, 2001 AND 2000
                                 (Unaudited)

                                                           Percent
         KEY PERFORMANCE DATA                             Increase
         FOR THE FIRST SIX MONTHS     2001        2000    (Decrease)
         -----------------------------------------------------------
         ( thousands, except per share data)

         NET INCOME                  $2,160      $2,011      7.4
         Return on average assets     1.21%      1.35 %    (10.1)
         Return on average equity    14.69%      15.69%     (6.4)
         Net interest margin          4.18%       4.81%    (13.1)
         Efficiency ratio **         58.18%      57.82%      0.6

         NET INCOME PER SHARE: *
         Basic                        $ .73       $ .68      7.4
         Diluted                      $ .72       $ .67      7.5
         Dividends                    $.296       $.245     20.8

         AVERAGE SHARES: *
         Basic                        2,959       2,979     (0.7)
         Diluted                      3,009       3,026     (0.6)

         * - 2000 share and per share amounts have been restated for a 10 percent stock dividend in May, 2001.
         ** - Efficiency ratio = other expense / (net interest income + other income)

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

For the first six months, loans increased $16.5 million and investments
$6.5 million. The loan and deposit growth was funded by $12.3 million in deposit growth and $6.7 million in FHLB advances. During the second quarter 2001, loans increased $10.1 million to $267.0 million, while deposits increased $9.3 million to $304.1 million. The loan to deposit ratio increased from 87.13% at March 31, 2001 to 87.78% at June 30, 2001. Loan growth remained strong during the second quarter in spite of the weakening overall economic conditions. Developing strategies to grow loans and core deposits is a high management priority for the current year.

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

Both subsidiary banks have a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta ("FHLB"). Under these agreements, the banks have credit lines up to 75 percent of the book value of their 1-4 family first mortgage loans, or approximately $40.2 million as of June 30, 2001. In addition, the banks had approximately $6.3 million par value of investment securities pledged as collateral at the FHLB. In aggregate, the Company had secured borrowing capacity of approximately $46.2 million of which $20.9 million was advanced at June 30, 2001. These credit arrangements serve as a core funding source as well as liquidity backup for the banks. The Savannah Bank, N.A. and Bryan Bank & Trust have credit lines approved by the FHLB of 20 percent and 16 percent of assets, respectively, or $68.4 million, subject
to the FHLB collateral requirements.   The subsidiary banks also have $20
million of temporary federal funds borrowing lines available from correspondent banks.

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

The Company is more asset-sensitive within one year than desired in a falling rate environment. The increase in the prime rate from 7.75% to 9.50% between June 1999 and May 2000 positively impacted the net interest margin in 2000. Conversely, the lowering of the prime rate from 9.50% to 6.75% in the first six months 2001 negatively impacted the 2001 net interest margins for the second quarter and year-to-date. The net interest income growth due to increased volume was largely offset by the decrease in interest rates on earning assets due to the lag in the repricing of time deposits and core deposits. The net interest margin declined to 4.18% in the first six months 2001 from 4.81% in the first six months 2000. For the second quarter, the net interest margin declined to 4.05% in 2001 from 4.83% in 2000. The asset-sensitive position of the Company causes the net interest margin to decline in times of falling rates.

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

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At June 30, 2001, the Company had unfunded commitments to extend credit of $57.3 million and outstanding stand-by letters of credit of $2.364 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The financial condition of the Company can be assessed by examining the changes and relationships in the sources and uses of funds as shown in the consolidated statements of cash flows. At June 30, 2001, the investment in bank premises and equipment totaled $4.5 million, or approximately 15 percent of equity capital.

The Company has classified all investment securities as available for sale. During the first six months, a decrease in U.S. Treasury market rates of 100-200 basis points for maturities of five year and less caused net unrealized gains on available for sale securities to increase to $830 from $123. These amounts are included in shareholders' equity at June 30, 2001 and December 31, 2000, respectively, in other accumulated comprehensive income.

The Company announced a stock repurchase program on October 19, 1999 for up to 50,000 shares of common stock. Through June 30, 2001, 51,040 split adjusted shares had been repurchased at an average price of $17.71 per share. Remaining repurchased shares are held in the Company's treasury for the exercise of options, resale and for general corporate purposes.

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

Total equity capital for the Company is $30.5 million, or 8.4% of total assets at June 30, 2001. Tier 1 Capital is 10.91% of Risk-Weighted Assets at the same date. The strong capital and earnings ratios allow the banks to continue their aggressive growth objectives without having to raise additional capital.

RESULTS OF OPERATIONS

SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

Net income for the second quarter 2001 was $1,079,000, up 2.2 percent from $1,056,000 in the second quarter 2000. This represented annualized returns of 14.37 percent on average equity and 1.18 percent on average assets for the
second quarter, 2001.   Diluted earnings per share were $0.36 in the second
quarter, 2001 compared to $0.35 for the same period in 2000, an increase of
2.9 percent.

Net interest income was $3,436,000 as compared to $3,425,000 in 2000, an
increase of $11,000.   Average loans were $34.2 million, or 15 percent,
higher in the second quarter 2001 as compared to the second quarter 2000.
The prime rate decreased 1.25 basis points to 6.75 percent during the second quarter 2001. The prime rate was 9.50 percent in the second quarter 2000. Time deposit market rates decreased between 200 and 275 basis points in the second quarter 2001 as compared to the same period in 2000. The net yield on interest earning assets decreased to 4.05 percent in 2001 from 4.83 percent in 2000 as a result of loans repricing quicker than deposits.

The provision for loan losses was $155,000 in 2001 compared to $225,000 in 2000. Net loan charge-offs totaled $13,000 for the second quarter 2001 and $90,000 in 2000. There was $566,000 in non-performing assets at June 30, 2001 and $437,000 at June 30, 2000. The allowance for possible loan losses was
1.37 percent of loans at June 30, 2001 and 1.30 percent at June 30, 2000.
The lower provision for loan losses is due to lower loan growth and the continued relatively low level of nonperforming assets as determined in the reqular quarterly credit quality reviews of the loan portfolios.


Other income was $755,000 in 2001 compared to $675,000 in 2000. Other income included mortgage origination fees of $223,000 and $133,000 in 2001 and 2000, respectively. Lower loan rates caused increases in mortgage origination volumes and fees throughout the industry.

Other expenses were $2,467,000 in 2001 compared to $2,314,000 in 2000, an increase of $153,000, or 7 percent. Personnel expense increased $98,000, or 8 percent in 2001.

The provision for income taxes was $490,000 in 2001 and $505,000 in 2000. The effective federal and state tax rates were 31.0 percent and 32.4 percent in 2001 and 2000, respectively. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FIRST SIX MONTHS 2001 COMPARED WITH FIRST SIX MONTHS 2000

Net income for the first six months 2001 was $2,160,000, up 7 percent from $2,011,000 in the first six months 2000. This represented annualized returns of 14.69 percent on average equity and 1.21 percent on average assets for the
first six months 2001.   Diluted earnings per share were $0.72 in the first
six months, 2001 compared to $0.67 for the same period in 2000, an increase of 7.5 percent.

Net interest income was $6,920,000 as compared to $6,673,000 in 2000, an
increase of $247,000, or 4 percent.   Average loans were $257.5 million or 17
percent higher in the first six months 2001 as compared to the first six months 2000. The prime rate decreased 225 basis points to 6.75 percent during the first six months 2001. The prime rate was 9.50 percent in the first six months 2000. Time deposit market rates decreased between 200 and 275 basis points in the first six months 2001 as compared to the same period in 2000. The net yield on interest earning assets decreased to 4.18 percent in 2001 from 4.81 percent in 2000 as a result of loans repricing quicker than deposits.

The provision for loan losses was $305,000 in 2001 compared to $375,000 in 2000. The lower provision is due to lower loan growth and the continued relatively low level of nonperforming loans as determined in the regular quarterly credit quality reviews of the loan portfolios. Net loan charge-offs totaled $16,000 for the first six months 2001 and $110,000 in 2000. The lower provision is due to the decreased net charge-offs.

Other income was $1,438,000 in 2001 compared to $1,220,000 in 2000 and increase of 18 percent. Other income included mortgage origination fees of $391,000 and $219,000 in 2001 and 2000, respectively. Lower loan rates caused increases in mortgage origination volumes and fees throughout the industry.

Other expenses were $4,863,000 in 2001 compared to $4,564,000 in 2000, an increase of $299,000, or 7 percent. Personnel expense increased $204,000, or 8 percent in 2001.

The provision for income taxes was $1,030,000 in 2001 and $943,000 in 2000. The effective federal and state tax rates were 32.3 percent and 31.9 percent in 2001 and 2000, respectively.

TABLE 1 - LONG-TERM MATURITY GAP AND REPRICING DATA

The following is the long-term maturity and repricing data for the Company as of June 30, 2001:

                                                                  Over
($ in 000's)                       0-3    3-12     1-3     3-5     5
INTEREST-BEARING ASSETS Immediate Months  Months  Years   Years   Years   Total
                         -------  ------  ------  ------  ------  ------ -------



Investment securities  $   -     $2,328  $9,751 $28,853 $13,502 $11,726  $66,160
Interest-bearing
  deposits with banks       301      -       -       -       -       -       301
Federal funds sold       11,013      -       -       -       -       -    11,013
Loans - fixed rates        -     21,621  45,194  66,237  16,656   8,208  157,916
Loans - variable rates  108,479      -       -       -       -       -   108,479
                        -------  ------  ------  ------  ------  ------  -------
Total interest-
  earning assets       $119,793 $23,949 $54,945 $95,090 $30,158 $19,934 $343,869
                        =======  ======  ======  ======  ======  ======  =======
INTEREST-BEARING
DEPOSITS:

NOW and savings **          -     8,615  21,437  34,080      -       -    64,132
Money market
accounts  **                -     4,431  12,707  22,939      -       -    40,077
Time, $100 and over         -    18,644  30,621  11,764   3,017      -    64,046
Other time                  -    24,477  43,160  21,111   4,361      -    93,109
Federal Home Loan
Bank Advances               -        62  12,147   5,430   1,447   1,854   20,940
Other borrowings          6,336      -       -       -       -       -     6,336
                        -------  ------  ------  ------  ------  ------  -------

Total
interest-bearing
liabilities               6,336  56,229 120,072  95,324   8,825   1,854  288,640
                        -------  ------  ------  ------  ------  ------  -------

GAP-EXCESS ASSETS
(LIABILITIES)           113,457 (32,280)(65,127)   (234) 21,333  18,080   55,229
                        -------  ------  ------  ------  ------  ------  -------
GAP-CUMULATIVE -
6/30/01                $113,457 $81,177 $16,050 $15,816 $37,149 $55,229  $55,229
                        =======  ======  ======  ======  ======  ======  =======
CUMULATIVE
SENSITIVITY RATIO *       18.91    2.30    1.09    1.06    1.13    1.19     1.19
                        =======  ======  ======  ======  ======  ======  =======

   * Cumulative interest-earning assets / cumulative interest-bearing liabilities

   ** Repricing of NOW, Savings and Money market accounts based on estimated percentages of the full market interest rate declines over 1 to 36 months.

TABLE 2 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - SECOND QUARTER, 2001 AND 2000

The following statistical information is provided for the Company for the three months ended June 30, 2001 and 2000. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this report.

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during the second quarter, 2001 and 2000.

                                                                         (a)
                                                                      Variance
     Average        Average                                        Attributable
     Balance          Rate                          Interest             to
---------------   ------------                    ----------- Vari- ------------
  2001     2000    2001   2000                     2001  2000 ance  Rate  Volume
-------  -------  -----  -----                    ----- ----- ----- -----  -----
   (Thousands)         (%)     TAXABLE-EQUIVALENT  (Thousands)      (Thousands)
                               INTEREST INCOME
                               AND FEES(B)
                               Interest-bearing
 $5,749     $189   4.40   6.37  deposits with banks $63    $3   $60   (15)  $ 75
 55,817   50,393   6.22   5.91 Investments-taxable  742   124    42    82    866
                                Investments -
  9,384    9,616   8.29   8.55  non-taxable         194   205   (11)   (6)   (5)
 16,455    3,489   4.34   6.32 Federal funds sold   178    55   123   (49)   172
260,956  226,726   8.71   9.42 Loans (c)          5,665 5,327   338  (436)   774
-------  -------  -----  -----                    ----- ----- ----- -----  -----
                               Total interest-
348,361  290,413   8.02   8.75  earning assets    6,966 6,332   634  (464) 1,098
-------  -------  -----  -----                    ----- ----- ----- -----  -----
                               INTEREST EXPENSE
                               Deposits
 55,299   46,910   1.62   2.14 NOW accounts         223   250   (27)  (66)    39
 11,762   12,306   2.28   2.77 Savings accounts      67    85   (18)  (15)   (3)
 36,775   35,142   3.54   4.30 Money market accts   325   377   (52)  (68)    16
                               Time deposit,
 64,437   45,128   6.36   6.01  $100,000 or more  1,022   676   346    48    298
                               Other time
 94,277   68,641   6.25   5.70  deposits          1,468   976   492   110    382
-------  -------  -----  -----                    ----- ----- ----- -----  -----
                               Total interest-
262,550  208,127   4.74   4.56  bearing deposits  3,105 2,364   741     9    732
                               Federal Home Loan
 20,969   19,253   4.97   6.44  Bank advances       260   309   (49)  (73)    24
  8,603   10,678   4.06   6.05 Other borrowings      87   161   (74)  (48)  (26)
-------  -------  -----  -----                    ----- ----- ----- -----  -----
                               Total interest-
                                bearing
292,122 $238,058   4.74   4.77  liabilities       3,452 2,834   618  (112)   730
-------  -------  -----  -----                    ----- ----- ----- -----  -----
                               INTEREST RATE
                   3.28   3.98  SPREAD
                   ====   ====
                               NET YIELD ON
                                INTEREST-EARNING
                                ASSETS AND NET
                   4.05   4.83  INTEREST INCOME  $3,514 $3,498  $16 $(352)  $368
                   ====   ====                    =====  ===== ==== ====== =====

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities. Changes that are not solely due to volume changes or solely due to rate changes have been attributed to volume
(b) The taxable equivalent adjustment results from tax-exempt income less non-deductible TEFRA interest expense.
(c) The loan classifications shown here are based on the primary source of repayment. There are loans secured by real estate in both the commercial and the consumer categories.

TABLE 3 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - FIRST SIX MONTHS, 2001 AND 2000

The following statistical information is provided for the Company for the six months ended June 30, 2001 and 2000. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this report.

The following table presents average balances of the Company and the
Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during the six months ended June 30, 2001 and 2000.
                                                                         (a)
                                                                      Variance
     Average        Average                                         Attributable
     Balance          Rate                          Interest             to
---------------  ------------                    ----------- Vari-  ------------
  2001     2000   2001   2000                     2001  2000  ance  Rate  Volume
-------  ------- ----   -----                    -----  ---- -----  -----  -----
   (Thousands)        (%)     TAXABLE-EQUIVALENT   (Thousands)       (Thousands)
                              INTEREST INCOME
                              AND FEES(B)
                              Interest-bearing
$ 5,358    $ 232  4.89   6.92 deposit with banks  $130   $  8  $122  $(28)  $150
                              Investments-
 55,035   50,972  6.16   5.99   taxable          1,681  1,522   159    45    114
                               Investments -
  9,364    9,572  8.31   8.02  non-taxable         386    383     3    14   (11)
 14,032    4,129  4.90   6.07 Federal funds sold   341    125   216   (53)   269
257,465  219,666  9.06   9.29 Loans (c)         11,565 10,171 1,394  (269) 1,663
-------  ------- -----  -----                   ------ ------ ----- -----  -----
                              Total interest-
341,254  284,571  8.33   8.60 earning assets    14,103 12,209 1,894  (291) 2,185
-------  ------- -----  -----                   ------ ------ ----- -----  -----
                              INTEREST EXPENSE
                              Deposits
 51,751  44,403   1.92   2.16 NOW accounts         494    479    15   (57)    72
 11,595  12,536   2.43   2.78 Savings accounts     140    174   (34)  (21)  (13)
 36,108  37,945   3.86   4.22 Money market         692    798  (106)  (65)  (41)
                              Time deposits
 63,680  42,591   6.50   5.80  $100,000 or more  2,053  1,231   822   186    636
                              Other time
 93,057  66,348   6.35   5.53  deposits          2,931  1,831 1,100   323    777
-------  ------- -----  -----                   ------ ------ ----- -----  -----
                              Total interest-
256,191  203,823  4.97   4.44  bearing deposits  6,310  4,513 1,797   366  1,431
                              Federal Home Loan
 20,722  18,735   5.02   6.22  Bank advances       516    581   (65) (117)    52
  8,705  10,069   4.66   5.88 Other borrowings     201    295   (94)  (57)  (37)
-------  ------- -----  -----                   ------ ------ ----- -----  -----
                              Total interest-
                               bearing
285,618 232,627   4.96   4.65  liabilities       7,027  5,389 1,638   192  1,446
-------  ------- -----  -----                   ------ ------ ----- -----  -----
                              INTEREST-RATE
                  3.37   3.97  SPREAD
                 =====  =====
                              NET YIELD ON
                               INTEREST-EARNING
                               ASSETS AND NET
                  4.18   4.81  INTEREST INCOME  $7,076 $6,820  $256 $(483)  $739
                 =====  =====                   ====== ====== ===== =====  =====

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities. Changes that are not solely due to volume changes or solely due to rate changes have been attributed to volume
(b) The taxable equivalent adjustment results from tax-exempt income less non-deductible TEFRA interest expense.
(c) The loan classifications shown here are based on the primary source of repayment. There are loans secured by real estate in both the commercial and the consumer categories.

PART II - OTHER INFORMATION

Item 1.      Legal proceedings.  None

Item 2.      Changes in securities.  None

Item 3.      Defaults upon senior securities.  None

Item 4.      Submission of matters to a vote of security holders.  None

Item 5.      Other information.  None

Item 6.      Exhibits or reports on Form 8-K.

On April 18, 2001, the Registrant filed a Form 8-K reporting the First Quarter, 2001 earnings announcement and the declaration of a ten-percent stock dividend with restatements of historical share information reflecting the effect of the ten percent stock dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             The Savannah Bancorp, Inc.
                                         -------------------------------
                                                   (Registrant)




Date    8/13/01                                /s/ Archie H. Davis
       ---------                          ------------------------------
                                       Archie H. Davis - President & CEO




Date    8/13/01                               /s/ Robert B. Briscoe
       ---------                          -------------------------------
                                      Robert B. Briscoe-Chief Financial Officer