Form 10-Q
period 2001-09-30
SAVANNAH BANCORP INC
filed 2001-11-14
CIK 860519

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

                For the quarterly period ended September 30, 2001
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001 2,957,711 shares of Common Stock, $1.00 par value per share
================================================================================

                   The Savannah Bancorp, Inc. and Subsidiaries
                                 Form 10-Q Index
                               September 30, 2001


                                                                         Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Review Report of Independent Certified Public Accountants          2
         Consolidated Balance Sheets - September 30, 2001 and 2000
            and December 31, 2000                                           3
         Consolidated Statements of Income for the Third Quarter and
            for the Nine Months Ended September 30, 2001 and 2000           4
         Consolidated Statements of Changes in Shareholders' Equity
            for the Nine months Ended September 30, 2001 and 2000           5
         Consolidated Statements of Cash Flows
            for the Nine months Ended September 30, 2001 and 2000
            and December 31, 2000                                           6
         Condensed Notes to Consolidated Financial Statements              7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      9-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       10-17


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  18

Item 2.  Changes in Securities                                              18

Item 3.  Defaults Upon Senior Securities                                    18

Item 4.  Submission of Matters to a Vote of Security Holders                18

Item 5.  Other Information                                                  18

Item 6.  Exhibits and Reports on Form 8-K                                   18

Signatures                                                                  19

Item 1. FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Savannah Bancorp, Inc.:

            We have reviewed the condensed consolidated balance sheets of The Savannah Bancorp, Inc. (a Georgia Corporation) and its subsidiaries as of September 30, 2001 and 2000 and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 2001 and 2000, and the related condensed consolidated statements of changes in shareholders' equity and cash flows for the nine months ended September 30, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
November 13, 2001

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       ($ in thousands, except share data)

                                      September 30,  December 31,  September 30,
                                          2001           2000          2000
 ASSETS                                (Unaudited)                 (Unaudited)
 ------------------------------------------------------------------------------
 Cash and due from banks                 $  12,683     $  15,130      $  11,179
 Interest-bearing deposits in bank           1,655         1,319            115
 Federal funds sold                         15,117        12,456          6,226
 Securities available for sale, at
  fair value (amortized cost of
  $63,236 on 9/30/01, $59,572 on
  12/31/00 and $58,628 on 9/30/00)          65,473        59,771         57,525
 Loans                                     270,751       250,436        243,144
 Less allowance for loan losses             (3,726)       (3,369)        (3,254)
 ------------------------------------------------------------------------------
   Net loans                               267,025       247,067        239,890
 Premises and equipment, net                 4,490         4,530          4,636
 Other assets                                3,157         3,823          4,050
 ------------------------------------------------------------------------------
   Total assets                          $ 369,600     $ 344,096      $ 323,621
 ==============================================================================

 LIABILITIES
 Deposits:
    Noninterest-bearing demand           $  47,145     $  47,405      $  41,341
    Interest-bearing demand                 51,473        48,069         45,565
    Savings                                 11,747        11,528         11,620
    Money market accounts                   45,698        34,873         32,306
    Time, $100,000 and over                 61,186        60,385         57,325
    Other time deposits                     85,728        89,596         85,588
 ------------------------------------------------------------------------------
   Total deposits                          302,977       291,856        273,745
 Federal Home Loan Bank Advances            20,898        14,044         11,105
 Securities sold under repurchase
    agreements                              10,432         6,547          8,906
 Federal funds purchased                     1,112           188            326
 Other liabilities                           2,491         2,805          2,294
 ------------------------------------------------------------------------------
   Total liabilities                       337,910       315,440        296,376
 ------------------------------------------------------------------------------

 Shareholders' Equity
 Common stock, par value $1 per share:
   authorized 20,000,000 shares;
    issued 2,991,378 shares in 2001
    and 2,719,614 in 2000                    2,991         2,720          2,720
 Preferred stock, par value $1 per share:
    authorized 10,000,000 shares, none
    issued                                    -             -              -
 Capital surplus                            18,806        12,822         12,821
 Retained earnings                           9,100        13,476         12,730
 Treasury stock, 33,667 shares at
    9/30/01, 25,107 shares at
    12/31/00, and 9,800 shares at
    9/30/00                                   (594)         (485)          (342)
 Accumulated other comprehensive gain
   (loss)                                    1,387           123           (684)
 ------------------------------------------------------------------------------
 Total shareholders' equity                 31,690        28,656         27,245
 ------------------------------------------------------------------------------
 Total liabilities and shareholders'
    equity                               $ 369,600     $ 344,096      $ 323,621
 ==============================================================================

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                       (thousands, except per share data)


                                    Quarter Ended      For the Nine Months Ended
                                     September 30,             September 30,
                                   2001       2000            2001       2000
-------------------------------------------------------------------------------
Interest income                 $  6,599   $  6,869        $ 20,546    $ 18,932
Interest expense                   3,073      3,285          10,100       8,675
-------------------------------------------------------------------------------
Net Interest Income                3,526      3,584          10,446      10,257
Provision for loan losses            150        195             455         570
-------------------------------------------------------------------------------
Net interest income
   after provision for
   loan losses                     3,376      3,389           9,991       9,687
-------------------------------------------------------------------------------
Other Income
Trust fees                            89         63             233         229
Service charges on
   deposit accounts                  315        331             982         936
Mortgage origination fees            238        142             629         361
Other income                         108        114             344         344
-------------------------------------------------------------------------------
Total other operating income         750        650           2,188       1,870
Gains on sales of assets              13          0              13           0
-------------------------------------------------------------------------------
    Total other income               763        650           2,201       1,870
-------------------------------------------------------------------------------
Other Expense
Salaries and employee benefits     1,353      1,313           4,087       3,843
Occupancy expense                    179        168             524         501
Equipment expense                    151        153             440         452
Other operating expenses             858        739           2,353       2,141
-------------------------------------------------------------------------------
   Total other expense             2,541      2,373           7,404       6,937
-------------------------------------------------------------------------------
Income before provision
     for income taxes              1,598      1,666           4,788       4,620
Provision for income taxes           524        537           1,554       1,480
-------------------------------------------------------------------------------
Net Income                      $  1,074   $  1,129        $  3,234    $  3,140
===============================================================================

Net Income Per Share:
   Basic                        $   0.36   $   0.38        $   1.09    $   1.05
===============================================================================
   Diluted                      $   0.36   $   0.37        $   1.07    $   1.04
===============================================================================

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)
                      ($ in thousands, except share data)

                                                                                Accumulated
                                                                                    Other
                                Common   Stock   Capital   Retained   Treasury  Comprehensive
                                Shares   Amount  Surplus   Earnings    Stock    Income (loss)     Total
--------------------------------------------------------------------------------------------------------
Balance, December 31, 1999    2,719,614  $2,720  $13,038    $10,727     ($210)       ($1,044)    $25,231

Comprehensive income:
Net income                                                    3,140                                3,140
Change in unrealized
  losses on securities
  available for sale,
  net of tax                                                                             360         360
                                                                                                 -------
Total comprehensive income                                                                         3,500

Cash dividends - $.381 per share                             (1,137)                              (1,137)

Exercise of options                                 (217)                 315                         98

Purchase of treasury stock                                               (447)                      (447)
--------------------------------------------------------------------------------------------------------
Balance, September 30, 2000   2,719,614  $2,720   $12,821    $12,730    ($342)         ($684)    $27,245
========================================================================================================


Balance, December 31, 2000    2,719,614  $2,720   $12,822    $13,476    ($485)          $123     $28,656

Comprehensive income:
Net income                                                     3,234                               3,234
Change in unrealized
  gains on securities
  available for sale,
  net of tax                                                                           1,264       1,264
                                                                                                 -------
Total comprehensive income                                                                         4,498

Cash dividends - $.456 per share                              (1,355)                             (1,355)

Ten percent stock dividend      271,764     271     5,984     (6,255)                               -

Purchase of treasury stock                                               (109)                      (109)
--------------------------------------------------------------------------------------------------------
Balance, September 30, 2001   2,991,378  $2,991   $18,806     $9,100    ($594)        $1,387     $31,690
========================================================================================================

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                       For the Nine months Ended      For the
                                             September 30,           Year Ended
                                              (Unaudited)           December 31,
($ in thousands)                            2001         2000            2000
-------------------------------------------------------------------------------
Operating Activities:

Net income                                $ 3,234       $3,140          $4,292
Adjustments to reconcile net
   income to cash:
Provided by operating activities:
  Provision for loan losses                   455          570             745
  Depreciation of premises and
     equipment                                375          422             553
  Gain on sale of securities                   13           -               -
  (Accretion) amortization of
     investment securities
     discount-net                             (20)          27              37
  (Decrease) increase in other assets         109         (309)           (611)
  (Decrease) increase in other
     liabilities                             (532)         368             915
-------------------------------------------------------------------------------
     Net cash provided by operating
        activities                          3,634        4,218           5,931
-------------------------------------------------------------------------------
Investing Activities

Purchases of investment securities        (21,788)      (2,510)         (4,509)
Proceeds from sales of investment
   securities                                 127          -               -
Proceeds from maturities of investment
   securities                              18,005        3,703           4,746
Net increase in loans made to
   customers                              (20,413)     (37,340)        (44,692)
Capital expenditures                         (335)        (380)           (405)
-------------------------------------------------------------------------------
   Net cash used in investing
      activities                          (24,404)     (36,527)        (44,860)
-------------------------------------------------------------------------------
Financing Activities

Net increase (decrease)  in demand,
   savings and money market  Accounts      14,188       (2,063)          8,980
Net (decrease) increase in
   certificates of deposit                 (3,067)      41,546          48,614
Net  increase  in securities sold under
   agreements to repurchase                 3,885        3,344             985
Net increase (decrease) in FHLB
   advances                                 6,854         (579)         (4,204)
Net increase (decrease) in federal funds
   purchased                                  924       (7,143)           (717)
Purchase of treasury stock                   (109)        (447)           (589)
Dividend payments                          (1,355)      (1,137)         (1,543)
Exercise of options                           -             98              98
-------------------------------------------------------------------------------
   Net cash provided by financing
      activities                           21,320       33,619          51,624
-------------------------------------------------------------------------------
Increase in Cash and Cash                     550        1,310          12,695
   Equivalents
Cash and cash equivalents at beginning
   of period                               28,905       16,210          16,210
-------------------------------------------------------------------------------
Cash and cash equivalents at end
   of period                              $29,455      $17,520         $28,905
===============================================================================

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC AND SUBSIDIARIES
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Note 2 - SHARES USED IN COMPUTING NET INCOME PER SHARE

The Board of Directors declared a ten percent stock dividend on April 16, 2001. The record date for distribution of the stock dividend was April 27 and the payable date was May 11, 2001. Net income per share and average share amounts have been restated to give the effect of the ten percent additional shares outstanding in the earliest period presented. Net income per diluted share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted-average shares outstanding after adjusting for a ten percent stock dividend were approximately 3,015,000 and 3,020,000 for the third quarters of 2001 and 2000, respectively. They included approximately 55,000 and 49,000 common equivalent shares in 2001 and 2000, respectively.

The Company had no amortization of merger related intangible assets and therefore no separate earnings per share, excluding the amortization of intangibles which have been presented.

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


FORWARD LOOKING STATEMENTS

The Savannah Bancorp, Inc. (the Company) may, from time to time, make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this quarterly report on Form 10-Q and, in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                       Third Quarter Financial Highlights
                           September 30, 2001 and 2000
                                   (Unaudited)
                                                               Percent
         BALANCE SHEET DATA                                    Increase
         AT SEPTEMBER 30                 2001         2000    (Decrease)
         ---------------------------------------------------------------
         (thousands, except per share data)

         Total assets                  $369,600    $323,621       14.2
         Interest-earning assets        350,288     307,787       13.8
         Loans                          270,751     243,144       11.4
         Allowance for loan               3,726       3,254       14.5
         losses
         Nonperforming assets               536         341       57.2
         Deposits                       302,977     273,745       10.7
         Interest-bearing               288,274     252,741       15.0
         liabilities
         Shareholders' equity            31,690      27,245       16.3
         Allowance for possible
            loan losses to total           1.38%       1.34%       2.8
         loans
         Loan to deposit ratio            89.36%      88.82%       0.6
         Equity to assets                  8.57%       8.42%       1.8
         Tier 1 capital to risk-
            Weighted assets               10.87%      11.50%      (5.5)
         Book value per share            $10.71      $10.08        6.3
         Outstanding shares               2,958       2,702       (0.5)

         KEY PERFORMANCE DATA
         FOR THE THIRD QUARTER

         Net income                      $1,074      $1,129       (4.9)
         Return on average assets          1.18%      1.39%      (15.2)
         Return on average equity         13.75%     16.80%      (18.1)
         Net interest margin               4.15%      4.73%      (14.0)
         Efficiency ratio **              59.25%     56.05%        5.7

         Net income per share:
         Basic                           $ 0.36      $ 0.38       (5.3)
         Diluted                         $ 0.36      $ 0.37       (2.7)
         Dividends                       $ .160      $ .136       17.3

         Average shares:
         Basic                            2,958       2,971       (0.4)
         Diluted                          3,013       3,020       (0.2)

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                 Third Quarter Financial Highlights - continued
                           September 30, 2001 and 2000
                                   (Unaudited)

                                                               Percent
         KEY PERFORMANCE DATA                                  Increase
         FOR THE FIRST NINE MONTHS       2001         2000    (Decrease)
         --------------------------------------------------------------
         (thousands, except per share data)

         Net income                      $3,234      $3,140        3.0
         Return on average assets          1.20%       1.36%     (11.6)
         Return on average equity         14.37%      16.15%     (11.0)
         Net interest margin               4.17%       4.78%     (15.3)
         Efficiency ratio **              58.54%      57.20%       2.3

         Net income per share:
         Basic                            $1.09      $ 1.05        3.8
         Diluted                          $1.07      $ 1.04        2.9
         Dividends                        $.456       $.381       19.7

         Average shares:
         Basic                            2,958       2,977       (0.6)
         Diluted                          3,009       3,024       (0.5)

         ** - Efficiency ratio = other expense / (net interest income + other income)

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The objectives of funds management include maintaining adequate liquidity and reasonable harmony between the repricing of sources and uses of funds for interest rate sensitive assets and liabilities. The goal of liquidity management is to ensure the availability of adequate funds to meet the loan demand and the deposit withdrawal needs of customers. This is achieved through maintaining a combination of sufficient liquid assets, core deposit growth and unused capacity to purchase funds in the money markets.

For the first nine months, loans increased $20.3 million and investments increased $5.7 million. The loan and investment growth was funded by $11.1 million in deposit growth, $6.9 million of FHLB advances and approximately $5 million in other borrowings. During the third quarter 2001, loans increased
$3.8 million to $270.8 million, while deposits decreased $1.1 million to $303.0 million. The loan to deposit ratio increased from 88.78% at June 30, 2001 to 89.36% at September 30, 2001. Loan growth slowed during the third quarter due to weakening economic conditions. Continuing strategies for loan and core deposit growth is a high management priority.

Primary funding and liquidity sources in addition to local deposit growth include borrowing capacity with the Federal Home Loan Bank of Atlanta, temporary federal funds purchased lines with correspondent banks, non-local time deposits through an Internet bulletin board service. Backup funding and liquidity sources include the ability to acquire brokered deposits, arrangements to sell participations in certain loans and borrowing from the Federal Reserve Bank of Atlanta discount window.

Both subsidiary banks have a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta ("FHLB"). Under these agreements, the banks have credit lines up to 75 percent of the book value of their 1-4 family first mortgage loans, or approximately $40.3 million as of September 30, 2001. In addition, the banks had approximately $6.2 million par value of investment securities pledged as collateral at the FHLB. In aggregate, the Company had secured borrowing capacity of approximately $46.5 million of which $20.9 million was advanced at September 30, 2001. These credit arrangements serve as a core funding source as well as liquidity backup for the banks. The Savannah Bank, N.A. and Bryan Bank & Trust have credit lines approved by the FHLB of 20 percent and 16 percent of assets, respectively, or $69.5 million, subject to the FHLB collateral requirements. The subsidiary banks also have $20 million of temporary federal funds borrowing lines available from correspondent banks.

A continuing objective of asset liability management is to maintain a high level of variable rate assets, including variable rate loans and shorter-maturity investments, to balance increases in interest rate sensitive liabilities. Interest rate sensitivity management and its effects on the net interest margin require analyses and actions that take into consideration volumes repriced and the timing and magnitude of their change.

The Company is more asset-sensitive within one year than desired in a falling rate environment. The increase in the prime rate from 7.75% to 9.50% between June 1999 and May 2000 positively impacted the net interest margin in 2000.

Conversely, the lowering of the prime rate from 9.50% to 5.50% in the first nine months 2001 negatively impacted the 2001 net interest margins for the third quarter and year-to-date. The net interest income growth due to the increase in loans was largely offset by the decrease in interest rates on earning assets due to the lag in the repricing of time deposits and core deposits. The net interest margin declined to 4.17% in the first nine months 2001 from 4.78% in the first nine months 2000. For the third quarter, the net interest margin declined to 4.15% in 2001 from 4.73% in 2000. The asset-sensitive position of the Company causes the net interest margin to decline in times of falling rates.

The gap position between one and five years is of less concern because management has time to respond to changing financial conditions with actions that reduce the impact of the longer-term gap positions. However, certain larger, high-quality, fixed rate loans with maturities over one year are expected to reprice or prepay due to the significant decline in the prime rate during 2001.

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

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At September 30, 2001, the Company had unfunded commitments to extend credit of $59.0 million and outstanding stand-by letters of credit of $3.1 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The financial condition of the Company can be assessed by examining the changes and relationships in the sources and uses of funds as shown in the consolidated statements of cash flows. At September 30, 2001, the investment in bank premises and equipment totaled $4.5 million, or approximately 14 percent of equity capital.

The Company has classified all investment securities as available for sale. During the first nine months, a decrease in U.S. Treasury market rates of 200-300 basis points for maturities of five year and less caused net unrealized gains on available for sale securities to increase to $1,387,000 from $123,000. These amounts are included in shareholders' equity at September 30, 2001 and December 31, 2000, respectively, in other accumulated comprehensive income.

The Company's lending and investment policies continue to emphasize high quality growth. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company.

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of September 30, 2001, the Company and the subsidiary banks exceed the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $31.7 million, or 8.6% of total assets at September 30, 2001. Tier 1 Capital is 10.87% of Risk-Weighted Assets at the same date. The adequate capital and strong earnings ratios should allow the subsidiary banks to continue their aggressive growth objectives without having to raise additional capital.

RESULTS OF OPERATIONS

THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

Net income for the third quarter 2001 was $1,074,000, down 5 percent from $1,129,000 in the third quarter 2000. This represented annualized returns of
13.75 percent on average equity and 1.18 percent on average assets for the third quarter, 2001. Diluted earnings per share were $0.36 in the third quarter, 2001 compared to $0.37 for the same period in 2000, a decrease of 3 percent.

Net interest income was $3,526,000 as compared to $3,584,000 in 2000, a decrease of $58,000, or 2 percent. Average loans were $26.6 million or 11 percent higher in the third quarter 2001 as compared to the third quarter 2000. The prime rate declined 1.25 basis points to 5.50 percent during the third quarter 2001. The prime rate was 9.50 percent in the third quarter of 2000. Time deposits market rates decreased between 300 and 350 basis points in the third quarter 2001 as compared to the same period in 2000. The net yield on interest earning assets decreased to 4.07 percent in 2001 from 4.73 percent in 2000, primarily as a result of the lower prime rate.

The provision for loan losses was $150,000 in 2001 compared to $195,000 in 2000. The decrease is primarily due to lower loan growth and the continued low volume of non-performing assets. Net loan charge-offs totaled $82,000 for the third quarter 2001 and $1,000 in 2000. There was $566,000 in non-performing assets at September 30, 2001 and $341,000 at September 30, 2000. The allowance for possible loan losses was 1.38 percent of loans at September 30, 2001 and 1.34 percent at September 30, 2000. The lower provision is due to lower loan growth and the continued relatively low level of non-performing loans as determined in the regular quarterly credit quality reviews of the loan portfolios.

The provision for loan losses the three months ended September 30, 2001 reflects management's qualitative and quantitative assessment of the loan portfolio, loan growth, charge-offs and prospects for collection of delinquent loans. The

Company's formalized process for assessing the adequacy of the allowance for loan losses, and the resultant need, if any, for periodic provisions to the allowance charged to income, include both the analysis of individual loans and "pool" analysis of loans by type of loan.

The Company's overall allowance also contains an unallocated amount which is supplemental to the results of the aforementioned process and takes into consideration known and expected trends that are likely to affect the creditworthiness of the loan portfolio as a whole, such as national and local economic conditions and unemployment conditions in the local lending area. Management evaluates the allowance for loan losses on a quarterly frequency.

Other income was $763,000 in 2001 compared to $650,000 in 2000. Service charges on deposit accounts were $315,000 in 2001 and $331,000 in 2000. The decrease is primarily due to lower volumes of fees on non-sufficient funds checks. Other income included mortgage origination fees of $238,000 and $142,000 in 2001 and 2000, respectively. Mortgage income is higher due to increased origination and refinancing activity resulting from lower mortgage rates. Fee on trust services increased to $89,000 in 2001 from $63,000 in 2000.

Other expenses were $2,541,000 in 2001 compared to $2,373,000 in 2000, an increase of $168,000, or 7 percent. Personnel expense increased $40,000, or 3 percent in 2001.

The provision for income taxes was $524,000 in 2001 and $537,000 in 2000. The effective federal and state tax rates were 32.8 percent in 2001 and 32.2 percent in 2000. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FIRST NINE MONTHS 2001 COMPARED WITH NINE MONTHS 2000

Net income for the first nine months 2001 was $3,234,000, up 3 percent from $3,140,000 in the first nine months 2000. This represented annualized returns of
14.37 percent on average equity and 1.20 percent on average assets for the first nine months 2001. Diluted earnings per share were $1.07 in the first nine months, 2001 compared to $1.04 for the same period in 2000, an increase of 3 percent.

Net interest income was $10,446,000 as compared to $10,257,000 in 2000, an increase of $189,000, or 2 percent. Average loans were $260.6 million or 15 percent higher in the first nine months 2001 as compared to the first nine months 2000. The prime rate decreased 350 basis points to 6.00 percent during the first nine months 2001. Time deposit market rates also decreased between 250 and 350 basis points in the first nine months of 2001 compared to the same period in 2000. The net yield on interest earning assets decreased to 4.05 percent in 2001 from 4.78 percent in 2000 as a result of the lower prime interest rate variable rate loans repricing faster than time deposits.

The provision for loan losses was $455,000 in 2001 compared to $570,000 in 2000. The decrease is primarily due to lower loan growth and the continued low volume of non-performing assets. Net loan charge-offs totaled $98,000 for the first nine months 2001 and $111,000 in 2000. The lower provision is due to lower loan growth and the continued relatively low level of non-performing loans as determined in the regular quarterly credit quality reviews of the loan portfolios.

Other income was $2,201,000 in 2001 compared to $1,870,000 in 2000 and increase of 18 percent. Service charges on deposit accounts were $982,000 in 2001 and $936,000 in 2000. Other income included mortgage origination fees of $629,000 and $361,000 in 2001 and 2000, respectively. Lower mortgage loan rates caused increases in mortgage origination volumes and fees throughout the industry. Fee on trust services increased to $233,000 in 2001 from $229,000 in 2000.

Other expenses were $7,404,000 in 2001 compared to $6,937,000 in 2000, an increase of $467,000, or 6 percent. Personnel expense increased $244,000 or 6 percent in 2001.

The provision for income taxes was $1,554,000 in 2001 and $1,480,000 in 2000. The effective federal and state tax rates were 32.5 percent and 32.0 percent in 2001 and 2000, respectively.

Table 1 - LONG-TERM MATURITY GAP AND REPRICING DATA

The following is the long-term maturity and repricing data for the Company as of September 30, 2001:

                                                                          Over
($ in 000's)                         0-3      3-12     1-3       3-5        5
INTEREST-BEARING ASSETS: Immediate  Months   Months   Years     Years     Years   Total
----------------------------------------------------------------------------------------
Investment securities    $   -    $    -     $13,276  $29,415  $11,817  $8,728   $63,236
Interest-bearing
   deposits                1,655       -         -        -        -       -       1,655
Federal funds sold        15,117       -         -        -        -       -      15,117
Loans - fixed rates          -      24,061    41,910   70,523   19,723   7,124   163,341
Loans - variable rates   106,939       -         -        -        -       -     106,939
----------------------------------------------------------------------------------------
Total interest-
earning assets           123,711    24,061    55,186   99,938   31,540  15,852   350,288
----------------------------------------------------------------------------------------
INTEREST-BEARING
DEPOSITS:
----------------------------------------------------------------------------------------
NOW and savings**           -       8,586    21,230   33,404      -        -      63,220
Money market accounts**      -       5,066    14,470   26,162      -        -      45,698
Time, $100 and over         -      15,182    30,892   11,906    3,206      -      61,186
Other time                  -      15,129    46,194   19,889    4,516      -      85,728
Federal Home Loan
   Bank Advances            -          62    12,148    5,432    1,449    1,807    20,898
Other borrowings         11,544       -         -        -        -        -      11,544
----------------------------------------------------------------------------------------
Total interest-
bearing liabilities      11,544    44,025   124,934   96,793    9,171    1,807   288,274
----------------------------------------------------------------------------------------
GAP-Excess Assets
(Liabilities)           112,167   (19,964)  (69,748)   3,145   22,369   14,045    62,014
----------------------------------------------------------------------------------------

GAP-CUMULATIVE-9/30/01 $112,167   $92,203   $22,455  $25,600  $47,969  $62,014   $62,014
========================================================================================
Cumulative
Sensitivity Ratio *       10.72      2.36      1.12     1.09     1.17     1.22      1.22
========================================================================================

   * Cumulative interest-earning assets / cumulative interest-bearing liabilities

  ** Repricing of NOW, Savings and Money market accounts based on estimated percentages of the full market interest rate declines over 1 to 36 months.

Table 2 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - SECOND QUARTER, 2001 AND 2000

The following statistical information is provided for the Company for the three months ended September 30, 2001 and 2000. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this report.

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during the third quarter, 2001 and 2000.
                                                                       (a)
                                                                     Variance
      Average        Average                                       Attributable
      Balance         Rate                         Interest            to
------------------  -----------                  ----------- Vari- -------------
  2001      2000     2001  2000                   2001 2000  Ance  Rate  Volume
--------  --------  ----- -----                  ----- ----- ----  ----- -------
 (Thousands)        (%)        TAXABLE-EQUIVALENT (Thousands)      (Thousands)
                                INTEREST INCOME
                                   AND FEES (b)
$  1,434  $    586  3.87  4.74  Interest-bearing $  14   $  7 $  7   $ (2) $  9
                                  deposits
  55,764    49,704  6.05  5.99  Investments -             751   99      7    92
                                  taxable          850
   8,927     9,614  8.36  8.17  Investments -      188    198  (10)     4   (14)
                                  non-taxable
  11,496     7,196  3.45  6.67  Federal funds      100    121  (21)   (76)   55
                                  sold
 266,842   240,268  8.21  9.70  Loans (c)        5,525  5,872 (347)  (947)  600
--------------------------------------------------------------------------------
                                Total interest-
 344,463   307,368  7.69  8.97  earning assets   6,677  6,949 (272)(1,014)  742
--------------------------------------------------------------------------------

                               INTEREST EXPENSE
                                  DEPOSITS
  49,464    45,300  1.33  2.17  NOW accounts       166    248  (82)  (100)   18
  11,557    11,988  2.03  2.75  Savings             59     83  (24)   (21)   (3)
                                  accounts
  43,095    33,382  3.10  4.30  Money market       337    362  (25)  (116)   91
                                  accounts
  62,149    53,645  5.86  5.81  CD's, $100M        918    785  133      8   125
                                  or more
  87,709    81,313  5.65  6.60  Other time       1,248  1,353 (105)  (204)   99
                                  deposits
--------------------------------------------------------------------------------
 253,974   225,628  4.26  4.98  Total interest-  2,728  2,831 (103)  (433)  330 bearing deposits

                                Federal Home
                                  Loan Bank
  20,911    17,291  5.01  6.65    advances         264    290  (26)   (79)   53
   9,948    10,189  3.23  6.35  Other borrowings    81    163  (82)   (79)   (3)
--------------------------------------------------------------------------------
                                    Total
                                interest-bearing
$284,833  $253,108  4.28  5.15    liabilities    3,073  3,284 (211)  (591)  380
--------------------------------------------------------------------------------
                                 INTEREST RATE
                    3.41  3.82      SPREAD
                    ====  ====
                                 NET YIELD ON
                                INTEREST-EARNING
                                ASSETS AND NET
                    4.15  4.73  INTEREST INCOME $3,604 $3,665 $(61) $(423) $362
                    ====  ====                  ====== ====== ===== =====  ====



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

Table 3 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - FIRST NINE MONTHS, 2001 and 2000

The following statistical information is provided for the Company for the nine months ended September 30, 2001 and 2000. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this report.

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during the nine months ended September 30, 2001 and 2000.

                                                                        (a)
                                                                      Variance
      Average       Average                                        Attributable
      Balance        Rate                          Interest             to
----------------- ----------                    ------------ Vari- -------------
  2001     2000   2001  2000                     2001   2000 Ance  Rate  Volume
-------- -------- ----  ----                    -----  ----- ----  ----- -------
 (Thousands)         (%)     TAXABLE-EQUIVALENT  (Thousands)        (Thousands)
                                INTEREST INCOME
                                   AND FEES (b)
$  4,036  $  351  4.77 5.69 Interest-bearing  $ 144    $15   $129    (15)  $144
                                  deposits
  55,275  50,545  6.12 5.99 Investments -     2,531   2,273   258     52    206
                                  taxable
   9,216   9,587  8.33 8.07 Investments -       574     581    (7)    18    (25)
                                  non-taxable
  13,178   5,158  4.47 6.35 Federal funds       441     246   195   (129)   324
                                  sold
 260,644 226,584  8.77 9.43 Loans (c)        17,090  16,043 1,047 (1,212) 2,259
-------------------------------------------------------------------------------
                            Total interest-
 342,349 292,225  8.12 8.73 earning assets   20,780  19,158 1,622 (1,286) 2,908
--------------------------------------------------------------------------------

                            INTEREST DEPOSITS
                                DEPOSITS
  50,980  44,654  1.73 2.17 NOW accounts        660     726   (66)  (156)    90
  11,582  12,353  2.30 2.77 Savings             199     257   (58)   (42)   (16)
                              accounts
  38,466  36,466  3.58 4.24 Money market      1,029   1,161  (132)  (186)    54
                              accounts
  63,165  46,303  6.29 6.06 CD's, $100M       2,971   2,107   864     93    771
                              or more
  91,255  71,373  6.12 5.77 Other time        4,179   3,094 1,085    212    873
                              deposits
--------------------------------------------------------------------------------
 255,448 211,149  4.73 4.63 Total interest-   9,038   7,345 1,693    (79) 1,772
                            bearing deposits

                            Federal Home
                            Loan Bank
  20,785  18,250  5.02 6.36 advances            780     871   (91)  (196)   105
   9,124  10,109  4.13 6.04 Other borrowings    282     458  (176)  (137)   (39)
--------------------------------------------------------------------------------
                               Total
                            interest-bearing
$285,357 $239,508 4.73 4.82   liabilities   $10,100  $8,674 $1,426 $(412)$1,838
--------------------------------------------------------------------------------
                            INTEREST RATE
                  3.38 3.91    SPREAD
                  ==== ====
                            NET INTEREST ON
                            INTEREST EARNING
                            ASSETS AND NET
                 4.17  4.78 INTEREST INCOME $10,680 $10,484   $196 $(874)$1,070
                 ====  ====                 ======= =======   ==== =====  =====

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

                                    The Savannah Bancorp, Inc.
                                -------------------------------
                                           (Registrant)

Date  11/13/01                           /s/Archie H. Davis
      --------                  ------------------------------
                                Archie H. Davis - President & CEO


Date  11/13/01                     /s/Robert B. Briscoe
      --------                  -------------------------------
                                Robert B. Briscoe - Chief Financial Officer