Form 10-K
period 2001-12-31
SAVANNAH BANCORP INC
filed 2002-03-28
CIK 860519

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. ( X )

Issuer's revenues for its most recent fiscal year were $28,556,000. The aggregate market value of the voting and non-voting common equity at March 1, 2001 held by non-affiliates, based on the price of the last trade of $20.50 per share times 2,252,136 non-affiliated shares, was $46,169,000.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 1, 2002, the registrant had issued 2,991,378 and outstanding 2,983,198 shares of common stock.

Portions of the 2001 Annual Report to Shareholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated March 20, 2002 are incorporated in Part III of this report.

                REGISTRANT'S DOCUMENTS INCORPORATED BY REFERENCE

                                                PART NUMBER AND ITEM
DOCUMENT INCORPORATED                           NUMBER OF FORM 10-K INTO
BY REFERENCE                                    WHICH INCORPORATED
---------------------------                     --------------------------

Page F-26                                       Part II, Item 5, Market
of Registrant's 2001 Annual                     for Registrant's Common
Report to Shareholders                          Equity and Related
                                                Stockholder Matters

Page F-19 through F-25 of                       Part II, Item 6,
Registrant's 2001 Annual                        Selected
Report to Shareholders                          Financial Data

Pages F-19 through F-26                         Part II, Item 7,
of Registrant's                                 Management's Discussion
2001 Annual Report to                           and Analysis of Financial
Shareholders                                    Condition and Results of
                                                Operations

Page F-24 through F-25 of                       Part II, Item 7A, Quantitative
Registrant's 2001 Annual                        and Qualitative Disclosures
Report to Shareholders                          About Market Risk

Pages F-1 through F-18,                         Part II, Item 8,
of Registrant's 2001                            Financial Statements and
Annual Report to Shareholders                   Supplementary Data

Pages P-3 through P-9,                          Part III, Item 10,
of Registrant's Proxy                           Directors and Executive
Statement in connection with                    Officers of the Registrant
its Annual Shareholders' Meeting
to be held April 16, 2002

Pages P-8 through P-11,                         Part III, Item 11,
of Registrant's Proxy Statement                 Executive Compensation
in connection with its
Annual Shareholders' Meeting
to be held April 16, 2002

Pages P-3 through P-5, P-8 through P-9          Part III, Item 12,
of Registrant's Proxy Statement                 Security Ownership of
in connection with its Annual                   Certain Beneficial Owners
Shareholders' Meeting to be held                and Management
April 16, 2002

Page P-13 of Registrant's Proxy                 Part III, Item 13,
Statement in connection with its                Certain Relationships
Annual Shareholders' Meeting to be              and Related Transactions
held April 16, 2002

Pages F-4 through F-18                          Part IV, Item 14,
of Registrant's 2001                            Exhibits, Financial Statement
Annual Report to Shareholders                   Schedules and Reports on
                                                Form 8-K

THE SAVANNAH BANCORP, INC.
2001 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS


PART I                                                            PAGE

Item 1.  Business                                                   5

Item 2.  Properties                                                 20

Item 3.  Legal Proceedings                                          20

Item 4.  Submission of Matters to a Vote of Security Holders        21

PART II

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters                            21

Item 6.  Selected Financial Data                                    21

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations           21

Item 7A. Quantitative and Qualitative Disclosures about
         Market Risk                                                21

Item 8.  Financial Statements and Supplementary Data                22

Item 9.  Changes in and Disagreement with Accountants
         on Accounting and Financial Disclosure                     22

PART III

Item 10. Directors and Executive Officers of the Registrant         22

Item 11. Executive Compensation                                     22

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                      22

Item 13. Certain Relationships and Related Transactions             23

PART IV

Item 14. Exhibits and Reports on Form 8-K                           23

         Signature page                                             24

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

As of December 31, 2001, Savannah Bank had five full service offices, total assets of $266 million, total loans of $201 million, total deposits of $219 million, total stockholders' equity of $21.2 million and $2.8 million in 2001 net income. As of December 31, 2001, Bryan Bank had one full service office, total assets of $110 million, total loans of $83 million, total deposits of $90 million, total stockholders' equity of $10.1 million and $1.7 million in 2001 net income.

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


BANKING SERVICES

The Subsidiary Banks have approximately 107 full-time and 19 part-time employees and offer a full range of deposit services, including checking accounts, savings accounts and various time deposits ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive to those offered in the area. In addition, retirement accounts such as IRA (Individual Retirement Account) and SEP (Simplified Employee Pension) accounts are offered. The FDIC insures all deposit accounts up to the maximum amount (currently $100,000 per account). The Subsidiary Banks solicit these accounts from individuals, businesses, foundations and organizations, and governmental authorities.

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

The Subsidiary Banks also offer cash management services, Internet access to account data, a non-cash deposit courier service, safe deposit boxes, travelers checks, direct deposit of payroll, U.S. Savings bonds, official bank checks and money orders and automatic drafts for various accounts. The Subsidiary Banks are members of the STAR networks of automated teller machines that may be used by customers in our market area and other cities. Both Subsidiary Banks issue ATM and debit cards and have seven automated teller machines in the area. The Subsidiary Banks also offer both VISA and MasterCard credit cards, on an agent bank basis, which have a pre-authorized line of credit for personal purchases and expenses.


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

Bryan Bank's main office opened in December 1989 and is located in the primary commercial area of the city of Richmond Hill. Bryan Bank has limited competition in the Richmond Hill market. One other community bank, a branch office of a community bank located 50 miles south in Darien and one grocery store branch office are located in Richmond Hill. Bryan Bank has approximately 65 percent of the commercial bank deposits in the Richmond Hill market. Richmond Hill is experiencing substantial residential growth due to its proximity to Savannah, its school system and affordable single-family residences.

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

In February, 2002, Savannah Bank entered into a lease agreement, effective May 1, 2002, for approximately 5,000 square feet of office space at 450 Mall Boulevard, next to our existing branch office at 400 Mall Boulevard. The image item processing, statement rendering, operations research, information technology and deposit operations and branch operations support functions will be relocated into this space. These functions all work closely together and relocating them from different offices to one location provides an environment and opportunity for significant service enhancement efficiencies and synergies. A senior operations officer position is being added to manage these operations functions.

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

The Subsidiary Banks invest the majority of its investment portfolio in highly marketable medium-term and short-term maturity assets, such as Federal Funds, U.S. Treasury securities, U.S. agency securities, marketable mortgage-backed securities and high quality bank-qualified tax-exempt securities. By pricing loans on a variable rate structure, or by keeping the maturity of the investment and loan portfolios relatively short-term, the Bank expects to be able to maintain loan interest, or to reinvest securities proceeds, at prevailing market rates. These policies will help to maintain a generally consistent spread over the interest rates paid by the Subsidiary Banks on the deposits which are used to fund the investment and loan portfolios. However, when interest rates move dramatically up or down, interest spreads and margins move up or down. Loan customers refinance fixed rate loans and time deposit customers withdraw low rate time deposits during and after dramatic moves in interest rates.

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

The Subsidiary Banks operate under an interest rate risk policy through an Investment/Interest Risk Committee of the holding company board and the Credit/ALCO Committee at Savannah Bank and the Executive Committee at Bryan Bank. The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a certain cash flow and repricing analyses which projects the impact of changes in interest rates on the Subsidiary Banks assets and liabilities. Additionally, the committees may set other interest rate risk objectives. The policy also outlines responsibility for monitoring interest rate risk, the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Company's interest rate risk objectives.


FEDERAL AND STATE LAWS AND REGULATION OF BANKS AND BANK HOLDING COMPANIES

Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Company and its subsidiaries.

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

Regulators have adopted risk-based capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain risk-based and equity capital ratios. The table in Note 12 of the notes to the consolidated financial statements in the 2001 Annual Report shows the capital ratios for the Company, and the regulatory minimum capital ratios at December 31, 2001. The capital ratios of the Company and each Subsidiary Bank exceeded the ratios required to be "well-capitalized" by the FDIC.

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

A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service. Thus, a bank may not extend credit, lease or sell property or furnish any service or fix or vary the consideration for such on the condition that (i) the customer should obtain or provide some additional credit, property or service from or to such bank (other than a loan, discount, deposit or trust service related to and usually provided in connection with a loan, discount, deposit or trust service), its bank holding company or any other subsidiary of its bank holding company or (ii) the customer may not obtain some other credit, property or service from a competitor, except to the extent reasonable conditions are imposed in a credit transaction to assure the soundness of the credit extended.

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

Both Subsidiary Banks are members of the Federal Home Loan Bank ("FHLB") System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs maintain central credit facilities primarily for member institutions. The Subsidiary Banks, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1 percent of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 5 percent of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500,000. Additionally, during 1996, the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $500,000 and over the required minimum. The Subsidiary Banks are in compliance with this requirement at December 2001.

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

Public disclosure of written CRA evaluations of financial institutions made by regulatory agencies is required under the CRA. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution's community reinvestment record. The Bank received a "satisfactory" rating on the most recent performance evaluation of its CRA efforts by the OCC.

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

The Gramm-Leach-Bliley Act ("the Act"), formerly known as the Financial Modernization Act was enacted on November 12, 1999. The new statute is the most sweeping financial services legislation enacted in decades. It repeals depression-era laws and eliminates the barriers preventing affiliations among banks, insurance companies, and securities firms. Key provisions to the Act are summarized in the following paragraphs.

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

Banking organizations are prohibited under the Act from participating in new financial affiliations unless their depository institution subsidiaries are well-capitalized and well-managed. Regulators are required to address any failure to maintain safety and soundness standards in a prompt manner. In addition, regulators must prohibit holding companies from participating in new financial affiliations if, at the time of certification, any insured depository affiliate had received a less than "satisfactory" Community Reinvestment Act ("CRA") rating at its most recent examination.

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

The Subsidiary Banks generally benefit from regional bank mergers in the local market and experience the most competition from new local community bank entrants into the market area. Recent mergers affecting the local market area include First Union and Wachovia. Each bank had approximately 10 local offices. The deposits of three First Union offices were sold to the National Bank of Commerce, Nashville, TN and additional office closings are expected. BB&T acquired First Liberty Bank in 2000, its initial entrant into the market, and then acquired Century South Banks with three offices in 2001.

New entrants into the market include The Tattnall Bank in 2000 which opened a branch office and then subsequently sold the branch office assets and leased the building to a new de novo bank, First Chatham Bank. The First Chatham Bank has local organizers and management and a mission and objectives similar to those The Savannah Bank, N.A. had in 1990.

Both Subsidiary Banks offer the full range of deposit services that are typically available from financial institutions, including NOW accounts, demand, savings and other time deposits ranging from money market accounts to longer term certificates of deposit. In addition, retirement accounts such as Individual Retirement Accounts are available. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law.

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

                      SELECTED STATISTICAL INFORMATION OF THE COMPANY

The following statistical information is provided for the Company for the years ended December 31, 2001 and 2000. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this report. The Company has no foreign operations and, accordingly, there are no assets or liabilities attributable to foreign operations.


TABLE 1 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - 2001 AND 2000

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during 2001 and 2000.



     Average           Average                                                        (a) Variance
     Balance            Rate                                   Interest              Attributable to
------------------   ----------                             ----------------  Vari-  ---------------
  2001      2000     2001  2000                               2001     2000   ance    Rate    Volume
--------  --------   ----  ----                             -------  -------  -----  -------  ------
   (Thousands)           (%)      TAXABLE-EQUIVALENT           (Thousands)             (Thousands)
                                   INTEREST INCOME
                                     AND FEES(B)
$  4,283  $  1,192   3.92  6.46  Interest-bearing deposits  $   168  $    77  $  91  $  (109)  $  200
  55,178    50,345   6.05  5.99  Investments - taxable        3,338    3,018    320       30      290
   9,121     9,593   8.35  8.15  Investments - non-taxable      762      782    (20)      18      (38)
  12,895     6,161   3.96  6.44  Federal funds sold             510      397    113     (321)     434
 264,684   231,115   8.40  9.55  Loans                       22,238   22,078    160   (2,976)   3,136
--------   -------                                          -------  -------  -----
 346,161   298,406   7.80  8.83  Total int.-earning assets   27,016   26,352    664   (3,487)   4,151
--------   -------   ----  ----                             -------  -------  -----  -------   ------

                                   INTEREST EXPENSE
                                 Deposits
  52,542    47,252   1.47  2.18  NOW accounts                   771    1,032   (261)    (377)     116
  11,741    12,225   2.03  2.79  Savings accounts               238      341   (103)     (89)     (14)
  40,478    36,263   3.15  4.31  Money market accounts        1,276    1,562   (286)    (468)     182
  62,226    49,348   6.04  6.27  CD's, $100M or more          3,756    3,095    661     (147)     808
  89,865    75,563   5.89  5.98  Other time deposits          5,295    4,516    779      (76)     855
--------   -------                                          -------   ------  -----  -------   ------
                                 Total interest-bearing
 256,852   220,651   4.41  4.78         deposits             11,336   10,546    790     (940)   1,730
                                 Federal Home Loan
  20,805    15,486   5.02  6.34      Bank advances            1,044      982     62     (275)     337
   9,926     9,567   3.57  6.08     Other borrowings            354      582   (228)    (250)      22
--------   -------   ----  ----                             -------   ------  -----  -------   ------
                                 Total interest-bearing
$287,583  $245,704   4.43  4.93       liabilities            12,734   12,110    624   (1,440)   2,064
--------  --------   ----  ----                             -------   ------  -----  -------   ------
                                    INTEREST RATE
                     3.38  3.90        SPREAD
                     ====  ====
                                 NET YIELD ON INTEREST-
                                     EARNING ASSETS
                     4.13  4.77
                     ====  ====     NET INTEREST
                                        INCOME              $14,282  $14,242  $  40  $(2,047)   2,087
                                                            =======  =======  =====  =======   ======

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

TABLE 2 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - 2000 AND 1999

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during 2000 and 1999.


    Average           Average                                                        (a) Variance
     Balance            Rate                                   Interest              Attributable to
------------------   ----------                             ----------------  Vari-  ---------------
  2001      2000     2001  2000                               2001     2000   ance    Rate    Volume
--------  --------   ----  ----                             -------  -------  -----  -------  ------
   (Thousands)           (%)      TAXABLE-EQUIVALENT           (Thousands)             (Thousands)
                                   INTEREST INCOME
                                     AND FEES(B)
$  1,192  $    203   6.46  4.93  Interest-bearing deposits  $    77  $    10  $   67  $    18  $   49
  50,345    51,492   5.99  5.88  Investments -  taxable       3,018    3,026      (8)      59     (67)
   9,593     8,505   8.15  7.84  Investments - non-taxable      782      667     115       30      85
   6,161    10,474   6.44  4.95  Federal funds sold             397      518    (121)      92    (213)
 231,115   186,997   9.55  8.97  Loans                       22,078   16,769   5,309    1,295   4,014
--------  --------   ----  ----                             -------  -------  ------  -------  ------
 298,406   257,671   8.83  8.15  Total int.-earning assets   26,352   20,990   5,362    1,991   3,371
--------  --------                                          -------  -------  ------  -------  ------

                                   INTEREST EXPENSE
                                 Deposits
  47,252    45,649   2.18  2.15  NOW accounts                 1,032      981      51       17      34
  12,225    12,252   2.79  2.78  Savings accounts               341      341       0        1      (1)
  36,263    35,128   4.31  3.83  Money market accounts        1,562    1,345     217      174      43
  49,348    37,744   6.27  6.04  CD's, $100M or more          3,095    2,278     817      117     700
  75,563    61,045   5.98  4.65  Other time deposits          4,516    2,840   1,676    1,001     675
--------  --------                                          -------  -------  ------
                                      Total
 220,651   191,818   4.78  4.06  interest-bearing Deposits   10,546    7,785   2,761    1,591   1,170
                                 Federal Home Loan
  15,486     8,082   6.34  5.74  Bank advances                  982      464     518       93     425
   9,567    10,402   6.08  4.72  Other borrowings               582      491      91      130     (39)
--------  --------   ----  ----                             -------  -------  ------   ------  ------
                                 Total interest-bearing
$245,704  $210,302   4.93  4.16      Liabilities             12,110    8,740   3,370    1,899   1,471
--------  --------   ----  ----                             -------  -------  ------   ------  ------
                                    INTEREST RATE
                     3.88  3.99        SPREAD
                     ====  ====
                                   NET YIELD ON INTEREST-
                     4.77  4.75       EARNING ASSETS
                     ====  ====
                                    NET INTEREST INCOME     $14,242  $12,250  $1,992   $   92  $1,900
                                                            =======  =======  ======   ======  ======

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

TABLE 3 - INVESTMENTS - WEIGHTED AVERAGE YIELDS BY MATURITY

The following table sets forth the amortized cost, fair value and tax-equivalent yields by investment type and maturity category at December 31, 2001

                                                              Taxable
                                         Amortized    Fair   Equivalent
                                            Cost      Value   Yield (a)
                                          -------    -------  --------
                                              (Thousands)        (%)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury, other U.S. Government
  Agencies and mortgage-backed:
     Within one year                      $17,486    $17,765     6.23
     One year to five years                32,112     33,218     5.94
     Five years to ten years                2,545      2,574     6.10
     Over ten years                            39         40     6.38
                                          -------    -------  --------
     Total                                 52,182     53,597     6.04
                                          -------    -------  --------

Other interest-earning investments:
     Within one year                        1,325      1,335     7.00
     One year to five years                 4,565      4,708     6.82
     Five years to ten years                2,350      2,414     6.91
     Over ten years                         2,275      2,308     7.42
                                          -------    -------  --------
     Total                                 10,515     10,765     7.00
                                          -------    -------  --------
     Total securities available-for-sale  $62,997    $64,662     6.23
                                          =======    =======  ========


 (a) the yield is calculated on the amortized cost of the securities.

LOANS

The following tables set forth certain information regarding the Subsidiary Banks' loan portfolio as of December 31, 2001.

TABLE 4 - LOAN REPRICING OPPORTUNITIES

The following table sets forth certain loan maturity information as of December 31, 2001. Loan renewals generally reprice relative to the prime rate in effect at the time of the renewal. Management expects that certain real estate mortgage loans that have maturities of one to three years and longer amortization periods will renew at maturity.
                                                  After
                                         One     One year    Over
                                        year     Through     Five
 Loan Category                        or less   Five years   Years       Total
 -------------                      ---------  ----------  ---------   --------
 Real estate-construction and
     development                     $ 36,503    $  2,788  $     -     $ 39,291
 Commercial                            15,913      10,489        865     27,267
                                    ---------  ----------  ---------   --------
      Total                          $ 52,416    $ 13,277  $     865   $ 66,558
                                    =========  ==========  =========   ========


 Loans with floating and
     adjustable rates                $ 45,055    $ 78,966  $   7,783   $131,804
 Loans with fixed rates                86,261
                                    ---------  ----------  ---------   --------
      Total                          $131,316    $ 78,966  $   7,783   $218,065
                                    =========  ==========  =========   ========

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

At December 31, 2001 and 2000, nonperforming loans were $587 and $694, respectively. Interest income of $0 and $15 was recognized from nonaccrual loans in 2001 and 2000. At December 31, 2001, the Subsidiary Banks had $503 nonaccrual loans and had $84 in loans past due over 90 days.

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

LOAN CONCENTRATIONS
Most of the Subsidiary Banks' business activity is with customers located within the Chatham and Bryan County area. As of December 31, 2001, the Subsidiary Banks had a concentration of credit risk aggregating $226,567 million on loans secured by real estate. The Subsidiary Banks have no exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

TABLE 5 - PROVISION FOR POSSIBLE LOAN LOSSES

Changes in the allowance for loan losses in 2001 though 1997 are summarized as follows:

   ($ in thousands)                    2001     2000     1999     1998    1997
                                      ------   ------   ------   ------  ------
Balance at the beginning of the year  $3,369   $2,794   $2,323   $2,063  $1,695
Charge-offs - Commercial                  (5)     (33)     (80)    (145)    (96)
Charge-offs - Consumer                  (167)    (168)     (78)     (84)    (98)
Charge-offs - Real estate                (98)     (63)     (10)     (29)    -
                                      ------   ------   ------   ------  ------
Charge-offs - Total                     (270)    (264)    (168)    (258)   (194)
                                      ------   ------   ------   ------  ------
Recoveries - Commercial                   29       21       30        4      37
Recoveries - Consumer                     76       66       61       79      45
Recoveries - Real estate                  17        7        3       -       -
                                      ------   ------   ------   ------  ------
Recoveries - Total                       122       94       94       83      82
                                      ------   ------   ------   ------  ------
Net charge-offs                         (148)    (170)     (74)    (175)   (112)
                                      ------   ------   ------   ------  ------
Provision for loan losses                605      745      545      435     480
                                      ------   ------   ------   ------  ------
Balance at the end of the year        $3,826   $3,369   $2,794   $2,323  $2,063
                                      ======   ======   ======   ======  ======
Ratio of net charge-offs to
     average loans                      .06%     .07%     .04%     .11%    .08%
                                       ======   ======   ======   ======  =====

TABLE 6 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES BY LOAN TYPE The allowance for loan losses is allocated by loan category based on management's assessment of risk within the various categories of loans. The Company's allocation of the allowance for loan losses according to the amount deemed to be reasonably necessary to absorb potential losses within each loan category is presented in the following tables:


                                    % of           % of            % of            % of           % of
                                    Total          Total           Total           Total          Total
($ in thousands)             2001   Loans   2000   Loans    1999   Loans    1998   Loans   1997   Loans
                            ------  -----  ------  -----   ------  -----   ------  -----  ------  -----

Commercial                  $  800   .28  $  695    .28    $ 520    .25    $ 450    .26   $  293    .19
Real estate - construction
  and development            1,100   .39     825    .33      635    .31      520    .30      380    .25
Real estate - mortgage       1,100   .39   1,090    .44      993    .48      866    .51      462    .30
Installment and consumer       650   .22     550    .22      425    .21      324    .19      212    .14
Unallocated                    176   .06     209    .08      221    .11      163    .10      716    .46
                            ------  -----  ------  -----   ------  -----   ------  -----  ------  -----
Total allowance for
    loan losses             $3,826  1.34   $3,369  1.35    $2,794   1.36   $2,323   1.36  $2,063   1.34
                            ======  =====  ======  =====   ======  =====   ======  =====  ======  =====

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

Although historically, there have been minimal losses in loans secured by real estate, management has allocated additional reserves to these categories based upon the large concentration of real estate loans, larger individual loan amounts, a very competitive market for loan growth and rapidly rising property valuations in recent years in certain locations in our market area which may not be sustainable.

DEPOSITS

TABLE 7 - DEPOSIT AVERAGE BALANCES AND RATES PAID
The following table summarizes average balances of deposits of the Company and the Subsidiary Banks on a consolidated basis and the average rates paid on such deposits during 2001, 2000 and 1999.



                                2001             2000              1999
                          ---------------   --------------    --------------
($ in thousands)            Amount  Rate     Amount   Rate     Amount   Rate
                          --------  -----   --------  ----    --------  ----
Non-interest-bearing
demand                    $ 43,356  0.00%   $ 39,905  0.00%   $ 36,724  0.00%
Interest-bearing demand     52,542  1.47%     47,252  2.18%     45,649  2.15%
Savings deposits            11,741  2.03%     12,225  2.79%     12,252  2.78%
Money market deposits       40,478  3.15%     36,263  4.31%     35,128  3.83%
Time deposits              152,091  5.95%    124,911  6.09%     98,789  5.18%
                          --------  -----   --------  ----    --------  ----
       Total              $300,208          $260,556          $228,542
                          ========          ========          ========

ITEM 2.  PROPERTIES

See Note 6 and Note 13 of Notes to Consolidated Financial Statements on page F-12, and page F-17, of the Registrant's 2001 Annual Report to Shareholders, which are specifically incorporated herein by reference.

The Savannah Bank's main office is located at 25 Bull Street, Savannah, Georgia 31401, on the ground floor and lower level of a seven story office building located on Johnson Square in downtown Savannah. The location is sometimes called the Financial Square because six financial institutions surround the square (downtown park). The location is convenient to commercial customers and consumers who already use the services of the five other financial institution offices on Johnson Square.

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

Savannah Bank also leases approximately 6,500 square feet on the first floor of a two-story building located at 400 Mall Boulevard, Savannah, Georgia. This space is being used for the Savannah Bank's first branch location, the Mortgage Loan Department and Deposit Operations space. The building is located near the corner of Mall Boulevard and Hodgson Memorial Drive, a location that is convenient to a significant concentration of commercial, service, and retail entities. The lease rate increases with the Consumer Price Index. The initial lease term was for five years and ended March 31, 1997. The Savannah Bank committed to exercise the next five-year lease option in February 2002. There are three additional five-year renewal options included in the terms. The Company is also responsible for its prorata share of increases in the cost of ad valorem taxes, insurance and maintenance of common areas. The bank renovated the existing space, constructed a vault, drive-in teller area and five drive-in teller lanes adjacent to the building.

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

In early March, 2002, Savannah Bank entered into a lease agreement, effective May 1, 2002, for approximately 5,000 square feet of office space at 450 Mall Boulevard, next to our existing branch office at 400 Mall Boulevard. This lease is an addition to an existing lease for space at 400 Mall Boulevard that contains renewal options through 2017. The image item processing, statement rendering, operations research, information technology and deposit operations and branch operations support functions will be relocated into this space.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings incidental to the business of the Company or the Subsidiary Banks.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to sections entitled "Market for Registrant's Common Equity and Related Stockholder Matters" on page F-26 of the Financial Statement Section of the 2001 Annual Report to Shareholders.


ITEM 6. - SELECTED FINANCIAL DATA

Incorporated herein by reference to sections "Table 1- Selected Financial Condition Highlights - Five-Year Comparison," "Table 2 - Selected Operating Highlights" and "Table 3 - Selected Quarterly Data" in the Registrant's Management and Analysis of Financial Condition and Results of Operations on pages F-19 through F-25 of the Financial Statement Section of the 2001 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference to the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-21 and F-23 of the Financial Statement Section of the 2001 Annual Report to Shareholders.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated herein by reference to the sections entitled "Liquidity and Interest Rate Sensitivity Management" and "Table 4 - Long-term Maturity Gap and Repricing Data" in the Registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-24 and F-25 of the Financial Statement Section of the 2001 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)   1.  Financial Statements
Incorporated herein by reference to the financial statements, together with the applicable report of independent accountants, are included on pages F-3 and F-18 of the Financial Statement Section of the 2001 Annual Report to Shareholders. The index for Item 8 is as follows:
                                                                        Page
                                                                       Number
                                                                       ------
   (i)  Consolidated Financial Highlights for 2001 and 2000             F-1

  (ii)  Management's Responsibility for Financial Reporting             F-2

 (iii)  Report of Independent Certified Public Accountants              F-3

  (ii)  Consolidated Balance Sheets December 31, 2001 and 2000          F-4

 (iii)  Consolidated Statements of Income for the Years
           Ended December 31, 2001, 2000 and 1999                       F-5

  (iv)  Consolidated Statements of Changes in Stockholders'
           Equity for the Years Ended December 31, 2001,
           2000 and 1999                                                F-6

   (v)  Consolidated Statements of Cash Flows for the Years
             Ended December 31, 2001, 2000 and 1999                     F-7

  (vi)  Notes to Consolidated Financial Statements                      F-8

2.      Financial Statement Schedules

        Computation of Earnings Per Share                            Exhibit 11


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Registrant's Proxy Statement dated March 20, 2002 and filed on March 6, 2002. All transactions required pursuant to the insider trading regulations were filed on either Form 4 or Form 5 of the U.S. Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION
Incorporated herein by reference to the sections entitled "Executive Compensation and Benefits" in the Registrant's Proxy Statement dated March 20, 2002 and filed on March 6, 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated herein by reference to the sections entitled "Election of Directors" and "Ownership of Equity Securities" in the Registrant's Proxy Statement dated March 20, 2002 and filed on March 6, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in Note 5 to the Consolidated Financial Statements incorporated by reference and under the caption "Certain Transactions" in the Registrant's Proxy Statement dated March 20, 2002 and filed on March 6, 2002.



PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          Exhibit
           Number     Description
         ---------    --------------
           3.1 *      Articles of Incorporation
           3.2 *      By-laws as amended
          10.1 *      Lease for Bank Site at 25 Bull Street and Assumption
                      of Lease
          10.5 *      Form of Organizers' Stock Option Agreement
          10.6 *      Lease for Mall Boulevard Office dated February 14, 1992
          10.7 *      The Savannah Bancorp, Inc.  Incentive Stock Option Plan
                      approved by shareholders on April 18, 1995.
          10.8 *      Amendment to The Savannah Bancorp, Inc.  Incentive
                      Stock Option Plan approved by shareholders on April 16,
                      1996.
          11          Computation of Earnings Per Share
          21          Subsidiaries of Registrant
          22          Proxy for Annual Meeting
          23.1        Consent of BDO Seidman, LLP


*Items 3.1, 3.2, 10.1, 10.5, 10.7, 10.8 and 21 were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 33-33405) filed in February 1990 and such documents are incorporated herein by reference.
Item 10.6 was filed as an exhibit with the 1992 Annual Report on Form 10-K in March, 1993.


(b) REPORTS ON FORM 8-K - None.






               THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 18-20, 2002 by the undersigned, thereunto duly authorized.

THE SAVANNAH BANCORP, INC.


By:  /s/ ARCHIE H. DAVIS
         Archie H. Davis,
         President and Chief Executive Officer
         (Principal Executive Officer)


    /s/ ROBERT B. BRISCOE
        Robert B. Briscoe
        Chief Financial Officer
        (Principal Financial and Accounting Officer)

Directors:


/s/  J. WILEY ELLIS                     /s/  JACK M. JONES
J. Wiley Ellis                          Jack M. Jones
Chairman of the Board


/s/   E. JAMES BURNSED                  /s/ AARON M. LEVY
E. James Burnsed                        Aaron M. Levy
Vice Chairman


/s/  RUSSELL W. CARPENTER               /s/  J. CURTIS LEWIS, III
Russell W. Carpenter                    J. Curtis Lewis, III


/s/  ARCHIE H. DAVIS                    /s/  M. LANE MORRISON
Archie H. Davis                         M. Lane Morrison


/s/  ROBERT H. DEMERE, JR.              /s/  J. TOBY ROBERTS
Robert H. Demere, Jr.                   J. Toby Roberts, Sr.


/s/  L. CARLTON GILL                    /s/  JAMES W. ROYAL
L. Carlton Gill                         James W. Royal


/s/ ROBERT W. GROVES III                /s/
Robert W. Groves III                    Robert T. Thompson, Jr.