Form 10-Q
period 2002-03-31
SAVANNAH BANCORP INC
filed 2002-05-14
CIK 860519

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

                  For the quarterly period ended March 31, 2002
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-18560

                           The Savannah Bancorp, Inc.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Georgia              58-1861820
             ------------------------------------ ------------------
             (State or other jurisdiction of        (IRS Employer
              incorporation or organization)      Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2002. 2,983,198 shares of Common Stock, $1.00 par value per share.
================================================================================

                   The Savannah Bancorp, Inc. and Subsidiaries
                                 Form 10-Q Index
                                 March 31, 2002


                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Review Report of Independent Certified Public Accountants          2
         Consolidated Balance Sheets - March 31, 2002 and 2001
             and December 31, 2001                                          3
         Consolidated Statements of Income
             for the Three Months Ended March 31, 2002 and 2001             4
         Consolidated Statements of Changes in Shareholders' Equity
             for the Three Months Ended March 31, 2002 and 2001             5
         Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 2002 and 2001             6
         Condensed Notes to Consolidated Financial Statements              7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    9-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       9-16


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 17
Item 2.   Changes in Securities and Use of Proceeds                         17
Item 3.   Defaults Upon Senior Securities                                   17
Item 4.   Submission of Matters to a Vote of Security Holders               17
Item 5.   Other Information                                                 17
Item 6.   Exhibits and Reports on Form 8-K                                  17
Signatures                                                                  18

Item 1. FINANCIAL STATEMENTS

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Savannah Bancorp, Inc.:

            We have reviewed the accompanying consolidated balance sheets of The Savannah Bancorp, Inc. (a Georgia Corporation) and its subsidiaries as of March 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

            We conducted our reviews in accordance with generally accepted auditing standards in the United States of America. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

            Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

            We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Atlanta, Georgia
May 14, 2002

                   THE SAVANNAH BANCORP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                           March 31,   December 31,   March 31,
--------------------------------------------------------------------------------
($ in thousands, except share data)            2002         2001         2001
--------------------------------------------------------------------------------
ASSETS                                   (Unaudited)                (Unaudited)

Cash and due from banks                    $ 14,595       $17,261      $12,836
Interest-bearing deposits in bank               652           750        6,541
Federal funds sold                            4,815         4,222        9,279
Securities available for sale, at
  fair value (amortized cost of
  $56,302 on 3/31/02, $62,997 on
  12/31/01 and $65,643 on 3/31/01)           57,478        64,662       66,877
Loans                                       297,651       284,623      256,850
Less allowance for loan losses               (3,923)       (3,826)      (3,516)
--------------------------------------------------------------------------------
  Net loans                                 293,728       280,797      253,334
Premises and equipment, net                   4,775         4,864        4,498
Other assets                                  3,729         3,627        3,637
--------------------------------------------------------------------------------
  TOTAL ASSETS                             $379,772      $376,183     $357,002
--------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Non interest-bearing demand              $ 53,584      $ 50,294     $ 40,061
  Interest-bearing demand                    56,245        53,388       47,867
  Savings                                    13,252        12,583       12,253
  Money market accounts                      49,728        48,601       35,403
  Time, $100,000 and over                    60,726        60,815       65,517
  Other time deposits                        80,438        83,942       93,695
--------------------------------------------------------------------------------
  Total deposits                            313,973       309,623      294,796
Federal Home Loan Bank advances              20,793        20,836       21,002
Securities sold under repurchase
  agreements                                  9,974         8,583        7,677
Federal funds purchased                         593         2,802          756
Other liabilities                             2,008         2,268        2,905
--------------------------------------------------------------------------------
  TOTAL LIABILITIES                         347,341       344,112      327,136
--------------------------------------------------------------------------------
Commitments and contingencies
SHAREHOLDERS'EQUITY
  Common stock, par value $1 per share:
    authorized 20,000,000 shares; issued
    2,991,378 on 3/31/02 and 12/31/01 and     2,991         2,991        2,720
    2,719,614 on 3/31/01, respectively
  Preferred stock, par value $1 per share:
    authorized 10,000,000 shares, none
    issued                                      -             -            -
  Contributed capital                        18,554        18,754       12,822
  Retained earnings                          10,303         9,751       14,153
  Treasury stock, 8,180, 25,542 and 30,607
    shares at 3/31/02, 12/31/01 and 3/31/01,
    respectively                               (147)         (457)        (594)
  Accumulated other comprehensive income        730         1,032          765
--------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS'EQUITY                  32,431        32,071       29,866
--------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLERS'
    EQUITY                                 $379,772      $376,183     $357,002
--------------------------------------------------------------------------------

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                For the Three Months Ended
                                                         March 31,
                                                 ------------------------
($ in thousands, except share data)                 2002           2001
                                                 ---------      ---------
INTEREST INCOME
  Loans                                            $4,983         $5,900
  Investment securities:
    Taxable                                           724            815
    Non-taxable                                       109            114
  Deposits with banks                                   6             67
  Federal funds sold                                   16            163
                                                 ---------      ---------
    Total interest income                           5,838          7,059
                                                 ---------      ---------
INTEREST EXPENSE
  Deposits                                          1,922          3,205
  Federal Home Loan Bank advances                     257            256
  Other borrowings                                     69            114
                                                 ---------      ---------
    Total interest expense                          2,248          3,575
                                                 ---------      ---------
NET INTEREST INCOME                                 3,590          3,484
Provision for loan losses                             156            150
                                                 ---------      ---------
Net interest income after
  provision for loan losses                         3,434          3,334
                                                 ---------      ---------
OTHER INCOME
Trust Fees                                             84             65
Service charges on deposit accounts                   325            338
Mortgage origination fees                             240            168
Other income                                          104            112
                                                 ---------      ---------
    Total other operating revenue                     753            683
Gains on sales of securities                          -              -
                                                 ---------      ---------
    Total other income                                753            683
                                                 ---------      ---------
OTHER EXPENSE
Salaries and employee benefits                      1,537          1,364
Occupancy expense                                     183            169
Equipment expense                                     179            140
Other operating expenses                              780            723
                                                 ---------      ---------
    Total other expense                             2,679          2,396
                                                 ---------      ---------
Income before provision for income
  taxes                                             1,508          1,621
Provision for income taxes                            479            540
                                                 ---------      ---------
NET INCOME                                         $1,029         $1,081
                                                 =========      =========

Net income per share:
     Basic                                         $ 0.35         $ 0.37
                                                 =========      =========
     Diluted                                       $ 0.34         $ 0.36
                                                 =========      =========

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                 Accumulated
                                                                                    Other
($ in thousands,              Common     Stock  Contributed  Retained  Treasury  Comprehensive
except share data)            Shares     Amount   Capital    Earnings    Stock   Income (Loss)   Total
-------------------------------------------------------------------------------------------------------
Balance, December 31, 2000   2,719,614   $2,720   $12,822     $13,476    $(485)        $  123   $28,656

Comprehensive income:
Net income                                                      1,081                             1,081
Change in unrealized gains
  on Securities available
  for sale, net of tax                                                                    642       642
                                                                                                -------
  Total comprehensive income                                                                      1,723

Cash dividends - $.136 per share                                 (404)                             (404)

Purchase of treasury stock                                                (109)                    (109)
                           ----------------------------------------------------------------------------
Balance, March 31, 2001      2,719,614   $2,720   $12,822     $14,153    $(594)        $  765   $29,866
                           ============================================================================

Balance, December 31, 2001   2,991,378   $2,991   $18,754     $ 9,751    $(457)        $1,032   $32,071
Comprehensive income:
Net income                                                      1,029                             1,029
Change in unrealized gains
  on securities available
  for sale, net of tax                                                                    (302)    (302)
                                                                                                -------
  Total comprehensive  income                                                                       727

Cash dividends - $.16 per share                                  (477)                             (477)

Exercise of options                                  (200)                 310                      110
                           ----------------------------------------------------------------------------
Balance, March 31, 2002      2,991,378   $2,991   $18,554     $10,303    $(147)        $  730   $32,431
                           ============================================================================

See the condensed notes to the consolidated financial statements.

                  THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     For the Three Months Ended
                                                            March 31,
   ($ in thousands)                                  --------------------------
                                                        2002            2001
   OPERATING ACTIVITIES                              ----------      ----------
   Net income                                          $ 1,029         $ 1,081
   Adjustments to reconcile net income to cash
     Provided by operating activities:
       Provision for loan losses                           156             150
       Depreciation of premises and equipment              160             128
       Amortization of investment securities
          discount-net                                       9               9
       Decrease (increase) in other assets                  19             (80)
       Decrease in other liabilities                      (173)            (26)
                                                     ----------      ----------
       Net cash provided by operating activities         1,200           1,262
                                                     ----------      ----------
   INVESTING ACTIVITIES
   Purchases of investment securities                      -           (13,171)
   Proceeds from sales or calls of investment
      securities                                           -               -
   Proceeds from maturities of investment
      securities                                         6,688           7,092
   Net increase in loans made to customers             (13,087)         (6,417)
   Capital expenditures                                    (71)            (98)
                                                     ----------      ----------
       Net cash used in investing activities            (6,470)        (12,594)
                                                     ----------      ----------
   FINANCING ACTIVITIES
   Net increase (decrease) in demand, savings
      and money market deposits                          7,943          (6,291)
   Net (decrease) increase in certificates of
      deposit                                           (3,593)          9,231
   Net increase  in securities sold under
      agreements to repurchase                           1,391           1,130
   Net (decrease) increase in FHLB advances                (43)          6,958
   Net (decrease) increase in federal funds
      purchased                                         (2,209)            568
   Purchase of treasury stock                              -              (109)
   Dividend payments                                      (477)           (404)
   Exercise of options                                      87             -
                                                     ----------      ----------
       Net cash provided by financing activities          3,099          11,083
                                                     ----------      ----------

  (Decrease) in Cash and Cash Equivalents               (2,171)           (249)
   Cash and cash equivalents at beginning of
   period                                               22,233          28,905
                                                     ----------      ----------
   Cash and cash equivalents at end of period          $20,062         $28,656
                                                     ==========      ==========

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 145, "Rescission of SFAS No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 4 which was amended by SFAS No. 64, required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 13 was amended to eliminate modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS No. 145 will not have a current impact on the Company's consolidated financial statements.

NOTE 3 - SHARES USED IN COMPUTING NET INCOME PER SHARE

The Board of Directors declared a 10 percent stock dividend on April 16, 2001. The record date for distribution of the stock dividend was April 27 and the payable date was May 11, 2001. Net income per share and average share amounts have been restated to give the effect of the 10 percent additional shares outstanding in the earliest period presented. Net income per diluted share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted-average shares outstanding after adjusting for a ten percent stock dividend were approximately 3,019,000 and 3,005,000 for the first quarters of 2002 and 2001, respectively. They included approximately 39,000 and 45,000 common equivalent shares in 2002 and 2001, respectively.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at March 31, 2002 and December 31, 2001 and results of operations for the quarters ended March 31, 2002 and 2001, the following analysis should be reviewed along with other information including the Company's December 31, 2001 Annual Report on Form 10-K.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                       FIRST QUARTER FINANCIAL HIGHLIGHTS
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                   Percent
         BALANCE SHEET DATA                                        Increase
         AT MARCH 31                           2002       2001    (Decrease)
         ------------------------------------------------------------------
         ( thousands, except per share data)

         Total assets                        $379,772     $357,002      6.4%
         Interest-earning assets              359,015      334,137      7.4
         Loans                                297,651      256,850     15.9
         Allowance for loan losses              3,923        3,516     11.6
         Nonperforming assets                     490          807    (39.0)
         Deposits                             313,973      294,796      6.5
         Interest-bearing liabilities         291,749      284,170      2.7
         Shareholders' equity                  32,431       29,866      8.6
         Allowance for possible
            loan losses to total loans           1.32%        1.37%    (3.7)
         Loan to deposit ratio                  94.80%       87.13%     8.8
         Equity to assets                        8.54%        8.37%     2.1
         Tier 1 capital to risk-
            Weighted assets                     10.71%       11.07%    (3.3)
         Book value per share *              $  10.87     $  10.10      7.6
         Outstanding shares *                   2,983        2,958      0.8


         FOR THE FIRST QUARTER

         NET INCOME                          $  1,029     $  1,081     (4.8)
         Return on average assets                1.11%        1.25%   (11.4)
         Return on average equity               12.88%       14.99%   (14.1)
         Net interest margin                     4.17%        4.32%    (3.5)
         Overhead ratio **                      61.69%       57.50%     7.3

         NET INCOME PER SHARE:
         Basic                               $   0.35     $   0.37     (5.4)
         Diluted                             $   0.34     $   0.36     (5.6)

         AVERAGE SHARES:
         Basic                                  2,980        2,960      0.7
         Diluted                                3,019        3,005      0.5


         * - 2001 restated for a 10 percent stock dividend in May, 2001. ** - Overhead ratio = other expense / (net interest income + other income)

FINANCIAL CONDITION AND CAPITAL RESOURCES

BALANCE SHEET ACTIVITY

The major changes in the year-to-date assets and liabilities for the current year and the prior year of the Company are shown in the consolidated statements of cash flows. The increase in loans of $13.1 million in the first quarter 2002 was funded primarily by the decrease in securities, available for sale of $6.7 million, the $4.3 million increase in deposits and a reduction of cash and cash equivalents of $2.2 million.

The Company has classified all investment securities as available for sale. During the first quarter, U.S. Treasury market rates have risen slightly causing some decrease in net unrealized gains or losses on available for sale securities. These amounts are included in shareholders' equity at March 31, 2002 and December 31, 2001, respectively, in other accumulated comprehensive income.

The Company's lending and investment policies continue to emphasize high quality growth. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. However, the events of September 11 and the aftermath have caused more fear, uncertainly and security concerns. Future events could cause disruptions in economic growth.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's continuing and quarterly evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at March 31, 2002. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations, and concentrations of credit. Other factors affecting the allowance are trends in portfolio volume, market interest rates, maturity and composition, collateral values, and general economic conditions. Finally, management's assessment of probable losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans is considered in establishing the allowance amount. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved.

Management maintains an allowance for loan losses which it believes adequate to cover probable losses in the loan portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions, events, and other factors affecting loans which are believed to be reasonable, but which may or may not prove valid. While it is the Company's policy to provide for the loan losses in the current period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends, and conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. No assurance can be given that the Company will not in any particular period sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examination could result in required changes to the allowance for loan losses. No adjustment in the allowance or significant adjustments to the Bank's internal classified loans were made as a result of the subsidiary bank's most recent examination performed by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

The allowance for loan losses totaled $3.9 million, or 1.32% of total loans, at March 31, 2002. This is compared to an allowance of $3.8 million, or 1.34% of total loans, at December 31, 2001. For the quarter ended March 31, 2002, the Company reported net charge-offs of $59,000, or 0.08 percent (annualized) of average loans. This is compared to net charge-offs of $3,000, or 0.005 percent (annualized) of average loans, for the comparable quarter of 2001.

The Company's nonperforming assets consist of loans on nonaccrual basis and loans which are contractually past due 90 days or more on which interest is still being accrued. There is no other real estate owned ("OREO") at March 31, 2002 or 2001. Nonaccrual loans and loans past due 90 days and greater totaled $490,000, or 0.16 percent of gross loans, at March 31, 2002 compared to $807,000, or 0.31 percent of gross loans, at March 31, 2001. Generally, loans of the Bank are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful.

Impaired loans under Statement of Financial Accounting Standards 114, which were all on non-accrual status, totaled $405,000 and $498,000 at March 31, 2002 and 2001, respectively.

CAPITAL ADEQUACY

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of March 31, 2002, the subsidiary banks exceed the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $32.4 million, or 8.5 percent of total assets at March 31, 2002. Tier 1 Capital is 10.71 percent of Risk-Weighted Assets at the same date. The strong capital and earnings ratios allow the Company to continue its aggressive growth objectives. Treasury stock activity during the first quarter included 17,362 shares that were re-issued in conjunction with the exercise of options. The treasury stock account was reduced by the cost of the treasury shares acquired using the first-in, first-out values.

RESULTS OF OPERATIONS

FIRST QUARTER 2002 COMPARED WITH FIRST QUARTER 2001

Net income for the first quarter 2002 was $1,029,000, down 4.8 percent from $1,081,000 in the first quarter 2001. This represented annualized returns of
12.88 percent on average equity and 1.11 percent on average assets for the first quarter, 2002. Diluted earnings per share were $0.340 in the first quarter, 2002 compared to $0.36 for the same period in 2001, a decrease of 5.3 percent.

Net interest income was $3,590,000 as compared to $3,484,000 in 2001, an increase of $106,000, or 3.0 percent. Average loans were $292.8 million, or 15.3 percent higher in the first quarter 2002 as compared to the first quarter 2001. The average loan to deposit ratio increased to 94.8 percent in 2002 as compared to 87.1 percent in 2001. The prime rate remained at 4.75 percent during the first quarter 2002. The prime rate was 8.50 percent during the first quarter 2001. Time deposit market rates decreased over 200 basis points in the first quarter 2002 as compared to the same period in 2001. The net yield on interest earning assets decreased to 4.17 percent in 2002 from 4.32 percent in 2001 as a result of lower market interest rates.

The provision for loan losses was $156,000 for the first quarter of 2002, compared to $150,000 for the comparable period of 2001. Changes in the provision each year are impacted as discussed under the "Allowance for Loan Losses" section above. Factors influencing the amount charged to the provision each year include (1) trends in and the total amount of past due, classified and nonperforming loans and net charge-offs, (2) concentrations of credit risk in the loan portfolio, (3) local and national economic conditions, (4) existing and anticipated trends in interest rates, real property values and employment and
(5) the level of net originations in each period as follows: $13.1 million for the quarter ended March 31, 2002 and $6.4 million for the first quarter 2001. Estimates charged to the provision for loan losses are based on management's judgment as to the amount required to cover probable losses in the loan portfolio and are adjusted as necessary.

Other income was $753,000 in 2002 compared to $683,000 in 2001. Other income included mortgage origination fees of $240,000 and $168,000 in 2002 and 2001, respectively. Lower loan interest rates caused increases in mortgage origination volumes and fees throughout the industry.

Other expenses were $2,679,000 in 2002 compared to $2,396,000 in 2001, an increase of $283,000, or 11.8 percent. Personnel expense increased $173,000, or
12.7 percent in 2002. The Company operated in 2001 with a number of unfilled positions. Many of the positions were filled in latter 2001 resulting in higher personnel costs in the first quarter of 2002. Higher costs related to systems security, audit, in-house image item processing and marketing were incurred in the first quarter of 2002 as compared to the first quarter of 2001.

The provision for income taxes was $479,000 in 2002 and $540,000 in 2001. The effective federal and state tax rates were 31.8 percent and 33.3 percent in 2002 and 2001, respectively. The decrease in the effective rate was due primarily to low income tax credits in 2002. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

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

During the first quarter loans increased $13.0 million to $297.7 million, and deposits increased $4.4 million to $314.0 million. The very low deposit rates are resulting in customers moving out of time deposits and into other deposit types or alternative investments. The loan to deposit ratio increased to 94.8% at March 31, 2002 from 91.9% at December 31, 2001. Loan growth moderated slightly in the first quarter.

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

Both subsidiary banks have a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta ("FHLB"). Under these agreements, the banks have credit lines up to 75 percent of the book value of their 1-4 family first mortgage loans, or approximately $43.6 million as of December 31, 2001. In addition, the banks had approximately $7.3 million fair value of investment securities pledged as collateral at the FHLB. In aggregate, the Company had secured borrowing capacity of approximately $50.9 million of which $20.8 million was advanced at March 31, 2002. These credit arrangements serve as a core-funding source as well as liquidity backup for the banks. The Savannah Bank, N.A. and Bryan Bank & Trust have credit lines approved by the FHLB of 20 percent and 16 percent of assets, respectively, subject to the FHLB collateral requirements. The subsidiary banks also have $20 million of temporary conditional federal funds borrowing lines available from correspondent banks.

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

The Company's asset-sensitive cash flow maturity and repricing gap at March 31, 2002, was $22.9 million at one year, or 6 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $16.4 million, or 5 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap.

The Company is more asset-sensitive within one year than desired in a falling rate environment. The decrease in the prime rate from 9.50% to 4.75% between January 2001 and December 2001 negatively impacted net interest income and the net interest margin. The Company is well-positioned for a rising rate environment. Given the historically low level of current interest rates, the opportunity for rising rates seems greater than falling rates. The Federal Reserve Bank has most recently communicated a neutral bias for interest rates.

The gap position between one and five years is of less concern because management has time to respond to changing financial conditions with actions that reduce the impact of the longer-term gap positions. However, fixed rate assets with maturities over five years may include significant rate risk in the event of significant market rate increases which subject the subsidiary banks to repricing risk.

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

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At March 31, 2002, the Company had unfunded commitments to extend credit of $57.2 million and outstanding stand-by letters of credit of $2.5 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

TABLE 1 - LONG-TERM MATURITY GAP AND REPRICING DATA

The following is the long-term maturity and repricing data for the Company as of March 31, 2002:

                                                                                   Over
($ in 000's)                            0-3       3 - 12     1 - 3      3 - 5        5
INTEREST-BEARING ASSETS   Immediate    Months     Months     Years      Years      Years      Total
-----------------------   ---------  ---------  ---------  ---------  ---------  ---------  ---------
Investment securities     $    -     $  8,008   $  13,923  $  16,719  $   7,938  $   9,714  $  56,302
Interest-bearing deposits       652      -           -          -          -          -           652
Federal funds sold            4,815      -           -          -          -          -         4,815
Loans - fixed rates            -       24,441      39,535     71,689     21,174      6,647    163,486
Loans - variable rates      133,760      -           -          -          -          -       133,760
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total interest-earning
assets                      139,227     32,449     53,458     88,408     29,112     16,361    359,015
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------

INTEREST BEARING DEPOSITS:
NOW and savings **           13,899      6,949     20,849     27,800       -          -        69,497
Money market accounts **     14,994      4,744     14,994     14,996       -          -        49,728
Time, $100 and over            -        14,968     37,012      5,551      3,195       -        60,726
Other time                     -        17,110     45,964     11,952      5,412       -        80,438
Federal Home Loan
   Bank Advances               -            63        149     15,436      1,434      3,711     20,793
Other borrowings             10,567       -          -          -          -          -        10,567
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total interest-bearing
liabilities                  39,460     43,834    118,968     75,735     10,041      3,711    291,749
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
GAP-EXCESS ASSETS
(LIABILITIES)                99,767    (11,385)   (65,510)    12,673     19,071     12,650     67,266
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------

GAP-CUMULATIVE - 3/31/02  $  99,767  $  88,382  $  22,872  $  35,545  $  54,616  $  67,266  $  67,266
                          =========  =========  =========  =========  =========  =========  =========

CUMULATIVE
SENSITIVITY RATIO *            3.53       2.06       1.11       1.13       1.19       1.23       1.23
                          =========  =========  =========  =========  =========  =========  =========

* Cumulative interest-earning assets / cumulative interest-bearing liabilities
** Repricing of NOW, Savings and Money market accounts based on estimated percentages of the full market interest rate declines over 1 to 36 months.

                 SELECTED STATISTICAL INFORMATION OF THE COMPANY

The following statistical information is provided for the Company for the quarters ended March 31, 2002 and 2001. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this report. The Company has no foreign operations and, accordingly, there are no assets or liabilities attributable to foreign operations.


TABLE 2 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - FIRST QUARTER 2002
          AND 2001

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during the first quarter of 2002 and 2001.


                                                                                      (a) Variance
  Average Balance      Average                                  Interest             Attributable to
------------------  -------------                            --------------   Vari-  ---------------
  2002      2001     2002   2001                              2002    2001    Ance    Rate    Volume
--------  --------  ------ ------                            ------  ------  ------  ------  -------
   (Thousands)           (%)       TAXABLE-EQUIVALENT         (Thousands)         (Thousands)
                                   INTEREST INCOME AND
                                   FEES(B)
$  1,413  $  4,964    1.72   5.47  Interest-bearing deposits $    6  $   67     (61) $  133  $  (194)
  50,228    54,244    5.85   6.09  Investments -  taxable       724     815     (91)    154     (245)
   8,768     9,344    8.65   7.73  Investments - non-taxable    187     178       9      54      (45)
   3,939    11,583    1.65   5.71  Federal funds sold            16     163    (147)    289     (436)
 292,778   254,002    6.90   9.43  Loans (c)                  4,983   5,908    (925) (4,583    3,658
--------  --------                                           ------  ------  ------
 357,126   334,137    6.72   8.66  Total int.-earning assets  5,916   7,131  (1,215) (3,205)   1,990
--------  --------  ------ ------                            ------  ------  ------  ------  -------

                                   INTEREST EXPENSE DEPOSITS
  53,497    48,163     .60   2.28  NOW accounts                  79     271    (192)   (314)     122
  12,691    11,427     .99   2.59  Savings  accounts             31      73     (42)    (75)      33
  49,427    35,469    1.88   4.20  Money market accounts        229     367    (138)   (724)     586
  60,451    62,915    4.45   6.65  CD's, $100M or more          664   1,031    (367)   (203)    (164)
  81,966    91,823    4.55   6.46  Other time deposits          919   1,463    (544)     93     (637)
--------  --------  ------ ------                            ------  ------  ------  ------  -------
                                   Total interest-bearing
 258,032   249,797    3.02   5.20  deposits                   1,922   3,205  (1,283) (1,712)     429
                                   Federal Home Loan
  20,806    20,469    5.01   5.07  Bank advances                257     256       1     (16)      17
  13,468     8,812    2.08   5.25  Other borrowings              69     114     (45)   (289)     244
--------  --------  ------ ------                            ------  ------  ------  ------  -------
                                    Total interest-bearing
$292,306  $279,078    3.12   5.20   liabilities              $2,248  $3,575 $(1,327)$(2,014) $   687
--------  --------  ------ ------                            ------  ------  ------  ------  -------
                      3.60   3.46   Interest rate spread
                    ====== ======   Net interest income      $3,668  $3,556 $   112 $(1,191)   1,303
                                                             ======  ====== ======= =======  =======
--------  --------                  Non-interest bearing
  49,837    40,344                  Deposits
--------  --------
                                   Net yield on interest-
                      4.17%  4.32% earning assets
                    ====== ======
                                   Total average deposits
 307,869   290,141    2.53%  4.48% and average cost of deposits
========  ========  ====== ======


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

(c) Average nonaccruing loans have been excluded from total average loans as a non interest-earning asset.

PART II - OTHER INFORMATION

Item 1.      Legal proceedings.  None

Item 2.      Changes in securities and use of proceeds.  None

Item 3.      Defaults upon senior securities.  None

Item 4.      Submission of matters to a vote of security holders.


ANNUAL MEETING OF SHAREHOLDERS HELD APRIL 16, 2002

2,516,184 shares were presented in person or by proxy, or 84.35 percent of the 2,983,198 outstanding shares;

Election of Four Directors of the First Class

2,505,113 shares representing 99.56 percent of the shares presented were cast in favor of the election of directors; 11,071 shares were withheld on selected directors.

Ratification of Independent Accountants

2,504,448 shares, representing 99.53 percent of the shares present were cast in favor of the ratification of the appointment of BDO Seidman, LLP as independent accountants and 11,736 shares, representing .47 percent of the shares present abstained.

Item 5.      Other information.  None

Item 6.      Exhibits or reports on Form 8-K.

On January 28, 2002, the Registrant filed a Form 8-K reporting the 2001 earnings announcement that also included five years of historical financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             The Savannah Bancorp, Inc.
                                     -------------------------------------------
                                                   (Registrant)


Date  5/14/02                                  /s/ G. Mike Odom, Jr.
      -------                       -------------------------------------------
                                     G. Mike Odom, Jr. - Chief Operating Officer


Date  5/14/02                                  /s/ Robert B. Briscoe
      -------                       --------------------------------------------
                                     Robert B. Briscoe - Chief Financial Officer