Form 10-Q
period 2002-06-30
SAVANNAH BANCORP INC
filed 2002-08-13
CIK 860519

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

                  For the quarterly period ended June 30, 2002
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-18560

                           THE SAVANNAH BANCORP, INC.
          ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Georgia                       58-1861820
          ------------------------------     ----------------------
         (State or other jurisdiction of         (IRS Employer
          incorporation or organization)      Identification No.)

                       25 Bull Street, Savannah, GA 31401
          ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  912-651-8200
          ---------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
          ---------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2002. 2,982,938 shares of Common Stock, $1.00 par value per share
================================================================================

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                                 Form 10-Q Index
                                  June 30, 2002


                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Review Report of Independent Certified Public Accountants          2
         Consolidated Balance Sheets - June 30, 2002 and 2001
             and December 31, 2001                                          3
         Consolidated Statements of Income for the second quarter and
             for the Six Months Ended June 30, 2002 and 2001                4
         Consolidated Statements of Changes in Shareholders' Equity
             for the Six Months Ended June 30, 2002 and 2001                5
         Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 2002 and 2001                6

         Condensed Notes to Consolidated Financial Statements              7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9-19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       9-19


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                20
Item 2.   Changes in Securities and Use of Proceeds                        20
Item 3.   Defaults Upon Senior Securities                                  20
Item 4.   Submission of Matters to a Vote of Security Holders              20
Item 5.   Other Information                                                20
Item 6.   Exhibits and Reports on Form 8-K                                 20

Signatures                                                                 21

Item 1. FINANCIAL STATEMENTS


            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and Shareholders of The Savannah Bancorp, Inc.:

     We have reviewed the accompanying consolidated balance sheets of The Savannah Bancorp, Inc. (a Georgia Corporation) and its subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001 and changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Atlanta, Georgia
August 7, 2002

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                              June 30,   December 31,   June 30,
--------------------------------------------------------------------------------
($ in thousands, except share data)             2002         2001         2001
--------------------------------------------------------------------------------
Assets                                      (Unaudited)              (Unaudited)
Cash and due from banks                      $ 17,595     $ 17,261     $ 14,198
Interest-bearing deposits in bank               7,993          750          301
Federal funds sold                             10,235        4,222       11,013
Securities available for sale, at fair
  value(amortized cost of $51,805 on
  6/30/02, $62,997 on 12/31/01 and
  $66,997 on 6/30/01)                          53,569       64,662       67,499
Loans                                         308,697      284,623      266,961
Less allowance for loan losses                 (4,041)      (3,826)      (3,658)
--------------------------------------------------------------------------------
  Net loans                                   304,656      280,797      263,303
Premises and equipment, net                     4,774        4,864        4,475
Other assets                                    3,722        3,627        3,591
--------------------------------------------------------------------------------
  Total assets                               $402,544     $376,183     $364,380
================================================================================

Liabilities
Deposits:
  Non interest-bearing demand                $ 56,024     $ 50,294     $ 42,771
  Interest-bearing demand                      60,816       53,388       52,505
  Savings                                      13,378       12,583       11,627
  Money market accounts                        56,091       48,601       40,077
  Time, $100,000 and over                      64,362       60,815       64,046
  Other time deposits                          83,492       83,942       93,109
--------------------------------------------------------------------------------
   Total deposits                             334,163      309,623      304,135
Federal Home Loan Bank advances                20,730       20,836       20,940
Securities sold under repurchase agreements    12,141        8,583        6,008
Federal funds purchased                           305        2,802          328
Other liabilities                               1,796        2,268        2,438
--------------------------------------------------------------------------------
   Total liabilities                          369,135      344,112      333,849
--------------------------------------------------------------------------------
 Commitments and contingencies

Shareholders' Equity
Common stock, par value $1 per share:
  authorized 20,000,000 shares; issued
  2,991,378 on 6/30/02, 12/31/01 and
  on 6/30/01, respectively                      2,991       2,991         2,991
Preferred stock, par value $1 per share:
  authorized 10,000,000 shares, none issued        -          -             -
Contributed capital                            18,555      18,754        18,806
Retained earnings                              10,930       9,751         8,498
Treasury stock, 8,440, 25,542 and 33,667
  shares at 6/30/02, 12/31/01 and 6/30/01,
  respectively                                   (160)       (457)         (594)
Accumulated other comprehensive income          1,093       1,032           830
--------------------------------------------------------------------------------
   Total shareholders' equity                  33,409      32,071        30,531
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity   $402,544    $376,183      $364,380
================================================================================

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                       (thousands, except per share data)


                                                            For the Six
                              For the Quarter Ended         Months Ended
                                    June 30,                  June 30,
  ----------------------------------------------------------------------------
                                   2002      2001            2002       2001
  ----------------------------------------------------------------------------
  Interest income              $  5,894    $ 6,888        $11,732    $13,947
  Interest expense                2,162      3,452          4,410      7,027
  ----------------------------------------------------------------------------
  Net Interest Income             3,732      3,436          7,322      6,920
  Provision for loan losses         156        155            312        305
  ----------------------------------------------------------------------------
  Net interest income
    after provision for
    loan losses                   3,576      3,281          7,010      6,615
  ----------------------------------------------------------------------------
  Other Income
  Trust fees                        104         79            188        144
  Service charges on
    deposit accounts                413        329            738        667
  Mortgage origination fees         249        223            489        391
  Other income                      113        124            217        236
  ----------------------------------------------------------------------------
  Total other operating
      income                        879        755          1,632      1,438
  Gains on sales of assets            0          0              0          0
  ----------------------------------------------------------------------------
  Total other income                879        755          1,632      1,438
  ----------------------------------------------------------------------------
  Other Expense
  Salaries and employee
    benefits                      1,570      1,370          3,107      2,734
  Occupancy expense                 222        176            405        345
  Equipment expense                 178        149            357        289
  Other operating expenses          790        772          1,570      1,495
  ----------------------------------------------------------------------------
  Total other expense             2,760      2,467          5,439      4,863
  ----------------------------------------------------------------------------
  Income before provision
     for income taxes             1,695      1,569          3,203      3,190
  Provision for income taxes        561        490          1,040      1,030
  ----------------------------------------------------------------------------
  Net Income                    $ 1,134    $ 1,079        $ 2,163    $ 2,160
  ============================================================================

  Net Income Per Share:
        Basic                   $  0.38    $  0.36        $  0.73    $  0.73
  ============================================================================
        Diluted                 $  0.37    $  0.36        $  0.72   $   0.72
  ============================================================================

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                           Accumulated
                                                                                              Other
                                     Common    Stock   Contributed    Retained  Treasury  Comprehensive
($ in thousands, except share data)  Shares    Amount    Capital      Earnings    Stock   Income (Loss)    Total
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000         2,719,614   $2,720     $12,822      $13,476    $(485)       $123       $28,656
Comprehensive income:
Net income:                                                              2,160                              2,160
Change in unrealized
  gains on Securities available
  for sale, net of tax                                                                          707           707
                                                                                                          -------
Total comprehensive income                                                                                  2,867

Cash dividends - $.296 per share                                          (883)                              (883)

Ten percent stock dividend           271,764      271       5,984       (6,255)                               -

Purchase of treasury stock                                                         (109)                     (109)
------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001             2,991,378   $2,991     $18,806       $8,498    $(594)       $830       $30,531
==================================================================================================================

Balance, December 31, 2001         2,991,378   $2,991     $18,754       $9,751    $(457)      1,032       $32,071
Comprehensive income:
Net income                                                               2,163                              2,163
Change in unrealized
  gains on securities available
  for sale, net of tax                                                                           61            61
                                                                                                          -------
Total comprehensive income                                                                                  2,224

Cash dividends - $.33 per share                                           (984)                              (984)

Exercise of options                                          (199)                  338                       139

Purchase on treasury stock                                                          (41)                      (41)
------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002             2,991,378   $2,991     $18,555      $10,930    $(160)     $1,093       $33,409
==================================================================================================================

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                        For the Six Months Ended
                                                                June 30,
--------------------------------------------------------------------------------
($ in thousands)                                             2002         2001
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                               $  2,163      $  2,160
Adjustments to reconcile net income to cash
Provided by operating activities:
   Provision for loan losses                                  312           305
   Depreciation of premises and equipment                     323           264
   Amortization (accretion) of investment
     securities discount-net                                   30           (12)
   Increase in other assets                                  (155)          (62)
   Decrease in other liabilities                             (424)         (507)
--------------------------------------------------------------------------------
     Net cash provided by operating activities              2,249         2,148
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of investment securities                         (2,717)      (21,288)
Proceeds from calls of investment
   securities                                               9,875        14,000
Proceeds from maturities of investment
   securities                                               4,004           713
Net increase in loans made to customers                   (24,171)      (16,541)
Capital expenditures                                         (233)         (209)
--------------------------------------------------------------------------------
     Net cash used in investing activities                (13,242)      (23,325)
--------------------------------------------------------------------------------
FINANCING ACITVITIES
Net increase in demand, savings and money
  market deposits                                          21,443         5,105
Net increase in certificates of deposit                     3,097         7,174
Net increase (decrease) in securities sold
  under agreements to repurchase                            3,558          (539)
Net(decrease) increase in FHLB advances                      (106)        6,896
Net (decrease) increase in federal funds
   purchased                                               (2,497)          140
Purchase of treasury stock                                    (41)         (109)
Dividend payments                                            (984)         (883)
Exercise of options                                           113           -
--------------------------------------------------------------------------------
     Net cash provided by financing activities             24,583        17,784
--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents           13,590        (3,393)
Cash and cash equivalents at beginning of period           22,233        28,905
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $ 35,823      $ 25,512
================================================================================


See the condensed notes to the consolidated financial statements.

                  THE SAVANNAH BANCORP, INC,. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDING JUNE 30, 2002 AND 2001
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

In June 1998, FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under recently cleared Derivatives Implementation Group (DIG) Statement 133Implemen-tation Issue C13, "Scope Exceptions: When a Loan Commitment is Included in the Scope of Statement 133," the issuer (but not the holder) must apply Statement 133 to loan commitments related to the origination or acquisition of mortgage loans that will be held for resale. The guidance takes effect the first day of a reporting entity's first fiscal quarter beginning after April 10, 2002 (that is, July 1, 2002, for the Company). The adoption of this guidance will not have a current impact on the Company's financial statements.

Various proposals have been issued recently by the Securities and Exchange Commission ("SEC") related to changes in filing requirements and accountability of Executive management and Directors regarding accounting policies and audit issues. These proposals result from the recent high profile accounting and audit irregularities that have been widely covered in the media. Although the eventual outcome of these proposals is expected to have no material impact on the Company's consolidated financial statements, additional costs to comply with certain rules can be expected.

NOTE 3 - SHARES USED IN COMPUTING NET INCOME PER SHARE
The Board of Directors declared a 10 percent stock dividend on April 16, 2001. The record date for distribution of the stock dividend was April 27 and the payable date was May 11, 2001. Net income per share and average share amounts have been restated to give the effect of the 10 percent additional shares outstanding in the earliest period presented. Net income per diluted share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted-average shares outstanding after adjusting for a ten percent stock dividend were approximately 3,027,000 and 3,015,000 for the second quarters of 2002 and 2001, respectively. They included approximately 43,000 and 57,000 common equivalent shares in 2002 and 2001, respectively.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at June 30, 2002 and December 31, 2001 and results of operations for the quarters and six-month periods ended June 30, 2002 and 2001, the following analysis should be reviewed along with other information including the Company's December 31, 2001 Annual Report on Form 10-K.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                       SECOND QUARTER FINANCIAL HIGHLIGHTS
                             JUNE 30, 2002 and 2001
                                   (Unaudited)

                                                                  Percent
   Balance Sheet Data                                             Increase
   at June 30                              2002          2001    (Decrease)
   -----------------------------------------------------------------------
   (thousands, except per share data)

   Total assets                          $402,544      $364,380       10
   Interest-earning assets                378,297       343,689       10
   Loans                                  308,697       266,961       16
   Allowance for loan losses                4,041         3,658       10
   Nonperforming assets                       532           566     (6.0)
   Deposits                               334,163       304,135       10
   Interest-bearing liabilities           311,315       288,640      7.9
   Shareholders' equity                    33,409        30,531      9.4
   Allowance for possible
     loan losses to total loans              1.31%         1.37%    (4.5)
   Loan to deposit ratio                    92.38%        87.78%     5.2
   Equity to assets                          8.30%         8.38%    (0.9)
   Tier 1 capital to risk-
     weighted assets                        10.53%        10.91%    (3.5)
   Book value per share                  $  11.20      $  10.32      8.5
   Outstanding shares                       2,983         2,958      0.8

   KEY PERFORMANCE DATA
   FOR THE SECOND QUARTER

   NET INCOME                            $  1,134      $  1,079      5.1
   Return on average assets                  1.15%         1.18%    (2.3)
   Return on average equity                 13.82%        14.37%    (3.9)
   Net interest margin                       4.09%         4.05%     1.0
   Efficiency ratio **                      59.86%        58.86%     1.7
   Net income per share:
         Basic                           $   0.38      $   0.36      5.6
         Diluted                         $   0.37      $   0.36      2.8
         Dividends                       $   0.17      $   0.16      6.3
   Average shares:
         Basic                              2,984         2,958      0.9
         Diluted                            3,027         3,015      0.4

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                       SECOND QUARTER FINANCIAL HIGHLIGHTS
                             JUNE 30, 2002 and 2001
                                   (Unaudited)

                                                                  Percent
   KEY PERFORMANCE DATA                                           Increase
   FOR THE FIRST SIX MONTHS                2002          2001    (Decrease)
   -----------------------------------------------------------------------
   (thousands, except per share data)

   NET INCOME                            $  2,163      $  2,160      0.1
   Return on average assets                  1.13%         1.21%    (6.8)
   Return on average equity                 13.35%        14.69%    (9.2)
   Net interest margin                       4.12%         4.18%    (1.4)
   Efficiency ratio **                      60.74%        58.18%     4.4
   Net income per share:
   Basic                                 $   0.73      $   0.73      0.0
         Diluted                         $   0.72      $   0.72      0.0
         Dividends                       $   0.33      $   .296       11
   Average shares:
         Basic                              2,982         2,959      0.8
         Diluted                            3,024         3,009      0.5

** - Efficiency ratio = other expense / (net interest income + other income)


FINANCIAL CONDITION AND CAPITAL RESOURCES

BALANCE SHEET ACTIVITY
The major changes in the year-to-date assets and liabilities for the current year and the prior year of the Company are shown in the consolidated statements of cash flows. The increase in loans of $24.2 million in the first six months 2002 was funded primarily by the $24.5 million increase in deposits.

The Company has classified all investment securities as available for sale. During the first six months, U.S. Treasury market rates have fallen slightly causing a slight increase in net unrealized gains on available for sale securities. These amounts are included in shareholders' equity at June 30, 2002 and December 31, 2001, respectively, in other accumulated comprehensive income.

The Company's lending and investment policies continue to emphasize high quality growth. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. However, the events of September 11 and the aftermath have caused fear, uncertainty and security concerns. Additionally, recent high visibility accounting scandals involving executive management, auditors and legal counsel have created some degree of uncertainty among investors. Future events could cause disruptions in economic growth.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's continuing and quarterly evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at June 30, 2002. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonper-forming loans, known loan deteriorations, and concentrations of credit. Other factors affecting the allowance are market interest rates, maturity and composition, collateral values and general economic conditions. Finally, management's assessment of probable losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans is considered in establishing the allowance amount. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved.

Management maintains an allowance for loan losses which it believes adequate to cover probable losses in the loan portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions, events, and other factors affecting loans which are believed to be reasonable, but which may or may not prove valid. While it is the Company's policy to provide for the loan losses in the current period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends, and conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. No assurance can be given that the Company will not in any particular period sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examination could result in required changes to the allowance for loan losses. No adjustment in the allowance or significant adjustments to the Bank's internal classified loans were made as a result of the subsidiary bank's most recent examination performed by the Office of the Comptroller of the Currency as of December 31, 2001 and the Federal Deposit Insurance Corporation as of September 30, 2001.

The allowance for loan losses totaled $4.0 million, or 1.31% of total loans, at June 30, 2002. This is compared to an allowance of $3.8 million, or 1.34% of total loans, at December 31, 2001. For the six months ended June 30, 2002, the Company reported net charge-offs of $97,000, or 0.07 percent (annualized) of average loans. This is compared to net charge-offs of $16,000, or 0.01 percent (annualized) of average loans, for the comparable period of 2001.

The Company's nonperforming assets consist of loans on nonaccrual basis and loans which are contractually past due 90 days or more on which interest is still being accrued. There is no other real estate owned ("OREO") at June 30, 2002 or 2001. Nonaccrual loans and loans past due 90 days and greater totaled $532,000, or 0.17 percent of gross loans, at June 30, 2002 compared to $566,000, or 0.21 percent of gross loans, at June 30, 2001. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful.

Impaired loans under Statement of Financial Accounting Standards 114, which were all on non-accrual status, totaled $434,000 and $524,000 at June 30, 2002 and 2001, respectively.

CAPITAL ADEQUACY

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of June 30, 2002, the subsidiary banks exceed the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $33.4 million, or 8.30 percent of total assets at June 30, 2002. Tier 1 Capital is 10.53 percent of Risk-Weighted Assets at the same date. The strong capital and earnings ratios allow the Company to continue its aggressive growth objectives. Treasury stock activity during the second quarter included 1,540 shares that were re-issued in conjunction with the exercise of options and 1,800 shares that were purchased to be available for future exercise of options. The treasury stock account was adjusted by the cost of the treasury shares acquired using the first-in, first-out values.

RESULTS OF OPERATIONS

SECOND QUARTER 2002 COMPARED WITH SECOND QUARTER 2001

Net income for the second quarter 2002 was $1,134,000, up 5.1 percent from $1,079,000 in the second quarter 2001. This represents annualized returns of
13.82 percent on average equity and 1.15 percent on average assets for the second quarter, 2002. Diluted earnings per share were 37 cents in the second quarter, 2002 compared to 36 cents for the same period in 2001, an increase of
2.8 percent.

Net interest income was $3,732,000 as compared to $3,436,000 in 2001, an increase of $296,000, or 8.6 percent. Average loans were $301.4 million, or
15.5 percent higher in the second quarter 2002 as compared $261.0 million in the second quarter 2001. The average loan to deposit ratio increased to 93 percent in 2002 as compared to 86 percent in 2001. The prime rate remained at 4.75 percent during the second quarter 2002. The prime rate averaged 7.44 percent during the second quarter 2001. Time deposit market rates decreased over 200 basis points in the second quarter 2002 as compared to the same period in 2001. The net yield on interest earning assets increased slightly to 4.09 percent in 2002 from 4.05 percent in 2001 as a result of good loan growth and the repricing of the higher rate time deposits as shown in Table 2 in the following content.

The provision for loan losses was $156,000 for the second quarter of 2002, compared to $155,000 for the comparable period of 2001. Changes in the provision each year are impacted as discussed under the "Allowance for Loan Losses" section above. Net loan originations were $11.1 million for the quarter ended June 30, 2002 and $10.1 million for the second quarter 2001.

Other operating income was $879,000 in 2002 compared to $755,000 in 2001, an increase of $124,000 or 16.4 percent. Service charges on deposit accounts increased $84,000 due to higher NSF charges and lower earnings credits on commercial accounts. Other income included mortgage origination fees of $249,000 and $223,000 in 2002 and 2001, respectively. Lower loan interest rates caused increases in mortgage origination volumes and fees throughout the industry. Trust income was 104,000 in the second quarter of 2002, compared to $79,000 in the same period of 2001. This increase resulted from increasing business development efforts.

Other expenses were $2,760,000 in 2002 compared to $2,467,000 in 2001, an increase of $293,000, or 11.9 percent. Personnel expense increased $200,000, or
14.6 percent in 2002. The Company operated in 2001 with a number of unfilled positions. Many of the positions were filled in latter 2001 resulting in higher personnel costs in 2002. In addition, 2002 includes a senior operations officer salary, in-house item processing function salaries and higher incentive compensation accruals. Higher costs related to systems security, audit and marketing were present in the second quarter of 2002 as compared to the second quarter of 2001. Increased occupancy and moving costs of approximately $48,000 were incurred during the second quarter and related to newly leased operations space and the write-off of leasehold improvements in leased space for which the lease option was not renewed.

The provision for income taxes was $561,000 in 2002 and $490,000 in 2001. The effective federal and state tax rates were 33.1 percent and 31.2 percent in 2002 and 2001, respectively. The increase in the effective rate was due primarily to lower tax exempt income in 2002. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FIRST SIX MONTHS 2002 COMPARED WITH FIRST SIX MONTHS 2001

Net income for the first six months of 2002 was $2,163,000, up 0.1 percent from $2,160,000 in the first six months of 2001. This represented annualized returns of 13.35 percent on average equity and 1.13 percent on average assets for the first six months, 2002. Diluted earnings per share were 72 cents in the first six months, 2002 and for the same period in 2001.

Net interest income was $7,322,000 as compared to $6,920,000 in 2001, an increase of $402,000, or 5.8 percent. Average loans were $297.0 million, or
15.3 percent higher in the first six months of 2002 as compared to the same period of 2001. The average loan to deposit ratio increased to 94 percent in 2002 as compared to 87 percent in 2001. The prime rate remained at 4.75 percent during the first six months of 2002. The prime rate averaged 8.01 percent during the first six months of 2001. The net yield on interest earning assets decreased to 4.12 percent in 2002 from 4.18 percent in 2001 as shown in Table 3 of the following content.

The provision for loan losses was $312,000 for the first six months of 2002, compared to $305,000 for the same period of 2001. Changes in the provision each year are impacted as discussed under the "Allowance for Loan Losses" section above. Net loan originations were $24.1 million for the six months ended June 30, 2002 and $16.5 million for the same period in 2001.

Other operating income was $1,632,000 in 2002 compared to $1,438,000 in 2001, an increase of $194,000, or 13.5 percent. Service charges on deposit accounts increased $171,000 due to higher NSF charges and lower earnings credits on commercial accounts. Other income included mortgage origination fees of $489,000 and $391,000 in 2002 and 2001, respectively. Lower loan interest rates caused increases in mortgage origination volumes and fees throughout the industry. Trust income was 188,000 in the first six months of 2002, compared to $144,000 in the first six months of 2001. This increase resulted from increasing business development efforts.

Other expenses were $5,439,000 in 2002 compared to $4,863,000 in 2001, an increase of $576,000, or 11.8 percent. Personnel expense increased $373,000, or
13.6 percent in 2002. The Company operated in 2001 with a number of unfilled positions. Many of the positions were filled in latter 2001 resulting in higher personnel costs in 2002. In addition, 2002 new salaries includes a senior operations officer salary, in-house item processing function salaries and higher incentive compensation accruals. Higher costs related to systems security, audit and marketing were present in the first half of 2002 as compared to the first half of 2001. Increased occupancy and moving costs of approximately $48,000 were incurred during the second quarter related to newly leased operations space and the write-off of leasehold improvement in leased space for which the lease option was not renewed.

The provision for income taxes was $1,040,000 in 2002 and $1,030,000 in 2001. The effective federal and state tax rates were 32.5 percent and 32.3 percent in 2002 and 2001, respectively. The slight increase in the effective rate was due primarily to lower state tax- exempt income mostly offset by low-income housing state tax credits in 2002. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

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

During the second quarter loans increased $11 million to $309 million, and deposits increased $20 million to $334 million. The very low deposit market interest rates have resulted in customers moving out of time deposits and into other deposit types or alternative investments. The loan to deposit ratio increased to 92.4% at June 30, 2002 from 91.9% at December 31, 2001. Loan growth was strong in the second quarter as was growth in non-interest bearing deposits.

Primary funding and liquidity sources in addition to local deposit growth include borrowing capacity with the Federal Home Loan Bank of Atlanta, temporary federal funds purchased lines with correspondent banks, and non-local time deposits through Internet bulletin board service. Backup funding and liquidity sources include the ability to acquire brokered deposits, arrangements to sell participations in certain loans and borrowing from the Federal Reserve Bank of Atlanta discount window.

Both subsidiary banks have a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta ("FHLB"). Under these agreements, the banks have credit lines up to 75 percent of the book value of their 1-4 family first mortgage loans, or approximately $46.7 million as of March 31, 2002. In addition, the banks had approximately $.7 million fair value of investment securities pledged as collateral at the FHLB. In aggregate, the Company had secured borrowing capacity of approximately $47.5 million of which $20.7 million was advanced at June 30, 2002. These credit arrangements serve as a core-funding source as well as liquidity backup for the banks. The Savannah Bank, N.A. and Bryan Bank & Trust have credit lines approved by the FHLB of 20 percent and 16 percent of assets, respectively, subject to the FHLB collateral requirements. The subsidiary banks also have $20 million of temporary conditional federal funds borrowing lines available from correspondent banks.

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

The Company's asset-sensitive cash flow maturity and repricing gap at June 30, 2002, was $31.0 million at one year, or 8.2 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $14.6 million, or 3.9 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap.

The Company is more asset-sensitive within one year than desired in a falling rate environment. The decrease in the prime rate from 9.50 percent to 4.75 percent between January 2001 and December 2001 negatively impacted net interest income and the net interest margin. The Company is well-positioned for a rising rate environment. Given the historically low level of current interest rates, the opportunity for rising rates may be greater than falling rates, however, the timing of a rise is uncertain. The Federal Reserve has most recently communicated a neutral bias for interest rates.

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

Management monitors interest rate risk on a quarterly basis using rate-sensitivity gap analysis, rate shock simulation and performance forecasting measures. If and when interest rate risk measures are outside of policy tolerances, specific actions to return interest rate risk to acceptable levels are reported to the Board by management. Management is in the midst of upgrading its interest rate risk reporting systems to provide better information on a more frequent basis. These capabilities are especially valuable during a period of volatile interest rates.

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At June 30, 2002, the Company had unfunded commitments to extend credit of $60.1 million and outstanding stand-by letters of credit of $2.0 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

TABLE 1 - LONG-TERM MATURITY GAP AND REPRICING DATA

The following is the long-term maturity and repricing data for the Company as of June 30, 2002:


($ in 000's)                               0-3       3-12       1-3       3-5     Over 5
Interest-bearing assets       Immediate   Months    Months     Years     Years    Years     Total
-------------------------     ---------  --------  --------  --------  --------  --------  --------
Investment securities          $    -    $  3,549  $ 17,778  $ 15,006  $  7,103  $  8,370  $ 51,806
Interest-bearing deposits         7,993       -         -         -         -         -       7,993
Federal funds sold               10,235       -         -         -         -         -      10,235
Loans - fixed rates                 -      20,374    36,320    76,166    19,700     6,236   158,796
Loans - variable rates          149,467       -         -         -         -         -     149,467
-------------------------     ---------  --------  --------  --------  --------  --------  --------
Total interest-
earning assets                  167,695    23,923    54,098    91,172    26,803    14,606   378,297
-------------------------     ---------  --------  --------  --------  --------  --------  --------

Interest bearing deposits:
NOW and savings **               14,839     7,420    22,260    29,675       -         -      74,194
Money market accounts **         16,834     5,588    16,836    16,833       -         -      56,091
Time, $100 and over                 -      16,661    37,625     7,249     2,827       -      64,362
Other time                          -      20,016    44,027    12,780     6,610        59    83,492
Federal Home Loan Bank
  Advances                          -          43       170    15,438     1,416     3,663    20,730
Other borrowings                 12,446       -         -         -         -         -      12,446
-------------------------     ---------  --------  --------  --------  --------  --------  --------
Total interest-
bearing liabilities              44,119    49,728   120,918    81,975    10,853     3,722   311,315
-------------------------     ---------  --------  --------  --------  --------  --------  --------
GAP-Excess Assets
(Liabilities)                   123,576   (25,805)  (66,820)    9,197    15,950    10,884    66,982
-------------------------     ---------  --------  --------  --------  --------  --------  --------

GAP-Cumulative - 6/30/02       $123,576  $ 97,771  $ 30,951  $ 40,148  $ 56,098  $ 66,982  $ 66,982
                              =========  ========  ========  ========  ========  ========  ========
Cumulative Sensitivity Ratio*      3.80      2.04      1.14      1.14      1.18      1.22      1.22
                              =========  ========  ========  ========  ========  ========  ========

* Cumulative interest-earning assets / cumulative interest-bearing liabilities
** Repricing of NOW, Savings and Money market accounts based on estimated percentages of the full market interest rate declines over 1 to 36 months.

                     SELECTED STATISTICAL INFORMATION OF THE COMPANY

The following statistical information is provided for the Company for the quarters and six months ended June 30, 2002 and 2001. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this report. The Company has no foreign operations and, accordingly, there are no assets or liabilities attributable to foreign operations.


TABLE 2 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - SECOND QUARTER
          2002 AND 2001

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during the second quarter of 2002 and 2001.


     Average           Average                                                            (a) Variance
     Balance            Rate                                      Interest               Attributable to
------------------  -------------                            ----------------   Vari-   ---------------
  2002      2001     2002    2001                              2002     2001    ance     Rate    Volume
--------  --------  ------ ------                            -------  -------  -------  -------  -------
  (Thousands)          (%)         Taxable-Equivalent           (Thousands)                (Thousands)
                                   Interest Income and fees(b)
$  8,309  $  5,749    1.64   4.40  Interest-bearing deposits  $   34   $   63      (29) $   (39) $    10
  45,860    55,817    5.84   6.22  Investments - taxable         668      866     (198)     (53)    (145)
   8,983     9,384    8.39   8.29  Investments - non-taxable     188      194       (6)       2       (8)
   9,484    16,455    1.69   4.34  Federal funds sold             40      178     (138)    (109)     (29)
 301,389   260,956    6.71   8.71  Loans (c)                   5,042    5,665     (623)  (1,299)     676
--------  --------  ------ ------                            -------  -------  -------
 374,025   348,361    6.40   8.02  Total int.-earning assets   5,972    6,966     (994)  (1,404)     410
--------  --------  ------ ------                            -------  -------  -------   -------   ------
                                   Interest Expense
                                   Deposits
  60,640    55,299    0.59   1.62  NOW accounts                   89      223     (134)    (142)       8
  13,197    11,762    1.00   2.28  Savings accounts               33       67      (34)     (38)       4
  51,957    36,775    1.90   3.54  Money market accounts         246      325      (79)    (151)      72
  62,274    64,437    4.08   6.36  CD's, $100M or more           634    1,022     (388)    (366)     (22)
  81,944    94,277    4.08   6.25  Other time deposits           834    1,468     (634)    (508)    (126)
--------  --------  ------ ------                            -------  -------  -------
                                   Total interest-
 270,012   262,550    2.73   4.74  bearing deposits            1,836    3,105   (1,269)  (1,320)     (51)
                                   Federal Home Loan
  20,760    20,969    5.02   4.97     Bank advances              260      260      -          3       (3)
  12,864     8,603    2.06   4.06  Other borrowings               66       87      (21)     (43)      22
--------  --------  ------ ------                            -------  -------  -------
                                   Total interest-
$303,636  $292,122    2.86   4.74  bearing liabilities         2,162    3,452   (1,290)  (1,372)      82
--------  --------  ------ ------                            -------  -------  -------  --------  -------
                      3.55   3.28  Interest rate spread
                    ====== ======
                                   Net interest income       $ 3,810  $ 3,514  $   296  $   (32) $   328
                                                             =======  =======  =======  ========  =======
--------  --------                 Non-interest
  55,655    41,591                 bearing deposits
--------  --------
                                   Net yield on
                      4.09   4.05  interest-earning assets
                    ====== ======
                                   Total average deposits
                                   and average cost
$325,667  $304,141    2.26   4.09  of deposits
========  ========  ====== ======


(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities. Changes which are not solely due to rate changes or solely due to volume changes have been attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense.

(c) Average nonaccruing loans have been excluded from total average loans as a non interest-earning asset.

The following statistical information is provided for the Company for the six month periods ended June 30, 2002 and 2001. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this report. The Company has no foreign operations and, accordingly, there are no assets or liabilities attributable to foreign operations.

TABLE 3 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - FIRST SIX MONTHS
          2002 AND 20012

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during the first six months of 2002 and 2001.


    Average           Average                                                            (a) Variance
     Balance            Rate                                      Interest               Attributable to
------------------  -------------                            ----------------   Vari-   ---------------
  2002      2001     2002    2001                              2002     2001    ance     Rate    Volume
--------  --------  ------ ------                            -------  -------  -------  -------  -------
   (Thousands)           (%)       Taxable-Equivalent           (Thousands)                (Thousands)
                                   Interest Income and fees(b)
$  4,880  $  5,358    1.61   4.89  Interest-bearing deposits $    39  $   130      (91) $   (87) $    (4)
  48,032    55,035    5.84   6.16  Investments - taxable       1,392    1,681     (289)     (86)    (203)
   8,876     9,364    8.52   8.31  Investments - non-taxable     375      386      (11)      10      (21)
   6,717    14,032    1.71   4.90  Federal funds sold             57      341     (284)    (222)     (62)
 297,094   257,465    6.80   9.06  Loans (c)                  10,025   11,565   (1,540)  (2,877)   1,337
--------  --------  ------ ------                            -------  -------  -------
 365,599   341,254    6.56   8.33  Total int.-earning assets  11,888   14,103   (2,215)  (3,007)     792
--------  --------  ------ ------                            -------  -------  -------   -------  -------
                                   Interest Expense Deposits
  57,089    51,751     .59   1.92  NOW accounts                  168      494     (326)    (342)      16
  12,945    11,595    1.00   2.43  Savings accounts               64      140      (76)     (83)       7
  50,704    36,108    1.89   3.86  Money market accounts         475      692     (217)    (354)     137
  61,367    63,680    4.27   6.50  CD's, $100M or more         1,298    2,053     (755)    (706)     (49)
  81,955    93,057    4.31   6.35  Other time deposits         1,753    2,931   (1,178)    (941)    (237)
--------  --------  ------ ------                            -------  -------  -------
                                   Total interest-
 264,060   256,191    2.87   4.97  bearing deposits            3,758    6,310   (2,552)  (2,664)     112
                                   Federal Home Loan
  20,783    20,722    5.02   5.02  Bank advances                 517      516        1       (1)       2
  13,164     8,705    2.07   4.66  Other borrowings              135      201      (66)    (112)      46
--------  --------  ------ ------                            -------  -------  -------
                                   Total interest-
$298,007  $285,618    2.98   4.96  bearing liabilities         4,410    7,027   (2,617)  (2,800)     183
--------  --------  ------ ------                            -------  -------  -------   -------  -------
                      3.57   3.37  Interest rate spread
                    ====== ======
                                   Net interest income       $ 7,478  $ 7,076  $   402  $  (206)  $  608
                                                             =======  =======  =======  =======   =======
--------  --------                 Non-interest
  52,760    40,972                 bearing deposits
--------  --------
                                   Net yield on
                      4.12   4.18  interest-earning assets
                    ====== ======

                                   Total average deposits
                                   and average cost
$316,820  $297,163    2.39   4.28  of deposits
========  ========  ====== ======


(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities. Changes which are not solely due to rate changes or solely due to volume changes have been attributed to volume.

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

Item 1.      Legal proceedings.  None

Item 2.      Changes in securities and use of proceeds.  None

Item 3.      Defaults upon senior securities.  None

Item 4.      Submission of matters to a vote of security holders.  None

Item 5.      Other information.  None

Item 6.      Exhibits and Reports on Form 8-K

a.           Exhibits

Exhibit 11.  Computation of Per Share Earnings*

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          * Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 3 to the condensed consolidated financial statements in this report.

b.           Reports on Form 8-K during the quarter ended June 30, 2002.   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       The Savannah Bancorp, Inc.
                                     -------------------------------
                                                (Registrant)


Date  8/13/02                    /s/ Archie H. Davis
      -------                        ----------------
                                     Archie H. Davis - President & CEO


Date  8/13/02                   /s/ Robert B. Briscoe
      -------                       -----------------
                                    Robert B. Briscoe - Chief Financial Officer