Form 10-Q
period 2002-09-30
SAVANNAH BANCORP INC
filed 2002-11-08
CIK 860519

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

                For the quarterly period ended September 30, 2002
                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-18560

                           THE SAVANNAH BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Georgia                     58-1861820
             -------------------------------    -------------------
             (State or other jurisdiction of       (IRS Employer
              incorporation or organization)    Identification No.)

                     25 Bull Street, Savannah, GA         31401
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2002 2,982,398 shares of Common Stock, $1.00 par value per share
================================================================================

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                                 FORM 10-Q INDEX
                               SEPTEMBER 30, 2002



PART I - FINANCIAL INFORMATION                                          PAGE

Item 1.  Financial Statements (Unaudited)

         Review Report of Independent Certified Public Accountants        2
         Consolidated Balance Sheets - September 30, 2002 and 2001
            and December 31, 2001                                         3
         Consolidated Statements of Income for the Third Quarter and
            for the Nine Months Ended September 30, 2002 and 2001         4
         Consolidated Statements of Changes in Shareholders' Equity
            for the Nine months Ended September 30, 2002 and 2001         5
         Consolidated Statements of Cash Flows for the Nine months
            ended September 30, 2002 and 2001 and December 31, 2001       6

         Condensed Notes to Consolidated Financial Statements            7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   10-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     10-21

Item 4.  Controls and Procedures                                         21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               22

Item 2.  Changes in Securities                                           22

Item 3.  Defaults Upon Senior Securities                                 22

Item 4.  Submission of Matters to a Vote of Security Holders             22

Item 5.  Other Information                                               22

Item 6.  Exhibits and Reports on Form 8-K                                22

Signatures                                                               23

Exhibits

ITEM 1. FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Savannah Bancorp, Inc.

            We have reviewed the accompanying consolidated balance sheets of The Savannah Bancorp, Inc. (a Georgia Corporation) and its subsidiaries as of September 30, 2002 and 2001 and the related consolidated statements of income for the three-month and nine-month periods ended September 30,2002 and 2001, and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management.

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

            Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

            We have previously audited, in accordance with generally accepted auditing standards in the USA, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not all presented herein); and in our report dated January 31, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

Atlanta, Georgia
November 5, 2002

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)


                                      SEPTEMBER 30,  December 31,  September 30,
                                           2002          2001           2001
                                       (Unaudited)                  (Unaudited)
                                      -------------  ------------  -------------
ASSETS
Cash and due from banks                   $ 17,416      $ 17,261       $ 12,683
Interest-bearing deposits in bank            1,399           750          1,655
Federal funds sold                           4,914         4,222         15,117
Securities available for sale, at fair
   value (amortized cost of $56,670 on
   9/30/02, $62,997 on 12/31/01 and
   $63,236 on 9/30/01)                      58,654        64,662         65,473
Loans                                      318,289       284,623        270,751
Less allowance for loan losses              (4,125)       (3,826)        (3,726)
--------------------------------------------------------------------------------
   Net loans                               314,164       280,797        267,025
Premises and equipment, net                  4,806         4,864          4,490
Other assets                                 3,383         3,627          3,157
--------------------------------------------------------------------------------
TOTAL ASSETS                              $404,736      $376,183       $369,600
================================================================================



LIABILITIES
Deposits:
   Non interest-bearing demand            $ 57,939      $ 50,294       $ 47,145
   Interest-bearing demand                  58,991        53,388         51,473
   Savings                                  15,000        12,583         11,747
   Money market accounts                    58,002        48,601         45,698
   Time, $100,000 and over                  62,899        60,815         61,186
   Other time deposits                      82,256        83,942         85,728
--------------------------------------------------------------------------------
   Total deposits                          335,087       309,623        302,977
Federal Home Loan Bank Advances             20,688        20,836         20,898
Securities sold under repurchase
   agreements                               12,573         8,583         10,432
Federal funds purchased                        251         2,802          1,112
Other liabilities                            1,907         2,268          2,491
--------------------------------------------------------------------------------
TOTAL LIABILITIES                          370,506       344,112        337,910
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock, par value $1 per share:
   authorized 20,000,000 shares; issued
   2,991,378 shares on  9/30/02,             2,991         2,991          2,991
   12/31/01 and 9/30/01
Preferred stock, par value $1 per share:
   Authorized 10,000,000 shares, none
   issued                                     -             -              -
Capital surplus                             18,555        18,754         18,806
Retained earnings                           11,615         9,751          9,100
Treasury stock, 8,440 shares at 9/30/02,
   25,542 shares at 12/31/01, and
   33,667 shares at 9/30/01                   (160)         (457)          (594)
Accumulated other comprehensive gain
   (loss)                                    1,229         1,032          1,387
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                  34,230        32,071         31,690
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                 $404,736      $376,183       $369,600
================================================================================

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                       (thousands, except per share data)

                                        FOR THE                 FOR THE
                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,
                                    2002      2001           2002     2001
                                 --------  --------       --------  --------
Interest income                    $5,902    $6,599        $17,634   $20,546
Interest expense                    2,059     3,073          6,469    10,100
----------------------------------------------------------------------------
NET INTEREST INCOME                 3,843     3,526         11,165    10,446
Provision for loan losses             151       150            463       455
----------------------------------------------------------------------------
Net interest income after
   provision for loan losses        3,692     3,376         10,702     9,991
----------------------------------------------------------------------------
OTHER INCOME
Trust fees                             77        89            265       233
Service charges on deposit
   accounts                           429       315          1,167       982
Mortgage origination fees             291       238            780       629
Other income                          122       108            339       344
----------------------------------------------------------------------------
Total other operating income          919       750          2,551     2,188
Gains on sales of assets             -           13           -           13
----------------------------------------------------------------------------
Total other income                    919       763          2,551     2,201
----------------------------------------------------------------------------
OTHER EXPENSE
Salaries and employee benefits      1,684     1,353          4,791     4,087
Occupancy expense                     209       179            614       524
Equipment expense                     218       151            575       440
Other operating expenses              744       858          2,314     2,353
----------------------------------------------------------------------------
Total other expense                 2,855     2,541          8,294     7,404
----------------------------------------------------------------------------
Income before provision
   for income taxes                 1,756     1,598          4,959     4,788
----------------------------------------------------------------------------
Provision for income taxes            564       524          1,604     1,554
----------------------------------------------------------------------------
NET INCOME                         $1,192    $1,074        $ 3,355   $ 3,234
============================================================================

NET INCOME PER SHARE:

   BASIC                           $ 0.40    $ 0.36        $  1.13   $  1.09
============================================================================

   DILUTED                         $ 0.39    $ 0.36        $  1.11   $  1.07
============================================================================


See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                                       Accumulated
                                                                                           Other
                                      Common    Stock   Capital   Retained    Treasury  Comprehensive
($ in thousands, except share data)   Shares    Amount  Surplus   Earnings     Stock    Income (loss)   Total
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000          2,719,614  $2,720   $12,822   $13,476      ($485)      $  123     $28,656
Comprehensive income:

Net income                                                          3,234                               3,234
Change in unrealized gains on
 securities available for
 sale, net of tax                                                                           1,264       1,264
                                                                                                        ------
Total comprehensive income                                                                              4,498

Cash dividends - $.456 per share                                   (1,355)                             (1,355)

Ten percent stock dividend            271,764     271     5,984    (6,255)                               -

Purchase of treasury stock                                                      (109)                    (109)
--------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001         2,991,378  $2,991   $18,806   $ 9,100      ($594)      $1,387     $31,690
==============================================================================================================

Balance, December 31, 2001          2,991,378  $2,991   $18,754   $ 9,751      ($457)      $1,032     $32,071
Comprehensive income:

Net income                                                          3,355                               3,355
Change in unrealized gains on
 securities available for
 sale, net of tax                                                                             197         197
                                                                                                       ------
Total comprehensive income                                                                              3,552

Cash dividends - $.50 per share                                    (1,491)                             (1,491)

Exercise of options                                        (199)                338                       139

Purchase of treasury stock                                                      (41)                      (41)
--------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002         2,991,378  $2,991   $18,555   $11,615     ($160)       $1,229     $34,230
==============================================================================================================

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                       FOR THE NINE MONTHS ENDED      FOR THE
                                             SEPTEMBER 30,           YEAR ENDED
                                              (UNAUDITED)           DECEMBER 31,
($ in thousands)                       -------------------------    ------------
                                             2002       2001             2001
OPERATING ACTIVITIES                      --------   --------         --------
Net income                                 $ 3,355    $ 3,234          $ 4,358
  Adjustments to reconcile net
    income to cash
  Provided by operating activities:
    Provision for loan losses                  463        455              605
    Depreciation of premises and
      equipment                                495        375              545
    Gain on sale of securities                 -          (13)             (13)
    (Accretion) amortization of
      investment securities discount-net        62        (20)              (3)
    Decrease (increase in) other assets        123        109             (362)
    (Decrease) increase in other
      liabilities                             (335)      (532)            (496)
-------------------------------------------------------------------------------
    Net cash provided by operating
      activities                             4,163      3,608            4,634
-------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of investment securities         (12,132)   (21,788)         (22,512)
Proceeds from sales of investment
  securities                                   -          153              153
Proceeds from maturities of investment
  securities                                18,396     18,005           18,950
Net increase in loans made to
  customers                                (33,830)   (20,413)         (34,335)
Capital expenditures                          (437)      (335)            (877)
-------------------------------------------------------------------------------
    Net cash used in investing
      activities                           (28,003)   (24,378)         (38,621)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase (decrease)  in demand,
  savings and money market accounts         25,066     14,188           22,991
Net increase (decrease) in
  certificates of deposit                      398     (3,067)          (5,224)
Net  increase  in securities sold under
  agreements to repurchase                   3,990      3,885            2,036
Net (decrease) increase in FHLB advances      (148)     6,854            2,614
Net (decrease increase in federal funds
  purchased                                 (2,551)       924            6,792
Purchase of treasury stock                     (41)      (109)            (109)
Dividend payments                           (1,491)    (1,355)          (1,828)
Exercise of options                            113        -                 43
-------------------------------------------------------------------------------
    Net cash provided by financing
      activities                            25,336     21,320           27,315
-------------------------------------------------------------------------------
    INCREASE IN CASH AND CASH
    EQUIVALENTS                              1,496        550           (6,672)

    Cash and cash equivalents at
      beginning of period                   22,233     28,905           28,905
-------------------------------------------------------------------------------
    Cash and cash equivalents at
      end of period                        $23,729    $29,455          $22,233
===============================================================================

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE-MONTH AND NINE-MONTH PERIODS
                       ENDING SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

In June 1998, FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under recently cleared Derivatives Implementation Group (DIG) Statement 133 Implementation Issue C13, "Scope Exceptions: When a Loan Commitment is Included in the Scope of Statement 133," the issuer (but not the holder) must apply Statement 133 to loan commitments related to the origination or acquisition of mortgage loans that will be held for resale. The guidance is effective the first day of a reporting entity's first fiscal quarter beginning after April 10, 2002 (that is, July 1, 2002, for the Company). The adoption of this guidance does not have a current impact on the Company's financial statements.

In July 2002, the FASB approved the issuance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Generally, SFAS No. 146 stipulates that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company currently anticipates that adoption of this statement in 2003 will not have a material impact on its financial statements.

In October 2002, the FASB issued SFAS 147, "Accounting of Certain Financial Institutions." The statement removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to the impairment and disposal accounting for certain acquired long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002. The Company currently anticipates that adoption of this statement will not have a material impact on it financial statements.

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

NOTE 3 - SHARES USED IN COMPUTING NET INCOME PER SHARE

The Board of Directors declared a 10 percent stock dividend on April 16, 2001. The record date for distribution of the stock dividend was April 27 and the payable date was May 11, 2001. Net income per share and average share amounts have been restated to give the effect of the 10 percent additional shares outstanding in the earliest period presented. Net income per diluted share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted-average shares outstanding after adjusting for a ten percent stock dividend were approximately 3,026,000 and 3,013,000 for the third quarters of 2002 and 2001, respectively. They included approximately 43,000 and 55,000 common equivalent shares in 2002 and 2001, respectively. The diluted weighted-average shares outstanding were approximately 3,025,000 and 3,009,000 for the first nine months of 2002 and 2001, respectively. They included approximately 43,000 and 51,000 common equivalent shares in 2002 and 2001, respectively.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at September 30, 2002 and December 31, 2001 and results of operations for the quarters and nine month periods ended September 30, 2002 and 2001, the following analysis should be reviewed along with other information including the Company's December 31, 2001 Annual Report on Form 10-K.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                       THIRD QUARTER FINANCIAL HIGHLIGHTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

         BALANCE SHEET DATA                                        Percent
         AT SEPTEMBER 30                     2002         2001     Change
         -------------------------------------------------------------------
         ( thousands, except per share data)

         Total assets                     $404,736     $369,600      10
         Interest-earning assets           380,878      350,288      8.7
         Loans                             318,289      270,751      18
         Allowance for loan losses           4,125        3,726      11
         Nonperforming assets                  605          536      13
         Deposits                          335,087      302,977      11
         Interest-bearing liabilities      310,660      288,274      7.8
         Shareholders' equity               34,230       31,690      8.0
         Allowance for possible loan
            losses to total loans             1.30%        1.38%    (5.8)
         Loan to deposit ratio               94.99%       89.36%     6.3
         Equity to assets                     8.46%        8.57%    (1.3)
         Tier 1 capital to risk-
            weighted assets                  10.44%       10.87%    (4.0)
         Book value per share             $  11.48     $  10.71      7.2
         Outstanding shares                  2,983        2,958      0.8

         KEY PERFORMANCE DATA                                     Percent
         FOR THE THIRD QUARTER               2002         2001    Change
         ------------------------------------------------------------------
         NET INCOME                       $  1,192     $  1,074      11
         Return on average assets             1.17%        1.18%    (0.8)
         Return on average equity            13.98%       13.75%     1.7
         Net interest margin                  4.07%        4.15%    (1.9)
         Efficiency ratio                    59.95%       59.25%     1.2

         NET INCOME PER SHARE:
         Basic                            $   0.40     $   0.36      11
         Diluted                          $   0.39     $   0.36      8.3
         Dividends                        $   0.17     $   0.16      6.3

         AVERAGE SHARES:
         Basic                               2,983        2,958      0.8
         Diluted                             3,026        3,013      0.4

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                 THIRD QUARTER FINANCIAL HIGHLIGHTS - CONTINUED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

         KEY PERFORMANCE DATA                                      Percent
         FOR THE FIRST NINE MONTHS           2002         2001     Change
         -------------------------------------------------------------------
         ( thousands, except per share data)

         NET INCOME                       $  3,355     $  3,234      3.7
         Return on average assets             1.15%       1.20%     (4.2)
         Return on average equity            13.57%      14.37%     (5.6)
         Net interest margin                  4.11%       4.17%     (1.4)
         Efficiency ratio                    60.47%      58.54%      3.3

         NET INCOME PER SHARE:
         Basic                            $   1.13     $  1.09       3.7
         Diluted                          $   1.11     $  1.07       3.7
         Dividends                        $   0.50     $  .456       10

         AVERAGE SHARES:
         Basic                               2,982       2,958       0.8
         Diluted                             3,025       3,009       0.5



FINANCIAL CONDITION AND CAPITAL RESOURCES

BALANCE SHEET ACTIVITY

The major changes in the year-to-date assets and liabilities for the current year and the prior year of the Company are shown in the consolidated statements of cash flows. The increase in loans of $33.8 million in the first nine months 2002 was funded primarily by the $25.5 million increase in deposits and a reduction of investment securities of $6.3 million.

The Company has classified all investment securities as available for sale. During the first nine months, U.S. Treasury market rates have fallen 20-100 basis points causing an increase in net unrealized gains on available for sale securities. These amounts are included in shareholders' equity at September 30, 2002 and 2001 and December 31, 2001, respectively, in other accumulated comprehensive income.

The Company's lending and investment policies continue to emphasize high quality growth. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. However, the events of September 11, 2001 and the aftermath have caused fear, uncertainty and security concerns. Additionally, recent high visibility accounting scandals involving executive management, auditors and legal counsel have created some degree of uncertainty among investors. Future events could cause disruptions in economic growth.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's continuing and quarterly evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at September 30, 2002. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations, and concentrations of credit. Other factors affecting the allowance are market interest rates, portfolio maturity and composition, collateral values and general economic conditions. Finally, management's assessment of probable losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans is considered in establishing the allowance amount. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved.

Management maintains an allowance for loan losses which it believes is adequate to cover probable losses in the loan portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions, events, and other factors affecting loans which are believed to be reasonable, but which may or may not prove valid. While it is the Company's policy to provide for the loan losses in the current period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends, and conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. No assurance can be given that the Company will not in any particular period sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges or credits to earnings. The allowance for loan losses is also subject to review by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examination could result in required changes to the allowance for loan losses. No adjustment in the allowance or significant adjustments to the Bank's internal classified loans were made as a result of the subsidiary bank's most recent examination performed by the Office of the Comptroller of the Currency as of December 31, 2001 and the Federal Deposit Insurance Corporation as of September 30, 2001.

The allowance for loan losses totaled $4.125 million, or 1.30 percent of total loans, at September 30, 2002. This is compared to an allowance of $3.826 million, or 1.34 percent of total loans, at December 31, 2001. For the nine months ended September 30, 2002, the Company reported net charge-offs of $164,000, or 0.07 percent (annualized) of average loans. This is compared to net charge-offs of $82,000, or 0.04 percent (annualized) of average loans, for the comparable period of 2001. Provision for loan losses of $463,000 was added tothe allowance for loan losses due to the weaker economic conditions and the 18 percent growth in the loan portfolio as compared to the prior year.

The Company's nonperforming assets consist of other real estate owned, loans on nonaccrual basis and loans which are contractually past due 90 days or more on which interest is still being accrued. Other real estate owned of $117,000 consists of one foreclosed property at September 30, 2002 and $0 at September 30, 2001. Nonaccrual loans and loans past due 90 days and greater totaled $488,000, or 0.15 percent of gross loans, at September 30, 2002 compared to $566,000, or 0.20 percent of gross loans, at September 30, 2001. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful.

Impaired loans under Statement of Financial Accounting Standards 114, which were all on non-accrual status, totaled $488,000 and $536,000 at September 30, 2002 and 2001, respectively.

CAPITAL ADEQUACY

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of September 30, 2002, the subsidiary banks exceed the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $34.2 million, or 8.46 percent of total assets at September 30, 2002. Tier 1 Capital is 10.44 percent of Risk-Weighted Assets at the same date. The strong capital and earnings ratios allow the Company to continue its aggressive growth objectives. Treasury stock activity during the first nine months included 18,902 shares that were re-issued in conjunction with the exercise of options and 1,800 shares that were purchased to be available for future exercise of options. The treasury stock account was adjusted by the cost of the treasury shares acquired using the first-in, first-out values.

RESULTS OF OPERATIONS

THIRD QUARTER 2002 COMPARED WITH THIRD QUARTER 2001

Net income for the third quarter 2002 was $1,192,000, up 11 percent from $1,074,000 in the third quarter 2001. This represents annualized returns of
13.98 percent on average equity and 1.17 percent on average assets for the third quarter, 2002. Diluted earnings per share were 39 cents in the third quarter, 2002 compared to 36 cents for the same period in 2001, an increase of 8.3 percent.

Net interest income was $3,843,000 as compared to $3,526,000 in 2001, an increase of $317,000, or 9.0 percent. Average loans were $309.3 million, or 16 percent higher in the third quarter 2002 as compared $266.8 million in the third quarter 2001. The average loan to deposit ratio increased to 93 percent in 2002 as compared to 90 percent in 2001. The prime rate remained at 4.75 percent during the third quarter 2002. The prime rate averaged 6.57 percent during the third quarter 2001. Time deposit market rates decreased 100-150 basis points in the third quarter 2002 as compared to the same period in 2001. The net yield on interest earning assets decreased slightly to 4.07 percent in 2002 from 4.15 percent in 2001, primarily due to loan yields falling more than deposit costs. See table 2 for additional analysis of the net interest income changes.

The provision for loan losses was $151,000 for the third quarter of 2002, compared to $150,000 for the comparable period of 2001. Changes in the provision each year are impacted as discussed under the "Allowance for Loan Losses" section above. Loan growth was $9.6 million for the quarter ended September 30, 2002 and $3.8 million for the third quarter 2001.

Other operating income was $919,000 in 2002 compared to $750,000 in 2001, an increase of $169,000 or 23 percent. Service charge on deposit accounts increased $114,000 due to higher NSF charges and lower earnings credits on commercial accounts. Other income included mortgage origination fees of $291,000 and $238,000 in 2002 and 2001, respectively. Lower mortgage loan interest rates caused increases in mortgage origination volumes and fees throughout the industry. Trust income was 77,000 in the third quarter of 2002, compared to $89,000 in the same period of 2001. The decrease resulted from the decline of marketable security asset values and reduction in estate fee revenues recognized when compared to the third quarter, 2001.

Other expenses were $2,855,000 in 2002 compared to $2,541,000 in 2001, an increase of $314,000, or 12 percent. Personnel expense increased $331,000, or 24 percent in 2002. The Company operated in 2001 with a number of unfilled positions. Many of the positions were filled in latter 2001 resulting in higher personnel costs in 2002. In addition, 2002 includes a senior operations officer salary, in-house item processing function salaries and higher incentive compensation accruals. Higher costs related to systems security, audit and marketing were present in the third quarter of 2002 as compared to the third quarter of 2001. Increased occupancy of approximately $30,000, include approximately $22,000 related to newly leased operations space.

The provision for income taxes was $564,000 in 2002 and $524,000 in 2001. The effective federal and state tax rates were 32.1 percent and 32.8 percent in 2002 and 2001, respectively. The decrease in the effective rate was due primarily to an investment in low income housing tax credits in 2002. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FIRST NINE MONTHS 2002 COMPARED WITH FIRST NINE MONTHS 2001

Net income for the first nine months of 2002 was $3,355,000, up 3.7 percent from $3,234,000 in the first nine months of 2001. This represented annualized returns of 13.57 percent on average equity and 1.15 percent on average assets for the first nine months of 2002. Diluted earnings per share were $1.11 in the first nine months of 2002 and $1.07 for the same period in 2001, an increase of 3.7%.

Net interest income was $11,165,000 as compared to $10,446,000 in 2001, an increase of $719,000, or 6.9 percent. Average loans were $301.2 million, or 16 percent higher in the first nine months of 2002 as compared to $260.6 million for the same period in 2001. The average loan to deposit ratio increased to 93 percent in 2002 as compared to 88 percent in 2001. The prime rate remained at
4.75 percent during the first nine months of 2002. The prime rate averaged 7.56 percent during the first nine months of 2001. The net yield on interest earning assets decreased to 4.11 percent in 2002 from 4.17 percent in 2001 as shown in Table 3 of the following content.

The provision for loan losses was $463,000 for the first nine months of 2002, compared to $455,000 for the same period of 2001. Changes in the provision each year are impacted as discussed under the "Allowance for Loan Losses" section above. Loan growth was $33.7 million for the nine months ended September 30, 2002 and $20.3 million for the same period in 2001.

Other operating income was $2,551,000 in 2002 compared to $2,188,000 in 2001, an increase of $363,000, or 17 percent. Service charges on deposit accounts increased $185,000 due to higher NSF charges and lower earnings credits on commercial accounts. Other income included mortgage origination fees of $780,000 and $629,000 in 2002 and 2001, respectively. Lower mortgage loan interest rates caused increases in mortgage origination volumes and fees throughout the industry. Trust income was $265,000 in the first nine months of 2002, compared to $233,000 in the first nine months of 2001. This increase resulted from increasing business development efforts.

Other expenses were $8,294,000 in 2002 compared to $7,404,000 in 2001, an increase of $890,000, or 12 percent. Personnel expense increased $704,000, or 17 percent in 2002. The Company operated in 2001 with a number of unfilled positions. Many of the positions were filled in latter 2001 resulting in higher personnel costs in 2002. In addition, 2002 new salaries includes a senior operations officer salary, in-house item processing function salaries and higher incentive compensation accruals. Higher costs related to systems security, audit and marketing were present in the first half of 2002 as compared to the first half of 2001. Increased occupancy and moving costs of approximately $70,000 were incurred during the first nine months related to newly leased operations space and the write-off of leasehold improvement in leased space for which the lease option was not renewed.

The provision for income taxes was $1,604,000 in 2002 and $1,554,000 in 2001. The effective federal and state tax rates were 32.3 percent and 32.5 percent in 2002 and 2001, respectively. The slight decrease in the effective rate was due primarily to investment in low-income housing tax credits in 2002 mostly offset by lower state tax-exempt income. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

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

During the first nine months of 2002 loans increased $33.7 million to $318 million, and deposits increased $25.5 million to $335 million. The very low deposit market interest rates have resulted in customers moving out of time deposits and into other deposit types or alternative investments. The loan to deposit ratio increased to 95 percent at September 30, 2002 from 92 percent at December 31, 2001. Loan growth was strong in the third quarter as was growth in non-interest bearing deposits.

Primary funding and liquidity sources in addition to local deposit growth include borrowing capacity with the Federal Home Loan Bank of Atlanta, temporary federal funds purchased lines with correspondent banks, and non-local time deposits through an Internet bulletin board service. Backup funding and liquidity sources include the ability to acquire brokered deposits, arrangements to sell participations in certain loans and borrowing from the Federal Reserve Bank of Atlanta discount window.

Both subsidiary banks have a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta ("FHLB"). Under these agreements, the banks have credit lines up to 75 percent of the book value of their 1-4 family first mortgage loans, or approximately $49.6 million as of September 30, 2002. In addition, the banks had approximately $0.7 million fair value of investment securities pledged as collateral at the FHLB. In aggregate, the Company had secured borrowing capacity of approximately $50.4 million of which $20.7 million was advanced at September 30, 2002. These credit arrangements serve as a core-funding source as well as liquidity backup for the banks. The Savannah Bank, N.A. and Bryan Bank & Trust have credit lines approved by the FHLB of 20 percent and 16 percent of assets, respectively, subject to the FHLB collateral requirements. The subsidiary banks also have $20 million of temporary conditional federal funds borrowing lines available from correspondent banks.

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

The Company's asset-sensitive cash flow maturity and repricing gap at September 30, 2002, was $32.5 million at one year, or 9 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $15.5 million, or 4 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap.

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

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At September 30, 2002, the Company had unfunded commitments to extend credit of $59.5 million and outstanding stand-by letters of credit of $4.4 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

TABLE 1 - LONG-TERM MATURITY GAP AND REPRICING DATA

The following is the long-term maturity and repricing data for the Company as of September 30, 2002:



($ in 000's)                                  0-3       3 - 12     1 - 3      3 - 5     Over 5
INTEREST-BEARING ASSETS:         Immediate    Months     Months     Years      Years      Years      Total
------------------------        ---------   --------   --------   --------   --------   --------   --------
Investment securities           $    -      $  2,002   $ 18,377   $ 18,947   $  8,044   $  9,301   $ 56,671
Interest-bearing deposits           1,399       -          -          -          -          -         1,399
Federal funds sold                  4,914       -          -          -          -          -         4,914
Loans - fixed rates                  -        18,214     41,107     73,201     20,709      6,182    159,413
Loans - variable rates            158,481       -          -          -          -          -       158,481
                                ---------------------------------------------------------------------------
Total interest-earning assets     164,794     20,216     59,484     92,148     28,753     15,483    380,878
                                ---------------------------------------------------------------------------

INTEREST BEARING DEPOSITS:
-------------------------
NOW and savings **                 14,799      7,399     22,197     29,596       -          -        73,991
Money market accounts  **          17,412      5,766     17,412     17,412       -          -        58,002
Time, $100 and over                  -        22,088     30,417      6,742      3,652       -        62,899
Other time                           -        17,939     43,505     13,307      7,446         59     82,256
Federal Home Loan Bank Advances      -            63        152     15,440      1,418      3,615     20,688
Other borrowings                   12,824       -          -          -          -          -        12,824
                                ---------------------------------------------------------------------------
Total interest-
bearing liabilities                45,035     53,255    113,683     82,497     12,516      3,674    310,660
                                ---------------------------------------------------------------------------
GAP-EXCESS ASSETS (LIABILITIES)   119,759    (33,039)   (54,199)     9,651     16,237     11,809     70,218
                                ---------------------------------------------------------------------------
GAP-CUMULATIVE - 9/30/02         $119,759   $ 86,720   $ 32,521   $ 42,172   $ 58,409   $ 70,218   $ 70,218
                                ===========================================================================

CUMULATIVE SENSITIVITY RATIO *       3.66       1.88       1.15       1.14       1.19       1.23       1.23
                                ===========================================================================

   * Cumulative interest-earning assets / cumulative interest-bearing liabilities
  ** Repricing of NOW, Savings and Money market accounts based on estimated percentages of the full market interest rate declines over 1 to 36 months.

                 SELECTED STATISTICAL INFORMATION OF THE COMPANY

The following statistical information is provided for the Company for the quarters and nine months ended September 30, 2002 and 2001. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this report. The Company has no foreign operations and, accordingly, there are no assets or liabilities attributable to foreign operations.

TABLE 2 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS -
          THIRD QUARTER 2002 AND 2001

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during the third quarter of 2002 and 2001.

       Average          Average                                                        (a) Variance
       Balance           Rate                                 Interest                Attributable to
 -------------------  -----------                         ----------------    Vari-   ---------------
   2002       2001    2002   2001                          2002      2001     Ance     Rate    Volume
 --------   --------  ----   ----                         ------    ------   ------   ------   ------
  ($ in Thousands)        (%)      TAXABLE-EQUIVALENT        (Thousands)                (Thousands)
                                   INTEREST INCOME
                                     AND FEES(B)

                                   Interest-bearing
 $  5,198   $  1,434  1.76   3.04    deposits             $   23    $   11   $   12   $   (5)  $   17
   45,969     55,764  5.48   6.05  Investments - taxable     635       850     (215)     (80)    (135)
                                   Investments -
    8,458      8,927  8.63   8.36    non-taxable             184       188       (4)       6      (10)
   13,232     11,496  1.68   3.45  Federal funds sold         56       100      (44)     (51)       7
  309,332    266,842  6.52   8.21  Loans (c)               5,082     5,525     (443)  (1,141)     698
 --------   --------                                      ------    ------   ------   ------   ------
                                   Total int.-earning
  382,189    344,463  6.21   8.02    assets                5,980     6,674     (694)  (1,271)     577
   20,834     17,015               Non-earning assets     ------    ------   ------   ------   ------
 --------   --------
  403,023    361,478               TOTAL ASSETS
 ========   ========

                                   INTEREST EXPENSE
                                   Deposits
   59,406     49,464  0.58   1.33  NOW accounts               87       166      (79)     (94)      15
   13,652     11,557  0.99   2.03  Savings accounts           34        59      (25)     (30)       5
   56,309     43,095  1.61   3.07  Money market accounts     229       334     (105)    (159)      54
   63,230     62,149  3.79   5.86  CD's, $100M or more       604       918     (314)    (324)      10
   82,932     87,709  3.75   5.65  Other time deposits       784     1,248     (464)    (419)     (45)
 --------   --------                                      ------    ------   ------   ------   ------
                                   Total interest-bearing
  275,529    253,974  2.50   4.26     deposits             1,738     2,725     (987)  (1,026)      39
   20,700     20,911  5.00   5.01  FHLB advances             261       264       (3)    -          (3)
   13,187      9,948  1.81   3.23  Other borrowings           60        81      (21)     (36)      15
 --------   --------                                      ------    ------   ------
                                   Total interest-
  309,416    284,833  2.64   4.28  bearing liabilities     2,059     3,070   (1,011)  (1,062)      51
                                                          ------    ------   ------   ------   ------
   57,236     43,509               Non-int bearing deposits
    2,553      2,150               Other liabilities
   33,818     30,986               Stockholders'  equity
 --------   --------
 $403,023   $361,478               Liabilities and equity
 ========   ========
                      3.57   3.41  Interest rate spread
                      ====   ====
                                   Net interest income    $3,921    $3,604   $  317   $ (209)  $  526
                                                          ======    ======   ======   ======   ======
                      4.07   4.15  Net interest margin
                      ====   ====
   72,773     59,630               Net earning assets
 ========   ========
                                   Total average deposits and
  332,765    297,483  2.07   3.63    average cost of deposits
 ========   ========  ====   ====
    93 %       90 %                Average loan to deposit ratio

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

The following statistical information is provided for the Company for the nine month periods ended September 30, 2002 and 2001. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this report. The Company has no foreign operations and, accordingly, there are no assets or liabilities attributable to foreign operations.

TABLE 3 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - FIRST NINE MONTHS,
          2002 AND 2001

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during the first nine months of 2002 and 2001.

       Average          Average                                                        (a) Variance
       Balance           Rate                                 Interest                Attributable to
 -------------------  -----------                         ----------------    Vari-   ---------------
   2002       2001    2002   2001                          2002      2001     Ance     Rate    Volume
 --------   --------  ----   ----                         ------    ------   ------   ------   ------
  ($ in Thousands)        (%)      TAXABLE-EQUIVALENT        (Thousands)                (Thousands)
                                   INTEREST INCOME
                                     AND FEES(B)

                                   Interest-bearing
 $  4,988   $  4,036  1.66   4.77    deposit              $   62    $  144   $  (82)  $  (94)  $   12
   47,337     55,275  5.73   6.12  Investments - taxable   2,027     2,531     (504)    (164)    (340)
                                   Investments -
    8,735      9,216  8.56   8.33    non-taxable             559       574      (15)      16      (31)
    8,942     13,178  1.69   4.47  Federal funds sold        113       441     (328)    (274)     (54)
  301,243    260,644  6.70   8.77  Loans (c)              15,107    17,090   (1,983)  (4,019)   2,036
 --------   --------  ----   ----                         ------    ------   ------   ------   ------
                                   Total int.-earning
  371,245    342,349  6.43   8.12    assets               17,868    20,780   (2,912)  (4,535)   1,623
                      ----   ----                         ------    ------   ------   ------   ------
   20,494     17,420               Non-earning assets
 --------   --------
  391,739    359,769               TOTAL ASSETS
 ========   ========

                                   INTEREST EXPENSE
                                   Deposits
   57,869     50,980   .59   1.73  NOW accounts              255       660     (405)    (435)      30
   13,184     11,582  0.99   2.30  Savings accounts           98       199     (101)    (113)      12
   52,582     38,466  1.79   3.58  Money market accounts     704     1,029     (325)    (514)     189
   61,995     63,165  4.10   6.29  CD's, $100M or more     1,902     2,971   (1,069)  (1,033)     (36)
   82,284     91,255  4.12   6.12  Other time deposits     2,537     4,179   (1,642)  (1,365)    (277)
 --------   --------                                      ------    ------   ------   ------   ------
                                   Total Interest-
  267,914    255,448  2.74   4.73    bearing deposits      5,496     9,038   (3,542)  (3,460)     (82)
   20,755     20,785  5.01   5.02  FHLB advances             778       780       (2)      (1)      (1)
   13,172      9,124  1.98   4.13  Other borrowings          195       282      (87)    (147)      60
 --------   --------  ----   ----                         ------    ------   ------   ------   ------
                                   Total interest-
  301,841    285,357  2.87   4.73    bearing liabilities   6,469    10,100   (3,631)  (3,608)     (23)
                                                          ------    ------   ------   ------   ------
   54,272     41,825               Non-int bearing deposits
    2,560      2,492               Other liabilities
   33,066     30,095               Stockholders' equity
 --------   --------
  391,739    359,769               Liabilities and equity
 ========   ========
                      3.57   3.38  Interest rate spread
                      ====   ====
                                   Net interest income   $11,399   $10,680   $  719   $ (927) $ 1,646
                                                          ======    ======   ======   ======   ======
                      4.11   4.17  Net interest margin
                      ====   ====
   69,404     56,992               Net earning assets
 --------   --------
                                   Total average deposits and
 $322,186   $297,273  2.28   4.06    average cost of deposits
 ========   ========  ====   ====
    93 %       88 %                Average loan to deposit ratio


Footnotes (a), (b) and (c) from the Table are also applicable to Table 3.

Item 4. - Controls and Procedures

                CONCLUSION ABOUT THE EFFECTIVENESS OF DISCLOSURE
                             CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclose the conclusions of the registrant's principal executive officers and principal financial officer, or persons performing similar functions, about the effectiveness of the registrant's disclosure controls and procedures (as defined in ss.ss.240.13a-14(c) and 240.15d-14(c)) based on their evaluation of these controls and procedures as of a date within 90 days of the filing date of the quarterly or annual report that includes the disclosure required by this paragraph.

We, the certifying officers have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the board of directors the following items :

No significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report financial data have been identified.

No fraud that involves management or other employees who have a significant role in the company's internal controls has been discovered.

CHANGES IN INTERNAL CONTROLS

Disclose whether or not there were significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

We, the certifying officers, indicate in this report that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our evaluation completed on October 30, 2002. There were no significant deficiencies and material weaknesses that require corrective actions.

PART II - OTHER INFORMATION

Item 1.   Legal proceedings.  None

Item 2.   Changes in securities and use of proceeds.  None

Item 3.   Defaults upon senior securities.  None

Item 4.   Submission of matters to a vote of security holders.  None

Item 5.   Other information.  None

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits

          Exhibit 11. Computation of Per Share Earnings*  (rbb)
          Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          * Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 3 to the condensed consolidated financial statements in this report.

     b.     Reports on Form 8-K during the quarter ended September 30, 2002.
            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         The Savannah Bancorp, Inc.

                                    -------------------------------
                                                (Registrant)


Date  11/5/02                      /S/  ARCHIE H. DAVIS
      -------                      --------------------------------
                                   Archie H. Davis - President & CEO


Date  11/5/02                      /S/ G. MIKE ODOM, JR.
      -------                      --------------------------------
                                   G. Mike Odom, Jr. - Executive Vice
                                   President & COO

Date  11/5/02                      /S/ ROBERT B. BRISCOE
      -------                      --------------------------------
                                   Robert B. Briscoe - Chief Financial Officer