Form 10-Q/A
period 2002-09-30
SAVANNAH BANCORP INC
filed 2002-11-14
CIK 860519

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
                               SEPTEMBER 30, 2002



PART I - FINANCIAL INFORMATION                                          PAGE

Item 1.  Financial Statements (Unaudited)

         Review Report of Independent Certified Public Accountants        2
         Consolidated Balance Sheets - September 30, 2002 and 2001
            and December 31, 2001                                         3
         Consolidated Statements of Income for the Third Quarter and
            for the Nine Months Ended September 30, 2002 and 2001         4
         Consolidated Statements of Changes in Shareholders' Equity
            for the Nine months Ended September 30, 2002 and 2001         5
         Consolidated Statements of Cash Flows for the Nine months
            ended September 30, 2002 and 2001 and December 31, 2001       6

         Condensed Notes to Consolidated Financial Statements            7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   10-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     10-21

Item 4.  Controls and Procedures                                         21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               22

Item 2.  Changes in Securities                                           22

Item 3.  Defaults Upon Senior Securities                                 22

Item 4.  Submission of Matters to a Vote of Security Holders             22

Item 5.  Other Information                                               22

Item 6.  Exhibits and Reports on Form 8-K                                22

Signatures                                                               23

Certifications                                                        24-26

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
                                   Robert B. Briscoe - Chief Financial Officer

CERTIFICATION OF CEO


I, Archie H. Davis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Savannah Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 5, 2002          /S/ ARCHIE H. DAVIS    President & CEO
                                 -------------------
                                   Archie H. Davis

CERTIFICATION OF COO


I, G. Mike Odom, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Savannah Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 5, 2002    /S/ G. MIKE ODOM, JR.    Executive Vice President
                            ---------------------    and Chief Operating Officer
                              G. Mike Odom, Jr.

CERTIFICATION OF CFO


I, Robert B. Briscoe certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Savannah Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 5, 2002       /S/ ROBERT B. BRISCOE    Chief Financial Officer
                              ---------------------
                                Robert B. Briscoe