Form 10-K
period 2002-12-31
SAVANNAH BANCORP INC
filed 2003-03-27
CIK 860519

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Issuer's revenues for its most recent fiscal year were $28,556,000. The aggregate market value of the voting and non-voting common equity at February 28, 2003 held by non-affiliates, based on the price of the last trade of $23.50 per share times 2,526,929 non-affiliated shares, was $59,382,832.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 28, 2003, the registrant had issued 3,290,223 and outstanding 3,280,930 shares of common stock.

Portions of the 2002 Annual Report to Shareholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated February 28, 2003 are incorporated in Part III of this report.

                      REGISTRANT'S DOCUMENTS INCORPORATED BY REFERENCE

                                                PART NUMBER AND ITEM
DOCUMENT INCORPORATED                           NUMBER OF FORM 10-K INTO
BY REFERENCE                                    WHICH INCORPORATED


Page F-29                                       Part II, Item 5, Market
of Registrant's 2002 Annual                     for Registrant's Common
Report to Shareholders                          Equity and Related
                                                Stockholder Matters

Page F-20 through F-31 of                       Part II, Item 6,
Registrant's 2002 Annual                        Selected
Report to Shareholders                          Financial Data

Pages F-20 through F-31                         Part II, Item 7,
of Registrant's                                 Management's Discussion
2002 Annual Report to                           and Analysis of Financial
Shareholders                                    Condition and Results of
                                                Operations

Page F-26 through F-28 of                       Part II, Item 7A, Quantitative
Registrant's 2002 Annual                        and Qualitative Disclosures
Report to Shareholders                          About Market Risk

Pages F-1 through F-19,                         Part II, Item 8,
of Registrant's 2002                            Financial Statements and
Annual Report to Shareholders                   Supplementary Data

Pages 4 through 10                              Part III, Item 10,
of Registrant's Proxy                           Directors and Executive
Statement in connection with                    Officers of the Registrant
its Annual Shareholders' Meeting
to be held April 17, 2003

Pages 9 through 12,                             Part III, Item 11,
of Registrant's Proxy Statement                 Executive Compensation
in connection with its
Annual Shareholders' Meeting
to be held April 17, 2003

Pages 5 through 7, 9 through 10                 Part III, Item 12,
of Registrant's Proxy Statement                 Security Ownership of
in connection with its Annual                   Certain Beneficial Owners
Shareholders' Meeting to be held                and Management
April 17, 2003

Page 14 of Registrant's Proxy                   Part III, Item 13,
Statement in connection with its                Certain Relationships
Annual Shareholders' Meeting to be              and Related Transactions
held April 17, 2003

Pages F-4 through F-18                          Part IV, Item 14,
of Registrant's 2002                            Exhibits, Financial Statement
Annual Report to Shareholders                   Schedules and Reports on
                                                Form 8-K

THE SAVANNAH BANCORP, INC.
2002 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS


PART I                                                                  PAGE

Item  1. Business                                                        5

Item  2. Properties                                                     19

Item  3. Legal Proceedings                                              19

Item  4. Submission of Matters to a Vote of Security Holders            20

PART II

Item  5. Market for the Registrant's Common Equity
         and Related Stockholder Matters                                20

Item  6. Selected Financial Data                                        20

Item  7. Management's Discussion and Analysis
         of Financial Condition and Results of Operations               20

Item  7A. Quantitative and Qualitative Disclosures about Market Risk    20

Item  8. Financial Statements and Supplementary Data                    21

Item  9. Changes in and Disagreement with Accountants
         on Accounting and Financial Disclosure                         21

PART III

Item 10.  Directors and Executive Officers of the Registrant            21

Item 11.  Executive Compensation                                        21

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                         21

Item 13. Certain Relationships and Related Transactions                 22

PART IV

Item 14. Exhibits and Reports on Form 8-K                               23

         Signature page                                                 24

         Certifications                                               25-27

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

General
-------

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

In February 1998, the Company entered into a plan of merger to exchange shares of its stock for shares of the Bryan Bancorp of Georgia, Inc. ("Bryan"), the bank holding company for Bryan Bank & Trust ("Bryan Bank"). The transaction was valued at approximately $24 million. The merger, which was accounted for as a pooling of interests, was a tax-free reorganization for federal income tax purposes. The merger was consummated on December 15, 1998. Bryan was merged into the Company and Bryan Bank became a wholly-owned subsidiary of the Company on the merger date.

As of December 31, 2002, Savannah Bank had five full service offices, total assets of $266 million, total loans of $201 million, total deposits of $219 million, total stockholders' equity of $21.2 million and $2.8 million in 2002 net income. As of December 31, 2002, Bryan Bank had one full service office, total assets of $110 million, total loans of $83 million, total deposits of $90 million, total stockholders' equity of $10.1 million and $1.7 million in 2002 net income.

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

BANKING SERVICES

The Subsidiary Banks have approximately 120 full-time and 19 part-time employees and offer a full range of deposit services, including checking accounts, savings accounts and various time deposits ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive to those offered in the area. In addition, retirement accounts such as IRA (Individual Retirement Account) and SEP (Simplified Employee Pension) accounts are offered. The FDIC insures all deposit accounts up to the maximum amount (currently $100,000 per account). The Subsidiary Banks solicit these accounts from individuals, businesses, foundations and organizations, and governmental authorities.

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

The Subsidiary Banks' lending policies generally require an 80 percent loan-to-value ratio on secured term real estate lending. Additionally, the existence of a reliable source of repayment/cash flow is usually required before making any loans, regardless of the security. Appraisals are obtained as required, and lending officers make on-site inspections. New loans over $150,000 are reported to the appropriate Credit committee of each bank, and these committees approves loans over $750,000 and $350,000, prior to the loan being made at The Savannah Bank, N.A. and Bryan Bank & Trust, respectively. Generally, lending relationships over $150,000 are reported to the full Board of Directors of each bank.

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


CREDIT RISK MANAGEMENT AND ALLOWANCE FOR LOAN LOSSES

 The Subsidiary Banks have a multi-faceted program designed to control and continually monitor the credit risks inherent in the loan portfolios. This begins with a structured loan approval process in which the Board of Directors delegates authority for various types and amounts of loans to loan officers on a basis commensurate with seniority and lending experience. The Subsidiary Banks use an asset classification system that is consistent with regulatory classifications, which applies to all assets of an insured institution and requires each institution to periodically classify its assets.

There are four risk grades of "criticized" assets: Special Mention, Substandard, Doubtful and Loss. Assets designated as substandard, doubtful or loss are considered "classified". The classification of assets is subject to regulatory review and re-classification. The Subsidiary Banks include aggregate totals of criticized assets, and general and specific valuation reserves in quarterly reports to the Board of Directors, which approves the overall loan loss reserve evaluation. The Subsidiary Banks' loan classification systems utilize both the account officer and loan review function to monitor the classification of the Subsidiary Banks' loans.

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

OTHER BANKING SERVICES

In November 1996, Savannah Bank applied for and received trust powers from the OCC. Savannah Bank hired a Trust Department Manager/Trust Officer and an assistant. The employee benefit administration and certain money management functions are being outsourced to third parties. Using these resources, the Trust Department offers a full array of trust services, including investment management, personal trusts, custodial accounts, estate administration and employee benefit administration. The Trust Department entered into a contract with Marshall & Ilsley Trust Company in 1998 to outsource trust data processing, securities safekeeping and certain other operational functions for the Trust Department.

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


LOCATION AND SERVICE AREA

The primary service area of the Subsidiary Banks is the city of Savannah, Georgia, certain contiguous areas of Chatham County and the Richmond Hill and Bryan County market, which is 20 miles southwest of downtown Savannah. Its secondary service area is the remainder of Chatham County and communities in Bryan, Effingham and Liberty Counties, Georgia, and Beaufort and Jasper Counties, South Carolina. The Subsidiary Banks' target markets are individuals residing in the primary service area, small to medium size businesses, including retail shops and professional service businesses in the community. The Subsidiary Banks are also targeting individuals who meet certain net worth and income requirements as potential customers for private banking services.

The Savannah Bank's main office, known as the Johnson Square Office, is located in the primary business district in downtown Savannah on Johnson Square, where most of the commercial banks in the primary service area have their main Savannah offices. In recent years, regional banks with headquarters outside of the state of Georgia have acquired several of the banks in the primary service area. The Savannah Bank emphasizes that it is based in Savannah, and that its directors and the executive officers are committed to the economic development of the Savannah area.

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

In February, 2002, Savannah Bank entered into a lease agreement, effective May 1, 2002, for approximately 5,000 square feet of office space at 450 Mall Boulevard, adjacent to our existing branch office at 400 Mall Boulevard. The image item processing, statement rendering, operations research, information technology and deposit operations and branch operations support functions have been relocated into this space. These functions all work closely together and relocating them from different offices to one location provides an environment and opportunity for significant service enhancement efficiencies and synergies. A senior operations officer was hired to manage these operations functions.

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

The Subsidiary Banks operate under an interest rate risk policy with oversight by the Executive Committee of the holding company board and the Credit/ALCO Committee at Savannah Bank and the Executive Committee at Bryan Bank. The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities resulting from certain changes in interest rate environments. These measurements are made through cash flow and repricing analyses which project the impact of changes in interest rates on the Subsidiary Banks assets and liabilities. Additionally, the committees may set other interest rate risk objectives. The policy also outlines responsibility for monitoring interest rate risk, the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Company's interest rate risk objectives.


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

Savannah Bank is subject to extensive supervision and regulation by the OCC, and Bryan Bank is subject to extensive supervision by the GBDF and the FDIC. The regulator of each bank is responsible for overseeing the affairs of all banks and periodically examines banks to determine their compliance with laws and regulations. Banks must make quarterly call reports of their financial condition and results of operations to the FDIC, who reviews the call report information for accuracy, consistency and reasonableness. Quarterly Call Report financial information is made available to regulators and the public approximately 45 days after each quarter-end. Regulators use this data for quarterly offsite monitoring of the financial condition of banks. Quarterly holding company reports are filed with the Federal Reserve Bank of Atlanta (FRB) within 45 days of each quarter-end. This financial information is reviewed by the FRB for accuracy, consistency and reasonableness and is also made available to holding company database providers within 75 days of the end of each quarter. Bank analysts, regulators and consultants regularly use this information in analyzing historical and expected performance of banks and bank holding companies.

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

Regulators have adopted risk-based capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain risk-based and equity capital ratios. The table in Note 12 of the notes to the consolidated financial statements in the 2002 Annual Report shows the capital ratios for the Company, and the regulatory minimum capital ratios at December 31, 2002. The capital ratios of the Company and each Subsidiary Bank exceeded the ratios required to be "well-capitalized" by the FDIC.

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

The Gramm-Leach-Bliley Act ("the Act"), formerly known as the Financial Modernization Act was enacted on November 12, 1999. The statute is the most sweeping financial services legislation enacted in decades. It repealed depression-era laws and eliminated the barriers preventing affiliations among banks, insurance companies, and securities firms. Key provisions to the Act are summarized in the following paragraphs.

REPEAL OF THE GLASS-STEGALL ACT - At its core, the Act repealed, the anti-affiliation provisions in sections 20 and 32 of the Banking Act of 1933 (also known as the Glass-Steagall Act) and amended provisions in the Bank Holding Company Act of 1956 to permit financial companies to offer a broad array of banking, insurance, securities, and other financial products, either through financial holding companies ("FHCs") or through operating subsidiaries qualifying under the Act.

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

AFFILIATION AUTHORITY - The Act amended section 4 of the Bank Holding Company Act ("BHCA") to provide a new framework for engaging in new financial activities. Those bank holding companies ("BHCs") that qualify to engage in the new financial activities are designated as financial holding companies ("FHCs"). New provisions of the BHCA permit BHCs that qualify as FHCs to engage in activities, and acquire companies engaged in activities that are financial in nature or incidental to such financial activities. FHCs are also permitted to engage in activities that are "complementary" to financial activities if the Board of Governors of the Federal Reserve Bank ("FRB Board") determines that the activity does not pose a substantial risk to the safety or soundness of the institution or the financial system in general.

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

FEDERAL HOME LOAN BANK REFORM - The Act reformed the Federal Home Loan Bank System, including greatly expanding the collateral that a community bank can pledge against FHLB System advances, thus giving smaller banks access to a substantial new liquidity source. FHLB members under $500 million in assets can now pledge small business and agricultural loans (or securities representing a whole interest in such loans) as collateral for advances.

PRIVACY - The Act imposed a number of new restrictions on the ability of financial institutions - read as any entity offering financial products, including banks, insurance companies, securities houses, and credit unions - to share nonpublic personal information with nonaffiliated third parties. Specifically, the bill:

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

Both Subsidiary Banks are members of the Federal Home Loan Bank ("FHLB") System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs maintain central credit facilities primarily for member institutions. The Subsidiary Banks, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1 percent of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 5 percent of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500,000. Additionally, the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $250,000 and over the required minimum. The Subsidiary Banks are in compliance with this requirement at December 2002.

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

Public disclosure of written CRA evaluations of financial institutions made by regulatory agencies is required under the CRA. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution's community reinvestment record. The Subsidiary Banks received a "satisfactory" rating on the most recent performance evaluations of their CRA efforts by their respective banking regulatory agencies.

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

INFORMATION-SHARING BETWEEN THE GOVERNMENT AND FINANCIAL INSTITUTIONS AND AMONG FINANCIAL INSTITUTIONS (U.S. PATRIOT ACT) - This federal legislation and the resultant bank regulations require a financial institution to expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network (FinCEN). The records search must cover current accounts, accounts opened in the prior twelve months, and transactions conducted in the prior six months. Its purpose is to identify funds or transactions with individuals associated with terrorist activities. Substantial penalties and /or criminal prosecution may result from non-compliance.

RECENT RULES ADOPTED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC" OR "COMMISSION")

CERTIFICATION OF DISCLOSURE IN COMPANIES'S QUARTERLY AND ANNUAL REPORTS - As directed by Section 302(a) of the Sarbanes-Oxley Act of 2002, the SEC adopted rules to require an issuer's principal executive and financial officers each to certify the financial and other information contained in the issuer's quarterly and annual reports. The rules also require these officers to certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the issuer's internal controls; they have made certain disclosures to the issuer's auditors and the audit committee of the board of directors about the issuer's internal controls; and they have included information in the issuer's quarterly and annual reports about their evaluation and whether there have been significant changes in the issuer's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. In addition, the SEC has adopted rules which require issuers to maintain, and regularly evaluate the effectiveness of, disclosure controls and procedures designed to ensure that the information required in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis. The effective date of this requirement was August 29, 2002. The Company has implemented procedures and reporting tools to meet the requirements of the SEC certification rules.

STRENGTHENING THE SEC'S REQUIREMENTS REGARDING AUDITOR INDEPENDENCE - The SEC adopted amendments to its existing requirements regarding auditor independence to enhance the independence of accountants that audit and review financial statements and prepare attestation reports filed with the Commission. The final rules recognize the critical role played by audit committees in the financial reporting process and the unique position of audit committees in assuring auditor independence. Consistent with the direction of Section 208(a) of the Sarbanes-Oxley Act of 2002, the SEC adopted rules to: revise the Commission's regulations related to the non-audit services that, if provided to an audit client, would impair an accounting firm's independence; require that an issuer's audit committee pre-approve all audit and non-audit services provided to the issuer by the auditor of an issuer's financial statements; prohibit certain partners on the audit engagement team from providing audit services to the issuer for more than five or seven consecutive years, depending on the partner's involvement in the audit, except that certain small accounting firms may be exempted from this requirement; prohibit an accounting firm from auditing an issuer's financial statements if certain members of management of that issuer had been members of the accounting firm's audit engagement team within the one-year period preceding the commencement of audit procedures; require that the auditor of an issuer's financial statements report certain matters to the issuer's audit committee, including "critical" accounting policies used by the issuer; and require disclosures to investors of information related to audit and non-audit services provided by, and fees paid to, the auditor of the issuer's financial statements. In addition, under the final rules, an accountant would not be independent from an audit client if an audit partner received compensation based on selling engagements to that client for services other than audit, review and attest services. The rules are effective May 6, 2003.

DISCLOSURE REQUIRED BY SECTIONS 406 AND 407 OF THE SARBANES-OXLEY ACT OF 2002 - The SEC adopted rules and amendments requiring publicly traded companies to include two new types of disclosures in their annual reports filed pursuant to the Securities Exchange Act of 1934. First, the rules require a company to disclose whether it has at least one "audit committee financial expert" serving on its audit committee, and if so, the name of the expert and whether the expert is independent of management. A company that does not have an audit committee financial expert must disclose this fact and explain why it has no such expert. Second, the rules require a company to disclose whether it has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A company which has not adopted such a code must disclose this fact and explain why it has not done so. A company also will be required to promptly disclose amendments to, and waivers from, the code of ethics relating to any of those officers.

Companies must comply with the code of ethics disclosure requirements promulgated under Section 406 of the Sarbanes-Oxley Act in their annual reports for fiscal years ending on or after July 15, 2003. They also must comply with the requirements regarding disclosure of amendments to, and waivers from, their ethics codes on or after the date on which they file their first annual report in which the code of ethics disclosure is required. Companies, similarly must comply with the audit committee financial expert disclosure requirements promulgated under Section 407 of the Sarbanes-Oxley Act in their annual reports for fiscal years ending on or after July 15, 2003.

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

The Subsidiary Banks generally benefit from regional bank mergers in the local market and experience the most competition from new local community bank entrants into the market area. Recent mergers affecting the local market area include First Union and Wachovia. Each bank had approximately 10 local offices. The deposits of three First Union offices were sold to the National Bank of Commerce, Nashville, TN and additional office closings are expected. BB&T acquired First Liberty Bank in 2000, its initial entrant into the market, and then acquired Century South Banks with three offices in 2002.

New entrants into the market include a new de novo bank, First Chatham Bank
(FCB). FCB opened two offices in Chatham County in 2002. The First Chatham Bank has local organizers and management and a mission and objectives similar to those The Savannah Bank, N.A. had in 1990. Bank of the South, a branch of the Citizens Union Bank, Greensboro, Georgia, opened in July 2002 and the First National Bank of Folkston, Georgia opened a branch office in Savannah with the intentions of relocating its headquarters to Savannah. Each of these banks presidents were previously with banks who have merged into large regional banks.

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

Competition in the area of deposit growth is a substantial challenge facing the banking industry and the Subsidiary Banks. It is likely that deposit growth in competitive markets will require higher deposit interest rates. Higher costs of funds without corresponding higher rates on earning assets will have a long-term negative impact on net interest income. Higher market share growth on lower costing core deposits, higher revenue growth on fee based services and lower overhead growth rates are the key items required to accomplish the Company's earnings growth objectives.

                      SELECTED STATISTICAL INFORMATION OF THE COMPANY

TABLE 1 - INVESTMENTS - WEIGHTED AVERAGE YIELDS BY MATURITY

The following table sets forth the amortized cost, fair value and tax-equivalent yields by investment type and maturity category at December 31, 2002

                                                                 Taxable
                                        Amortized     Fair      Equivalent
                                          Cost        Value      Yield (a)
                                        ---------   ---------   ----------
                                            (Thousands)              (%)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury, other U.S. Government
  Agencies and mortgage-backed:
     Within one year                     $18,423      $18,622       6.15
     One year to five years               19,226       20,273       5.59
     Five years to ten years               5,980        6,117       5.59
     Over ten years                           22           23       5.38
                                        ---------   ---------   ----------
          Total                           43,651       45,035       5.82
                                        ---------   ---------   ----------

Other interest-earning investments:
     Within one year                       1,251        1,272       6.23
     One year to five years                4,541        4,823       6.72
     Five years to ten years               1,094        1,156       6.46
     Over ten years                        2,575        2,612       6.11
                                        ---------   ---------   ----------
          Total                            9,461        9,863       6.46
                                        ---------   ---------   ----------
   Total securities available-for-sale    $53,112    $ 54,898       5.94
                                        =========   =========   ==========

 (a) the yield is calculated on the amortized cost of the securities.

LOANS

The following tables set forth certain information regarding the Subsidiary Banks' loan portfolio as of December 31, 2002.

TABLE 2 - LOAN REPRICING OPPORTUNITIES

The following table sets forth certain loan maturity information as of December 31, 2002. Loan renewals generally reprice relative to the prime rate in effect at the time of the renewal. Management expects that certain real estate mortgage loans that have maturities of one to three years and longer amortization periods will renew at maturity.
                                               After
                                   One       One year      Over
                                   year       Through      Five
Loan Category                    or less    Five years    Years       Total
-------------                    --------    --------    --------    --------
Real estate-construction and
  development                    $ 40,224    $  4,079    $      3    $ 44,306
Commercial                         16,983      10,447       1,391      28,821
                                 --------    --------    --------    --------
         Total                   $ 57,207    $ 14,526    $  1,394    $ 73,127
                                 ========    ========    ========    ========


Loans with fixed rates           $ 12,395    $  8,523    $    531    $ 21,449
Loans with floating and
     adjustable rates              44,812       6,003         863      51,678
                                 --------    --------    --------    --------
         Total                   $ 57,207    $ 14,526    $  1,394    $ 73,127
                                 ========    ========    ========    ========

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

At December 31, 2002 and 2001, nonperforming loans were $1,997 and $587, respectively. Interest income of $88 and $0 was recognized from nonaccrual loans in 2002 and 2001. At December 31, 2002, the Subsidiary Banks had $1,925 nonaccrual loans and had $72 in loans past due over 90 days.

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

LOAN CONCENTRATIONS
Most of the Subsidiary Banks' business activity is with customers located within the Chatham and Bryan County area. As of December 31, 2002, the Subsidiary Banks had a concentration of credit risk aggregating $226,567 million on loans secured by real estate. The Subsidiary Banks have no exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

TABLE 3 - PROVISION FOR POSSIBLE LOAN LOSSES

Changes in the allowance for loan losses in 2002 though 1998 are summarized as follows:


  ($ in thousands)                             2002     2001     2000     1999     1998
                                              ------   ------   ------   ------   ------
  Balance at the beginning of the year        $3,826   $3,369   $2,794   $2,323   $2,063
  Charge-offs - Commercial                       (67)      (5)     (33)     (80)    (145)
  Charge-offs - Consumer                        (191)    (167)    (168)     (78)     (84)
  Charge-offs - Real estate                      (35)     (98)     (63)     (10)     (29)
                                              ------   ------   ------   ------   ------
  Charge-offs - Total                           (293)    (270)    (264)    (168)    (258)
                                              ------   ------   ------   ------   ------
  Recoveries - Commercial                         11       29       21       30        4
  Recoveries - Consumer                           75       76       66       61       79
  Recoveries - Real estate                         4       17        7        3       -
                                              ------   ------   ------   ------   ------
  Recoveries - Total                              90      122       94       94       83
                                              ------   ------   ------   ------   ------
  Net charge-offs                               (203)    (148)    (170)     (74)    (175)
                                              ------   ------   ------   ------   ------
  Provision for loan losses                      750      605      745      545      435
                                              ------   ------   ------   ------   ------
  Balance at the end of the year              $4,373   $3,826   $3,369   $2,794   $2,323
                                              ======   ======   ======   ======   ======
  Ratio of net charge-offs to average loans     .09%     .06%    .07%     .04%      .11%
                                              ======   ======   ======   ======   ======

TABLE 4 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES BY LOAN TYPE The allowance for loan losses is allocated by loan category based on management's assessment of risk within the various categories of loans. The Company's allocation of the allowance for loan losses according to the amount deemed to be reasonably necessary to absorb potential losses within each loan category is presented in the following tables:



($ in thousands)                         % of             % of             % of             % of             % of
                                         Total            Total            Total            Total            Total
Loan Category                    2002    Loans    2001    Loans    2000    Loans    1999    Loans    1998    Loans
------------                    ------   -----   ------   -----   ------   -----   ------   -----   ------   -----

Commercial                      $  650     .19   $  800     .28   $  695     .28   $  520     .25   $  450     .26
Real estate - construction
  And development                1,450     .43    1,100     .39      825     .33      635     .31      520     .30
Real estate - mortgage           1,300     .39    1,100     .39    1,090     .44      993     .48      866     .51
Installment and consumer           500     .15      650     .22      550     .22      425     .21      324     .19
Unallocated                        473     .14      176     .06      209     .08      221     .11      163     .10
                                ------   -----   ------   -----   ------   -----   ------   -----   ------   -----
Total allowance for
    loan losses                 $4,373    1.30   $3,826    1.34   $3,369    1.35   $2,794    1.36   $2,323    1.36
                                ======           ======           ======           ======           ======

The allowance for loan losses is based on estimates and is maintained at a level considered adequate to provide for potential loan losses. The adequacy of the allowance is based on management's continuing evaluation of the loan portfolio under current economic conditions, underlying collateral value securing loans and such other factors, which deserve recognition in estimating loan losses. Actual future losses may be different from estimates due to unforeseen events. Loans, or portions thereof, which are deemed to be uncollectible, will be charged against the allowance.

Loan loss reserves are determined based on management's internal review of nonperforming loans, delinquency trends, the level of rated assets and charge-off trends. Additionally, management assesses general and specific economic trends both nationally and locally and regulatory information to determine the impact of those external factors on loan loss reserve levels. Based on the internal and external reviews, the Subsidiary Banks segregate their loan portfolios by type of loans and by loan classification within each loan type. The allowance for loan losses is allocated by different loan classifications based on management's assessment of risk inherent in the various types of loans. Reserve percentages are applied (based on historical and anticipated loss rates) to each loan group to determine the required amount of allocated general loan loss reserves.

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

DEPOSITS

TABLE 5 - DEPOSIT AVERAGE BALANCES AND RATES PAID
The following table summarizes average balances of deposits of the Company and the Subsidiary Banks on a consolidated basis and the average rates paid on such deposits during 2002, 2001 and 2000.



                                   2002             2001              2000
                             ---------------   ---------------   ---------------
($ in thousands)              Amount   Rate     Amount   Rate     Amount   Rate
                             --------  -----   --------  -----   --------  -----
Non-interest-bearing
   demand                    $ 55,250  0.00%   $ 43,356  0.00%   $ 39,905  0.00%
Interest-bearing demand        59,075  0.55%     52,542  1.47%     47,252  2.18%
Savings deposits               13,404  0.96%     11,741  2.03%     12,225  2.79%
Money market deposits          54,750  1.68%     40,478  3.15%     36,263  4.31%
Time deposits                 144,334  3.97%    152,091  5.95%    124,911  6.09%
                             --------          --------          --------
       Total                 $326,813          $300,208          $260,556
                             ========          ========          ========

ITEM 2.  PROPERTIES

See Note 6 and Note 13 of Notes to Consolidated Financial Statements on page F-12, and page F-16, of the Registrant's 2002 Annual Report to Shareholders, which are specifically incorporated herein by reference.

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

The Savannah Bank has leased approximately 4,710 square feet on the main floor, and 2000 square feet in the lower level of the building under a five-year lease with one optional five-year extension in June 2004. In November 1998, an additional 1,475 square feet of space was leased on the sixth floor. This lease is through June 2004 with one five-year renewal option. The rental costs increase by 3 percent of the gross rental amount each year during the initial five-year term and thereafter in accordance with the Consumer Price Index. The Company is also responsible for its pro rata share of increases in the cost of ad valorem taxes, insurance, utilities and janitorial services.

In 1989, Bryan Bank constructed its 8,500 square foot two-story main office in Richmond Hill, Georgia, on land owned by Bryan Bank. The building has a walk-up ATM, a drive-up ATM and 4 drive-in lanes. All bank personnel are housed in this one location.

Savannah Bank also leases approximately 6,500 square feet on the first floor of a two-story building located at 400 Mall Boulevard, Savannah, Georgia. This space is being used for the Savannah Bank's first branch location and the Mortgage Loan and Construction lending departments. The building is located near the corner of Mall Boulevard and Hodgson Memorial Drive, a location that is convenient to a significant concentration of commercial, service, and retail entities. The lease rate increases with the Consumer Price Index. The initial lease term was for five years and ended March 31, 1997. The Savannah Bank committed to exercise the next five-year lease option in February 2002. There are three additional five-year renewal options included in the terms. The Company is also responsible for its prorata share of increases in the cost of ad valorem taxes, insurance and maintenance of common areas. The bank renovated the existing space, constructed a vault, drive-in teller area and five drive-in teller lanes adjacent to the building.

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

In November 1997, the Savannah Bank entered into a ten-year lease beginning June 1, 1998 with four five-year renewal options in the Medical Arts Shopping Center at 4809 Waters Avenue. The property consists of 3,055 square feet of banking office space and a separate drive-through behind the shopping center.

In early March, 2002, Savannah Bank entered into a lease agreement, effective May 1, 2002, for approximately 5,000 square feet of office space at 450 Mall Boulevard, adjacent to our existing branch office at 400 Mall Boulevard. This lease is an addition to an existing lease for space at 400 Mall Boulevard that contains renewal options through 2017. The image item processing, statement rendering, operations research, information technology and deposit operations and branch operations support functions have been relocated into this space.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings incidental to the business of the Company or the Subsidiary Banks.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to sections entitled "Table 5 - Market for Registrant's Common Equity and Related Stockholder Matters" on page F-29 of the Financial Statement Section of the 2002 Annual Report to Shareholders.


ITEM  6. - SELECTED FINANCIAL DATA

Incorporated herein by reference to sections "Table 1- Selected Financial Condition Highlights - Five-Year Comparison," "Table 2 - Selected Operating Highlights" and "Table 3 - Selected Quarterly Data," "Table 6 - Average Balance Sheet and Rate/Volume Analysis" and "Table 7 - Average Balance Sheet and Rate/Volume Analysis" in the Registrant's Management and Analysis of Financial Condition and Results of Operations on pages F-20 through F-31 of the Financial Statement Section of the 2002 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference to the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-22 and F-26 of the Financial Statement Section of the 2002 Annual Report to Shareholders.

ITEM  7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated herein by reference to the sections entitled "Liquidity and Interest Rate Sensitivity Management" and "Table 4 - Long-term Maturity Gap and Repricing Data" in the Registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-26 and F-28 of the Financial Statement Section of the 2002 Annual Report to Shareholders.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)   1. Financial Statements
Incorporated herein by reference to the financial statements, together with the applicable report of independent accountants, are included on pages F-3 and F-18 of the Financial Statement Section of the 2002 Annual Report to Shareholders. The index for Item 8 is as follows:

                                                                  Page Number
                                                                  -----------
  (i)    Consolidated Financial Highlights for 2002 and 2001          F-1
 (ii)    Management's Responsibility for Financial Reporting          F-2
(iii)    Report of Independent Certified Public Accountants           F-3
 (ii)    Consolidated Balance Sheets December 31, 2002 and 2001       F-4
(iii)    Consolidated Statements of Income for the Years
              Ended December 31, 2002, 2001 and 2000                  F-5
 (iv)    Consolidated Statements of Changes in Stockholders'
              Equity for the Years Ended December 31, 2002,
              2001 and 2000                                           F-6
  (v)    Consolidated Statements of Cash Flows for the Years
             Ended December 31, 2002, 2001 and 2000                   F-7
 (vi)    Notes to Consolidated Financial Statements                   F-8

      2. Financial Statement Schedules

         Computation of Earnings Per Share                        Exhibit 11


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Registrant's Proxy Statement dated March 14, 2003 and filed on March 4, 2003. All transactions required pursuant to the insider trading regulations were filed on either Form 4 or Form 5 of the U.S. Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION
Incorporated herein by reference to the sections entitled "Executive Compensation and Benefits" in the Registrant's Proxy Statement dated March 14, 2003 and filed on March 4, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated herein by reference to the sections entitled "Election of Directors" and "Ownership of Equity Securities" in the Registrant's Proxy Statement dated March 14, 2002 and filed on March 4, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in Note 5 to the Consolidated Financial Statements incorporated by reference and under the caption "Certain Transactions" in the Registrant's Proxy Statement dated March 14, 2003 and filed on March 4, 2003.


ITEM 14.  CONTROLS AND PROCEDURES


                      CONCLUSION ABOUT THE EFFECTIVENESS OF DISCLOSURE
                             CONTROLS AND PROCEDURES


Evaluation of Disclosure Controls and Procedures
------------------------------------------------
We, the certifying officers have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the board of directors the following items:

No significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report financial data have been identified.

No fraud that involves management or other employees who have a significant role in the company's internal controls has been discovered.


Changes in Internal Controls
----------------------------
We, the certifying officers, indicate in this report that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our evaluation completed on February 28, 2003. There were no significant deficiencies and material weaknesses that require corrective actions.

PART IV

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         Exhibit
         Number      Description
         ------      --------------
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


(b) REPORTS ON FORM 8-K - None.






                    THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 12-18, 2003 by the undersigned, thereunto duly authorized.

THE SAVANNAH BANCORP, INC.


By:  /s/ ARCHIE H. DAVIS                    /s/ G. MIKE ODOM, JR.
     Archie H. Davis,                       G. Mike Odom, Jr.
     President and Chief Executive          Executive Vice President and
     Officer                                Chief Operating Officer
     (Principal Executive Officer)


     /s/ ROBERT B. BRISCOE
     Robert B. Briscoe
     Chief Financial Officer
     (Principal Financial and
     Accounting Officer)

Directors:

/s/  J. WILEY ELLIS                         /s/  JACK M. JONES
J. Wiley Ellis                              Jack M. Jones
Chairman of the Board

                                            /s/ AARON M. LEVY
/s/   E. JAMES BURNSED                      Aaron M. Levy
E. James Burnsed
Vice Chairman
                                            /s/  J. CURTIS LEWIS, III
                                            J. Curtis Lewis, III
/s/  RUSSELL W. CARPENTER
Russell W. Carpenter
                                            /s/  M. LANE MORRISON
                                            M. Lane Morrison
/s/  ARCHIE H. DAVIS
Archie H. Davis
                                            /s/  J. TOBY ROBERTS
                                            J. Toby Roberts, Sr.
/s/  ROBERT H. DEMERE, JR.
Robert H. Demere, Jr.
                                            /s/  JAMES W. ROYAL
                                            James W. Royal
/s/  L. CARLTON GILL
L. Carlton Gill
                                            /s/  ROBERT T. THOMPSON, JR.
                                            Robert T. Thompson, Jr.
/s/ ______________________
Robert W. Groves III

                                 CERTIFICATIONS


                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, Archie H. Davis, certify that:

1. I have reviewed this Annual Report on Form 10-K (Annual Report) of The Savannah Bancorp, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   March 5, 2003          /s/ Archie H. Davis          President & CEO
                               Archie H. Davis

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, G. Mike Odom, Jr. certify that:

1. I have reviewed this Annual Report on Form 10-K of The Savannah Bancorp,
Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   March 5, 2003       /s/ G. Mike Odom, Jr.    Executive Vice President &
                            G. Mike Odom, Jr.        and Chief Operating Officer

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, Robert B. Briscoe certify that:

1. I have reviewed this Annual Report on Form 10-K (Annual Report) of The Savannah Bancorp, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   March 5, 2003         /s/ Robert B. Briscoe      Chief Financial Officer
                              Robert B. Briscoe