Form 10-Q
period 2003-03-31
SAVANNAH BANCORP INC
filed 2003-05-12
CIK 860519

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

                  For the quarterly period ended March 31, 2003
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2003. 3,280,934 shares of Common Stock, $1.00 par value per share
===============================================================================

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                                 FORM 10-Q INDEX
                                 MARCH 31, 2003


                                                                         Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Review Report of Independent Certified Public Accountants         2
         Consolidated Balance Sheets - March 31, 2003 and 2002
            and December 31, 2002                                          3
         Consolidated Statements of Income
            For the Three Months Ended March 31, 2003 and 2002             4
         Consolidated Statements of Changes in Shareholders' Equity
            For the Three Months Ended March 31, 2003 and 2002             5
         Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 2003 and 2002             6

            Condensed Notes to Consolidated Financial Statements          7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    10-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      10-20

Item 4.  Conclusion About the Effectiveness of Disclosure Controls
            and Procedures                                                 21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 22
Item 2.  Changes in Securities and Use of Proceeds                         22
Item 3.  Defaults Upon Senior Securities                                   22
Item 4.  Submission of Matters to a Vote of Security Holders               22
Item 5.  Other Information                                                 22
Item 6.  Exhibits and Reports on Form 8-K                                  22
Signatures                                                                 23

ITEM 1. FINANCIAL STATEMENTS


            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of The Savannah Bancorp, Inc.:

                  We have reviewed the accompanying consolidated balance sheets of The Savannah Bancorp, Inc. (a Georgia Corporation) and its subsidiaries as of March 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

                  We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Atlanta, Georgia
May 6, 2003

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                             MARCH 31,  December 31,  March 31,
--------------------------------------------------------------------------------
($ in thousands, except share data)             2003        2002         2002
--------------------------------------------------------------------------------
 ASSETS                                     (Unaudited)              (Unaudited)
 Cash and due from banks                     $ 17,239    $ 34,932     $ 14,595
 Interest-bearing deposits in bank              2,662       6,061          652
 Federal funds sold                            10,528         733        4,815
 Securities available for sale, at fair
    value (amortized cost of $45,898 on
    3/31/03, $53,112 on 12/31/02 and
    $56,302 on 3/31/02)                        47,460      54,898       57,478
 Loans                                        345,847     336,775      297,651
 Less allowance for loan losses                (4,600)     (4,373)      (3,923)
--------------------------------------------------------------------------------
    Net loans                                 341,247     332,402      293,728
 Premises and equipment, net                    4,712       4,804        4,775
 Other real estate owned                          117         117         -
 Other assets                                   3,445       3,651        3,729
--------------------------------------------------------------------------------
    TOTAL ASSETS                             $427,410    $437,598     $379,772
================================================================================

 LIABILITIES
 Deposits:
   Non interest-bearing demand               $ 63,029    $ 63,450     $ 53,584
   Interest-bearing demand                     68,106      81,376       56,245
   Savings                                     15,273      14,196       13,252
   Money market accounts                       68,119      62,537       49,728
   Time, $100,000 and over                     60,059      59,989       60,726
   Other time deposits                         80,328      81,496       80,438
--------------------------------------------------------------------------------
   Total deposits                             354,914     363,044      313,973
 Federal Home Loan Bank advances               20,581      20,625       20,793
 Securities sold under repurchase
    agreements                                 14,198      14,088        9,974
 Federal funds purchased                          462       2,906          593
 Other liabilities                              2,075       2,179        2,008
--------------------------------------------------------------------------------
    TOTAL LIABILITIES                         392,230     402,842      347,341
--------------------------------------------------------------------------------

 Commitments and contingencies
 SHAREHOLDERS' EQUITY
   Common stock, par value $1 per share:
     authorized 20,000,000 shares; issued
     3,290,223 on 3/31/03 and 2,991,378 on
     12/31/02 and 3/31/02, respectively         3,290       2,991        2,991
   Preferred stock, par value $1 per share:
     Authorized 10,000,000 shares, none issued   -           -            -
   Contributed capital                         25,108      18,557       18,554
   Retained earnings                            5,974      12,261       10,303
   Treasury stock, 9,289, 8,450 and
     8,180 shares at 3/31/03, 12/31/02
     and 3/31/02, respectively                   (161)       (161)        (147)
   Accumulated other comprehensive income         969       1,108          730
--------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                 35,180      34,756       32,431
--------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                 $427,410    $437,598     $379,772
================================================================================
See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                      FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
--------------------------------------------------------------------------------
($ in thousands, except share data)                       2003           2002
--------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                    $5,042         $4,983
Investment securities:
   Taxable                                                  504            724
   Non-taxable                                               93            109
Deposits with banks                                          10              6
Federal funds sold                                           28             16
--------------------------------------------------------------------------------
   Total interest income                                  5,677          5,838
--------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                  1,411          1,922
Federal Home Loan Bank advances                             255            257
Other borrowings                                             67             69
--------------------------------------------------------------------------------
   Total interest expense                                 1,733          2,248
--------------------------------------------------------------------------------
NET INTEREST INCOME                                       3,944          3,590
Provision for loan losses                                   270            156
--------------------------------------------------------------------------------
Net interest income after
   provision for loan losses                              3,674          3,434
--------------------------------------------------------------------------------
OTHER INCOME
Trust Fees                                                   92             84
Service charges on deposit accounts                         406            325
Mortgage origination fees                                   383            240
Other income                                                121            104
--------------------------------------------------------------------------------
   Total other income                                     1,002            753
--------------------------------------------------------------------------------
OTHER EXPENSE
Salaries and employee benefits                            1,858          1,537
Occupancy expense                                           204            183
Equipment expense                                           209            179
Other operating expenses                                    807            780
--------------------------------------------------------------------------------
   Total other expense                                    3,078          2,679
--------------------------------------------------------------------------------
Income before provision for income taxes                  1,598          1,508
Provision for income taxes                                  521            479
--------------------------------------------------------------------------------
NET INCOME                                               $1,077         $1,029
================================================================================

NET INCOME PER SHARE:
   Basic                                                 $ 0.33         $ 0.31
================================================================================
   Diluted                                               $ 0.32         $ 0.31
================================================================================
See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                              Accumulated
                                                                                                 Other
                                         Common    Stock   Contributed  Retained   Treasury   Comprehensive
($ in thousands,  except share data)     Shares    Amount    Capital    Earnings     Stock    Income (Loss)      Total
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001             2,991,378   $2,991    $18,754     $9,751      $(457)      $ 1,032        $32,071

Comprehensive income:
Net income                                                                1,029                                   1,029
Change in unrealized  gains on
  securities available for sale,
  net of tax                                                                                        (302)          (302)
                                                                                                                -------
  Total comprehensive income                                                                                        727

Cash dividends - $.145 per share                                           (477)                                   (477)

Exercise of options                                             (200)                  310                          110
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                2,991,378   $2,991    $18,554    $10,303      $(147)      $   730        $32,431
=======================================================================================================================

Balance, December 31, 2002             2,991,378   $2,991    $18,557    $12,261      $(161)      $ 1,108        $34,756

Comprehensive income:
Net income                                                                1,077                                   1,077
Change in unrealized  gains on
  securities available for sale,
  net of tax                                                                                        (139)          (139)
                                                                                                                -------
  Total comprehensive income                                                                                        938

Cash dividends - $.155 per share                                          (514)                                    (514)

Ten percent stock dividend               298,845       299      6,551    (6,850)                                    -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                3,290,223    $3,290    $25,108    $5,974      $(161)      $   969        $35,180
=======================================================================================================================

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)






                                                                 FOR THE
                                                           THREE MONTHS ENDED
($ in thousands)                                                 MARCH 31,
--------------------------------------------------------------------------------
OPERATING ACTIVITIES                                         2003        2002
--------------------------------------------------------------------------------
Net income                                                 $ 1,077     $ 1,029
Adjustments to reconcile net income to cash
  provided by operating activities:
    Provision for loan losses                                  270         156
    Depreciation of premises and equipment                     177         160
    Amortization of investment securities discount-net          73           9
    Decrease in other assets                                   269          19
    Decrease in other liabilities                              (82)       (173)
--------------------------------------------------------------------------------
    Net cash provided by operating activities                1,784       1,200
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of investment securities                          (7,190)       -
Proceeds from maturities of investment securities           14,331       6,688
Net increase in loans made to customers                     (9,115)    (13,087)
Capital expenditures                                           (85)        (71)
--------------------------------------------------------------------------------
    Net cash used in investing activities                   (2,059)     (6,470)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net (decrease) increase in demand, savings
   and money market deposits                                (7,032)      7,943
Net decrease in certificates of deposit                     (1,098)     (3,593)
Net increase  in securities sold under agreements
   to repurchase                                               110       1,391
Net decrease in FHLB advances                                  (44)        (43)
Net decrease in federal funds purchased                     (2,444)     (2,209)
Dividend payments                                             (514)       (477)
Exercise of options                                             -           87
--------------------------------------------------------------------------------
    Net cash (used in) provided by financing activities    (11,022)      3,099
--------------------------------------------------------------------------------
(DECREASE) IN CASH AND CASH EQUIVALENTS                    (11,297)     (2,171)
Cash and cash equivalents at beginning of period            41,726      22,233
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $30,429     $20,062
================================================================================
See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE-MONTH PERIOD
                         ENDING MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2002.


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", ("Interpretation No. 45"), which addresses the accounting for and disclosures of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. (See Note 7, "Commitments and Contingencies.") In accordance with Interpretation No. 45, the Company will apply the initial recognition and measurement provisions on a prospective basis for all guarantees within the scope of Interpretation No. 45 issued or modified after December 31, 2002. This statement did not have a material impact on the financial statements.

In January 2003, the FASB Issued Interpretation No. 46, "Consolidated Financial Statements" ("Interpretation No. 46"), which addresses consolidation by business enterprises of variable interest entities that have certain characteristics. In general, Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual return or both. An entity that meets this definition is considered the "primary beneficiary". Interpretation No. 46 requires disclosures about variable interest entities by the primary beneficiary and an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 provides for exceptions to the scope of this interpretation including transfers to qualifying special purpose entities subject to the reporting of Statement No. 140, which would not be consolidated. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. Interpretation No. 46 applies in the first fiscal year, or interim period, beginning after June 15, 2003 to variable interests entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This statement did not have a material impact on the financial statements.

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

NOTE 3 - SHARES USED IN COMPUTING NET INCOME PER SHARE

The Board of Directors declared a 10 percent stock dividend on January 28, 2003. The record date for distribution of the stock dividend was February 10, 2003 and the payable date was February 24, 2003. Net income per share and average share amounts have been restated to give the effect of the 10 percent additional shares outstanding in the earliest period presented. Net income per diluted share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted-average shares outstanding after adjusting for a ten percent stock dividend were approximately 3,337,000 and 3,321,000 for the first quarters of 2003 and 2002, respectively. They included approximately 56,000 and 43,000 common equivalent shares in 2003 and 2002, respectively.

NOTE 4 - ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company did not issue any options in the first quarter 2003 or 2002 and therefore no impact on reported results.

The Company has one stock-based employee compensation plan. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123), the Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and its related interpretations. Because all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company's application of APB 25. Additionally, the Company did not issue any options to non-employees for the three months ended March 31, 2003 or March 31, 2002, respectively.

The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                            2003       2002
                                                           ------     ------
       Net Income - as reported                            $1,077     $1,029
       Stock-based employee compensation expense,
          determinedunder fair value basis, net of tax        (26)       (23)
                                                           ------     ------
       Net Income - pro forma                              $1,051     $1,006
                                                           ======     ======
       Net Income per share - basic - as reported          $ 0.33     $ 0.31
       Net Income per share - basic -  pro forma           $ 0.32     $ 0.31

       Net Income per share - diluted - as reported        $ 0.32     $ 0.31
       Net Income per share - diluted - pro forma          $ 0.31     $ 0.30


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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; competitors' products and services; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at March 31, 2003 and December 31, 2002 and results of operations for the quarters ended March 31, 2003 and 2002, the following analysis should be reviewed along with other information including the Company's December 31, 2002 Annual Report on Form 10-K.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                       FIRST QUARTER FINANCIAL HIGHLIGHTS
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)
BALANCE SHEET DATA                                                     Percent
AT MARCH 31                                 2003          2002         Change
--------------------------------------------------------------------------------
( thousands, except per share data)

Total assets                              $427,410      $379,772         13
Interest-earning assets                    402,857       359,015         12
Loans                                      345,847       297,651         16
Allowance for loan losses                    4,600         3,923         17
Nonperforming assets                         2,271           490        363
Deposits                                   354,914       313,973         13
Interest-bearing liabilities               327,126       291,749         12
Shareholders' equity                        35,180        32,431          8.5
Allowance for possible
   loan losses to total loans                 1.33%         1.32%         0.8
Loan to deposit ratio                        97.45%        94.80%         2.8
Equity to assets                              8.23%         8.54%        (3.6)
Tier 1 capital to risk-
   weighted assets                            9.92%        10.71%        (7.4)
Book value per share *                    $  10.72      $   9.88          8.5
Outstanding shares *                         3,281         3,282          0.0
Market value per share *                  $  22.80      $  18.42         24

KEY PERFORMANCE DATA                                                   Percent
FOR THE FIRST QUARTER                       2003          2002         Change
--------------------------------------------------------------------------------
NET INCOME                                $  1,077      $  1,029          4.7
Return on average assets                      1.04%         1.11%        (0.6)
Return on average equity                     12.49%        12.88%        (3.1)
Net interest margin                           4.06%         4.17%        (2.6)
Efficiency ratio                             62.23%        61.69%          .9

PER SHARE DATA: *
Net income - basic                        $   0.33      $   0.31          6.5
Net income - diluted                      $   0.32      $   0.31          3.2
Dividends                                 $   0.155     $   0.145         6.9

AVERAGE SHARES: *
Basic                                        3,281         3,278          0.1
Diluted                                      3,337         3,321          0.5

* - 2002 restated for a 10 percent stock dividend in February, 2003

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                 HISTORICAL NET INCOME, SHARE AND PER SHARE DATA
                     RESTATEMENT FOR 5 YEARS AND 5 QUARTERS
                       (thousands, except per share data)
                                   (UNAUDITED)

The following tables show per share information for the most recent 5 years and 5 quarters. Share and per share information have been restated to reflect the effect of a 10 percent stock dividend with a record date of February 10, 2003, an ex-dividend date of February 6 and a distribution date of February 24.

FOR THE MOST RECENT FIVE YEARS
                                   2002      2001      2000     1999       1998
                                 -------   -------   -------   -------   -------
Net income                       $ 4,508   $ 4,358   $ 4,292   $ 3,533   $ 2,626

AVERAGE SHARES
Basic                              3,280     3,254     3,272     3,272     3,220
Diluted                            3,328     3,312     3,325     3,352     3,340

NET INCOME PER SHARE
Basic                            $  1.37   $  1.34   $  1.31   $  1.08   $  0.82
Diluted                          $  1.35   $  1.32   $  1.29   $  1.05   $  0.79

Dividends per share              $  0.61   $  0.56   $  0.47   $  0.38   $  0.28

MARKET PRICE PER COMMON SHARE
High                             $ 22.10   $ 22.73   $ 17.98   $ 20.66   $ 25.62
Low                                17.73     15.50     14.05     15.70     17.36
Close                              19.06     18.55     15.91     16.28     21.49
AT DECEMBER 31
Shareholders' equity             $34,756   $32,071   $28,656   $25,231   $24,475
Outstanding shares                 3,281     3,263     3,261     3,278     3,246
Book value per share             $ 10.59   $  9.83   $  9.66   $  8.46   $  7.54

                                   (continued)

                                   (continued)

FOR THE MOST RECENT FIVE QUARTERS
                                   2003                    2002
                                 -------   -------------------------------------
                                  FIRST    FOURTH     THIRD    SECOND     FIRST
                                 QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                 -------   -------   -------   -------   -------
NET INCOME                       $ 1,077   $ 1,153   $ 1,192   $ 1,134   $ 1,029

AVERAGE SHARES
Basic                              3,281     3,281     3,281     3,282     3,278
Diluted                            3,336     3,329     3,329     3,330     3,322

NET INCOME PER SHARE
Basic                            $ 0.328   $ 0.351   $ 0.363   $ 0.345   $ 0.314
Diluted                            0.323     0.346     0.358     0.341     0.310

Dividends per share                0.155     0.155     0.155     0.155     0.145

MARKET PRICE PER COMMON SHARE
High                             $ 24.00   $ 20.69   $ 22.10   $ 22.00   $ 18.64
Low                                18.85     18.36     17.73     18.35     17.73
Close                              22.80     19.06     19.86     22.00     18.42
AT QUARTER-END
Shareholders' equity             $35,180   $34,756   $34,230   $33,409   $32,431
Outstanding shares                 3,281     3,281     3,281     3,281     3,282
Book value per share             $ 10.72   $ 10.59   $ 10.43   $ 10.18   $  9.88

FINANCIAL CONDITION AND CAPITAL RESOURCES

BALANCE SHEET ACTIVITY

The major changes in the year-to-date assets and liabilities for the current year and the prior year of the Company are shown in the consolidated statements of cash flows. The increase in loans of $9.1 million in the first three months 2003 was funded primarily by net proceeds of $7.1 million of investment securities. Approximately $16 million of temporary public fund deposits in the December 31, 2002 deposit balances were not in the March 31, 2003 balances.

The Company has classified all investment securities as available for sale. During the first three months of 2003, U.S. Treasury market rates have fallen 15-20 basis points for two-year bonds. The two-year rates have fallen 125-150 basis points from the first quarter 2002 causing an increase in net unrealized gains on available for sale securities. These amounts are included in shareholders' equity at March 31, 2003 and 2002 and December 31, 2002, respectively, in other accumulated comprehensive income.

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

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's continuing and quarterly evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at March 31, 2003. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations, and concentrations of credit. Other factors affecting the allowance are market interest rates, portfolio maturity and composition, collateral values and general economic conditions. Finally, management's assessment of probable losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans is considered in establishing the allowance amount. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved.

Management maintains an allowance for loan losses which it believes is adequate to cover probable losses in the loan portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions, events, and other factors affecting loans which are believed to be reasonable, but which may or may not prove valid. While it is the Company's policy to provide for the loan losses in the current period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends, and conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. No assurance can be given that the Company will not in any particular period sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges or credits to earnings. The allowance for loan losses is also subject to review by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examination could result in required changes to the allowance for loan losses. No adjustment in the allowance or significant adjustments to the Bank's internal classified loans were made as a result of the subsidiary bank's most recent examination performed by the Office of the Comptroller of the Currency as of December 31, 2002 and the Georgia Department of Banking and Finance as of March 31, 2003.

The allowance for loan losses totaled $4.600 million, or 1.33 percent of total loans, at March 31, 2003. This is compared to an allowance of $4.373 million, or 1.30 percent of total loans, at December 31, 2002. For the three months ended March 31, 2003, the Company reported net charge-offs of $43,000, or
0.05 percent (annualized) of average loans. This is compared to net charge-offs of $59,000, or 0.08 percent (annualized) of average loans, for the comparable period of 2002. Provision for loan losses of $270,000 was added to the allowance for loan losses due to higher levels of non-performing assets and the 16 percent growth in the loan portfolio as compared to the prior year.

The Company's nonperforming assets consist of other real estate owned, loans on nonaccrual basis and loans which are contractually past due 90 days or more on which interest is still being accrued. Other real estate owned of $117,000 consists of one foreclosed property at March 31, 2003 and $0 at March 31, 2002. Nonaccrual loans and loans past due 90 days and greater totaled $2,154,000, or
0.62 percent of gross loans, at March 31, 2003 compared to $490,000, or 0.16 percent of gross loans, at March 31, 2002. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. The increase in nonaccrual loans is attributable to one SBA enhanced credit for $1,597,000 being placed in nonaccrual status in the fourth quarter of 2002, for which the Company anticipates no significant loss.

Impaired loans under Statement of Financial Accounting Standards 114, which were on non-accrual status, totaled $2,078,000 and $405,000 at March 31, 2003 and 2002, respectively.


CAPITAL ADEQUACY
The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of March 31, 2003, the subsidiary banks exceed the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $35.2 million, or 8.73 percent of total assets at March 31, 2003. Tier 1 Capital is 9.92 percent of Risk-Weighted Assets at the same date. The strong capital and earnings ratios allow the Company to continue its aggressive growth objectives.

RESULTS OF OPERATIONS

FIRST QUARTER 2003 COMPARED WITH FIRST QUARTER 2002

Net income for the first quarter 2003 was $1,077,000, up 4.7 percent from $1,029,000 in the first quarter 2002. This represents annualized returns of
12.49 percent on average equity and 1.04 percent on average assets for the first quarter, 2003. Diluted earnings per share were 32 cents in the first quarter, 2003 compared to 31 cents for the same period in 2002, an increase of 3.2 percent. Earnings per share was restated in 2002 to reflect a 10 percent stock dividend in February, 2003.

Net interest income was $3,944,000 as compared to $3,590,000 in 2002, an increase of $354,000, or 9.9 percent. Average loans were $339.2 million, or 16 percent higher in the first quarter 2003 as compared $292.8 million in the first quarter 2002. The average loan to deposit ratio increased to 97 percent in 2003 as compared to 95 percent in 2002. The prime rate remained at 4.75 percent during the first quarter 2003. The net yield on interest earning assets decreased to 4.06 percent in 2003 from 4.17 percent in 2002, as shown in Table 2, primarily as a result of the 50 basis point decline in the prime rate in November 2002.

The provision for loan losses was $270,000 for the first quarter of 2003, compared to $156,000 for the comparable period of 2002. Changes in the provision each year are impacted as discussed under the "Allowance for Loan Losses" section above. Loan growth was $9.1 million for the quarter ended March 31, 2003 and $13.0 million for the first quarter 2002.

Other operating income was $1,002,000 in 2003 compared to $753,000 in 2002, an increase of $249,000 or 33 percent. Service charge on deposit accounts increased $81,000 due to higher NSF charges and lower earnings credits on commercial accounts. Other income included mortgage origination fees of $383,000 and $240,000 in 2003 and 2002, respectively. Lower mortgage loan interest rates caused increases in mortgage origination volumes and fees throughout the industry. Trust income was $92,000 in the first quarter of 2003, compared to $84,000 in the same period of 2002.

Other expenses were $3,078,000 in 2003 compared to $2,679,000 in 2002, an increase of $399,000, or 15 percent. Personnel expense increased $321,000, or
20.9 percent in 2003. The Company operated in early 2002 with a number of unfilled positions. Many of the positions were filled in the second quarter of 2002. Approximately $85,000 of salary and benefit increases are directly related to commissions and benefits on additional mortgage loan origination fees of $143,000. Increased occupancy and equipment expenses of approximately $51,000 include approximately $30,000 related to operations space leased in June 2002. Depreciation expense on improvements and upgraded premises, hardware and software comprise most the remaining increase. Although total other expenses are significantly higher compared to the first quarter 2002 they are actually lower than the fourth quarter 2002. This first quarter 2002 did not include the additional space, two senior vice presidents or the higher levels of mortgage commissions.

The provision for income taxes was $521,000 in 2003 and $479,000 in 2002. The effective federal and state tax rates were 32.6 percent and 31.8 percent in 2003 and 2002, respectively. The increase in the effective rate was due primarily to lower tax-exempt income on investments in 2003. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

ITEM 3.  LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

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

During the first three months of 2003 loans increased $9.1 million to $345.8 million, and deposits decreased $8.1 million to $354.9 million. Approximately $16 million of temporary public fund deposits in the December 31, 2002 deposit balances were not in the March 31, 2003 balances. The very low deposit interest rates have resulted in customers moving out of time deposits and into other deposit types or alternative investments. The loan to deposit ratio increased to 97 percent at March 31, 2003 from 93 percent at December 31, 2002.

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

Both subsidiary banks have a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta ("FHLB"). Under these agreements, the banks have credit lines up to 75 percent of the book value of their 1-4 family first mortgage loans, or approximately $57.1 million as of March 31, 2003. In addition, the banks had approximately $5.7 million fair value of investment securities pledged as collateral at the FHLB. In aggregate, the Company had secured borrowing capacity of approximately $62.5 million of which $20.6 million was advanced at March 31, 2003. These credit arrangements serve as a core-funding source as well as liquidity backup for the banks. The Savannah Bank, N.A. and Bryan Bank & Trust have credit lines approved by the FHLB of 20 percent and 16 percent of assets, respectively, subject to the FHLB collateral requirements. The subsidiary banks also have $24.5 million of temporary conditional federal funds borrowing lines available from correspondent banks.

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

The Company's asset-sensitive cash flow maturity and repricing gap at March 31, 2003, was $47.5 million at one year, or 12 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $22.4 million, or 6 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap.

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

Management monitors interest rate risk on a quarterly basis using rate-sensitivity gap analysis, rate shock simulation and performance forecasting measures. If and when interest rate risk measures are outside of policy tolerances, specific actions to return interest rate risk to acceptable levels are reported to the Board by management. Management is in the midst of enhancing its interest rate risk reporting systems to provide better information on a more frequent basis. These capabilities are especially valuable during a period of volatile interest rates.

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At March 31, 2003, the Company had unfunded commitments to extend credit of $75.8 million and outstanding stand-by letters of credit of $5.3 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

TABLE 1 - LONG-TERM MATURITY GAP AND REPRICING DATA

The following is the long-term maturity and repricing data for the Company as of March 31, 2003:



($ in 000's)                                     0-3        3 - 12      1 - 3      3 - 5       Over 5
INTEREST-BEARING ASSETS           Immediate     Months      Months      Years       Years       Years       Total
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
Investment securities              $    -      $  3,600    $  6,403    $ 18,027    $  3,578    $ 14,290    $ 45,898
Interest-bearing deposits             2,662         -           -           -           -           -         2,662
Federal funds sold                   10,528         -           -           -           -           -        10,528
Loans - fixed rates                     -        19,096      43,396      74,059      24,738       8,138     169,427
Loans - variable rates              174,342         -           -           -           -           -       174,342
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
Total interest-earning assets       187,532      22,696      49,799      92,086      28,316      22,428     402,857
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------

INTEREST BEARING DEPOSITS:

NOW and savings **                   16,675       8,338      25,014      33,352         -           -        83,379
Money market accounts  **            20,492       6,641      20,493      20,493         -           -        68,119
Time, $100 and over                     -        14,531      30,968       8,219       6,341         -        60,059
Other time                              -        16,002      38,519      16,294       9,477          36      80,328
Federal Home Loan Bank Advances         -            63         152      15,445       1,398       3,523      20,581
Other borrowings                     14,660         -           -           -           -           -        14,660
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
Total interest-bearing
liabilities                          51,827      45,575     115,146      93,803      17,216       3,559     327,126
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------

GAP-EXCESS ASSETS (LIABILITIES)     135,705     (22,879)    (65,347)     (1,717)     11,100      18,869      75,731
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------

GAP-CUMULATIVE - 3/31/03           $135,705    $112,826    $ 47,479    $ 45,762    $ 56,862    $ 75,731    $ 75,731
                                  =========   =========   =========   =========   =========   =========   =========

CUMULATIVE SENSITIVITY RATIO *         3.62        2.16        1.22        1.15        1.18        1.23        1.23
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

                 SELECTED STATISTICAL INFORMATION OF THE COMPANY

The following statistical information is provided for the Company for the quarter ended March 31, 2003 and 2002. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this report. The Company has no foreign operations and, accordingly, there are no assets or liabilities attributable to foreign operations.


TABLE 2 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - FIRST QUARTER 2003
          AND 2002

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during the first quarter of 2003 and 2002.


                                                                                                    (a) Variance
     Average Balance      Average Rate                                     Interest                Attributable to
    -------------------  ----------------                              ----------------    Vari-   ---------------
      2003       2002     2003     2002                                 2003      2002     ance     Rate    Volume
   --------   --------   ------   ------                               ------    ------   ------   ------   ------
    ( $ in Thousands)          (%)        TAXABLE-EQUIVALENT              (Thousands)                 (Thousands)
                                          INTEREST INCOME AND FEES (B)
      3,940      1,413     1.03     1.72  Interest-bearing deposits    $   10    $    6   $    4   $   (2)  $    6
     41,111     50,228     4.97     5.85  Investments - taxable           504       724     (220)    (108)    (112)
      7,571      8,768     9.00     8.65  Investments - non-taxable       168       187      (19)       8      (27)
      9,494      3,939     1.20     1.65  Federal funds sold               28        16       12       (4)      16
    339,217    292,778     6.03     6.90  Loans (c)                     5,042     4,983       59     (631)     690
   --------   --------                                                 ------    ------   ------
    401,333    357,126     5.81     6.72  Total int.-earning assets     5,752     5,916     (164)    (738)     574
                                                                       ------    ------   ------
     19,933     19,824                    Non-earning assets
   --------   --------
   $421,266   $376,950                    Total assets
   ========   ========

                                          INTEREST EXPENSE
                                          Deposits
     68,922     53,497     0.34      .60     NOW accounts                  58        79      (21)     (34)      13
     14,553     12,691     0.75      .99     Savings accounts              27        31       (4)      (7)       3
     64,462     49,427     1.22     1.88     Money market accounts        194       229      (35)     (80)      45
     60,179     60,451     3.32     4.45     CD's, $100M or more          492       664     (172)    (170)      (2)
     80,673     81,966     3.22     4.55     Other time deposits          640       919     (279)    (269)     (10)
   --------   --------                                                 ------    ------   ------
                                          Total interest-bearing
    288,789    258,032     1.98     3.02     deposits                   1,411     1,922     (511)    (559)      48
     20,594     20,806     5.02     5.01  FHLB advances                   255       257       (2)       1       (3)
     17,063     13,468     1.59     2.08  Other borrowings                 67        69       (2)     (16)      14
   --------   --------     ----     ----                               ------    ------   ------
                                          Total interest-bearing
    326,446    292,306     2.15     3.12     liabilities                1,733     2,248     (515)    (575)      60
   --------   --------     ----     ----                               ------    ------   ------   ------   ------
     57,919     49,837                    Non-int bearing deposits
      1,919      2,414                    Other liabilities
     34,982     32,393                    Stockholders' equity
    --------  --------
    421,266    376,950                    Liabilities and equity
   ========   ========
                           3.66     3.60  Interest rate spread
                           ====     ====  Net interest income          $4,019    $3,668   $  351   $ (163)  $  514
                                                                       ======    ======   ======   ======   ======
                           4.06     4.17  Net interest margin
                           ====     ====
     74,887     64,820                    Net earning assets
    =======   ========
                                          Total average deposits
                                          and average cost of
    346,708    307,869     1.65     2.53  deposits
    =======    =======     ====     ====
      98 %       95 %                     Average loan to deposit ratio

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

We, the certifying officers, indicate in this report that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our evaluation completed on March 31, 2003. There were no significant deficiencies and material weaknesses that require corrective actions.

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

Item 5.       Other information.  None

Item 6.       Exhibits and Reports on Form 8-K

     a.       Exhibits

Exhibit 11.   Computation of Per Share Earnings*

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               *  Data required by Statement of Financial Accounting Standards
                  No. 128,    Earnings per Share, is provided in Note 3 to the
                  condensed consolidated financial statements in this report.

     b.        Reports on Form 8-K during the quarter ended March 31, 2003.
               Fourth Quarter 2002 Earnings Release - Regulation FD Disclosures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            The Savannah Bancorp, Inc.
                                        -------------------------------
                                                 (Registrant)


Date  5/12/03                            /s/ Archie H. Davis
      ------                            -------------------
                                        Archie H. Davis -
                                        President & CEO


Date  5/12/03                            /s/ G. Mike Odom, Jr.
      ------                            ---------------------
                                        G. Mike Odom, Jr. -
                                        Executive Vice President & COO


Date  5/12/03                            /s/ Robert B. Briscoe
      ------                            ---------------------
                                        Robert B. Briscoe -
                                        Chief Financial Officer