Form 10-Q
period 2003-06-30
SAVANNAH BANCORP INC
filed 2003-08-12
CIK 860519

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

                     For the quarterly period ended June 30, 2003
                                       or
              [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                       N/A
             ------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2003. 3,281,902 shares of Common Stock, $1.00 par value per share

================================================================================

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                                 FORM 10-Q INDEX
                                  JUNE 30, 2003



                                                                         Page
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Review Report of Independent Certified Public Accountants        2
          Consolidated Balance Sheets - June 30, 2003 and 2002
             and December 31, 2002                                         3
          Consolidated Statements of Income
             For the Three and Six Month Periods Ended June 30, 2003
             and 2002                                                      4
          Consolidated Statements of Changes in Shareholders' Equity
             For the Six Months Ended June 30, 2003 and 2002               5
          Consolidated Statements of Cash Flows
             For the Six Months Ended June 30, 2003 and 2002               6

          Condensed Notes to Consolidated Financial Statements            7-9

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     10-21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     10-21

Item 4.   Conclusion About the Effectiveness of Disclosure Controls
           and Procedures                                                 22


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               23
Item 2.   Changes in Securities and Use of Proceeds                       23
Item 3.   Defaults Upon Senior Securities                                 23
Item 4.   Submission of Matters to a Vote of Security Holders             23
Item 5.   Other Information                                               23
Item 6.   Exhibits and Reports on Form 8-K                                23
Signatures                                                                24

ITEM 1. FINANCIAL STATEMENTS


            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of The Savannah Bancorp, Inc.:

               We have reviewed the accompanying consolidated balance sheets of The Savannah Bancorp, Inc. (a Georgia Corporation) and its subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of income for the three and six-month periods ended June 30, 2003 and 2002, and changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Atlanta, Georgia
August 6, 2003

                  THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                JUNE 30,  December 31,  June 30,
--------------------------------------------------------------------------------
($ in thousands, except share data)                2003       2002        2002
--------------------------------------------------------------------------------
ASSETS                                         (Unaudited)           (Unaudited)
Cash and due from banks                         $ 16,359   $ 34,932    $ 17,595
Interest-bearing deposits in FHLB                 15,817      6,061       7,993
Federal funds sold                                12,959        733      10,235
Securities available for sale, at
   fair value (amortized cost of $42,358 on
   6/30/03, $53,112 on 12/31/02 and $51,805
   on 6/30/02)                                    43,958     54,898      53,569
 Loans                                           354,908    336,775     308,697
 Less allowance for loan losses                   (4,797)    (4,373)     (4,041)
--------------------------------------------------------------------------------
   Net loans                                     350,111    332,402     304,656
 Premises and equipment, net                       4,667      4,804       4,774
 Other real estate owned                             117        117         -
 Other assets                                      8,370      3,651       3,722
--------------------------------------------------------------------------------
   TOTAL ASSETS                                 $452,358   $437,598    $402,544
--------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Non interest-bearing demand                   $ 70,294   $ 63,450    $ 56,024
  Interest-bearing demand                         82,025     81,376      60,816
  Savings                                         15,727     14,196      13,378
  Money market accounts                           66,665     62,537      56,091
  Time, $100,000 and over                         61,643     59,989      64,362
  Other time deposits                             78,678     81,496      83,492
--------------------------------------------------------------------------------
   Total deposits                                375,032    363,044     334,163
 Federal Home Loan Bank advances                  20,517     20,625      20,730
 Securities sold under repurchase agreements      15,264     14,088      12,141
 Federal funds purchased                           4,040      2,906         305
 Other liabilities                                 1,649      2,179       1,796
--------------------------------------------------------------------------------
   TOTAL LIABILITIES                             416,502    402,842     369,135
--------------------------------------------------------------------------------

 Commitments and contingencies
 SHAREHOLDERS' EQUITY
   Common stock, par value $1 per share:
     authorized 20,000,000 shares; issued
     3,290,223 on 6/30/03 and 2,991,378 on
     12/31/02 and 6/30/02, respectively            3,290      2,991       2,991
   Preferred stock, par value $1 per share:
      Authorized 10,000,000 shares, none issued      -          -           -
   Contributed capital                            25,109     18,557      18,555
   Retained earnings                               6,612     12,261      10,930
   Treasury stock, 8,321, 8,450 and 8,440
      shares at 6/30/03, 12/31/02 and 6/30/02,
      respectively                                  (147)      (161)       (160)
   Accumulated other comprehensive income            992      1,108       1,093
--------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                     35,856     34,756      33,409
--------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $452,358   $437,598    $402,544
--------------------------------------------------------------------------------

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                       (thousands, except per share data)


                                     FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                            ENDED                  ENDED
                                           JUNE 30,               JUNE 30,
                                     -------------------    -------------------
                                       2003       2002        2003       2002
                                     --------   --------    --------   --------
Interest income                        $5,735     $5,894     $11,412    $11,732
Interest expense                        1,691      2,162       3,424      4,410
                                     --------   --------    --------   --------
NET INTEREST INCOME                     4,044      3,732       7,988      7,322
Provision for loan losses                 265        156         535        312
                                     --------   --------    --------   --------
Net interest income after
  provision for loan losses             3,779      3,576       7,453      7,010
                                     --------   --------    --------   --------
OTHER INCOME
Trust fees                                100        104         192        188
Service charges on deposit accounts       394        413         800        738
Mortgage origination fees                 505        249         888        489
Other income                              129        113         250        217
                                     --------   --------    --------   --------
    Total other income                  1,128        879       2,130      1,632
                                     --------   --------    --------   --------
OTHER EXPENSE
Salaries and employee benefits          1,909      1,570       3,767      3,107
Occupancy expense                         216        222         420        405
Equipment expense                         198        178         407        357
Other operating expenses                  818        790       1,625      1,570
                                     --------   --------    --------   --------
    Total other expense                 3,141      2,760       6,219      5,439
                                     --------   --------    --------   --------
    Income before provision for
      income taxes                      1,766      1,695       3,364      3,203
    Provision for income taxes            603        561       1,124      1,040
                                     --------   --------    --------   --------
      NET INCOME                       $1,163     $1,134      $2,240     $2,163
                                     ========   ========    ========   ========
      NET INCOME PER SHARE:
         BASIC                         $ 0.35     $ 0.35      $ 0.68     $ 0.66
                                     ========   ========    ========   ========

         DILUTED                       $ 0.35     $ 0.34      $ 0.67     $ 0.65
                                     ========   ========    ========   ========

     See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                   Accumulated
                                                                                      Other
($ in thousands, except         Common   Stock   Contributed   Retained  Treasury  Comprehensive
share data)                     Shares   Amount    Capital     Earnings    Stock   Income (Loss)    Total
---------------------------------------------------------------------------------------------------------
Balance, December 31, 2001    2,991,378  $2,991   $18,754       $9,751    $(457)     $1,032       $32,071

Comprehensive income:
Net income                                                       2,163                              2,163
Change in unrealized gains
  on securities available for
  sale, net of tax                                                                       61            61
                                                                                                   ------
  Total comprehensive income                                                                        2,224

Cash dividends - $.30 per share                                   (984)                              (984)

Exercise of options                                  (199)                  338                       139

Purchase of treasury stock                                                  (41)                      (41)
                              ---------------------------------------------------------------------------
Balance, June 30, 2002        2,991,378  $2,991   $18,555      $10,930    $(160)     $1,093       $33,409
                              ===========================================================================

Balance, December 31, 2002    2,991,378  $2,991   $18,557      $12,261    $(161)     $1,108       $34,756

Comprehensive income:

Net income                                                       2,240                              2,240
Change in unrealized gains
  on securities available for
  sale, net of tax                                                                     (116)         (116)
                                                                                                   -------
  Total comprehensive income                                                                        2,124

Cash dividends - $.315 per share                                (1,039)                            (1,039)

Exercise of options                                     1                    14                        15

Ten percent stock dividend      298,845     299     6,551       (6,850)                               -
                              ---------------------------------------------------------------------------
Balance, June 30, 2003        3,290,223  $3,290   $25,109      $ 6,612    $(147)     $  992       $35,856
                              ===========================================================================

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                FOR THE
                                                            SIX MONTHS ENDED
($ in thousands)                                                JUNE 30,
                                                           --------------------
OPERATING ACTIVITIES                                         2003        2002
                                                           --------    --------
Net income                                                  $ 2,240     $ 2,163
Adjustments to reconcile net income to cash
  provided by operating activities:
    Provision for loan losses                                   535         312
    Depreciation of premises and equipment                      332         323
    Amortization of investment securities discount-net          153          30
    Decrease in other assets                                    351        (155)
    Decrease in other liabilities                              (530)       (424)
-------------------------------------------------------------------------------
      Net cash provided by operating activities               3,081       2,249
-------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of investment securities                           (9,724)     (2,717)
Proceeds from maturities of investment securities            20,324      13,879
Net increase in loans made to customers                     (18,244)    (24,171)
Capital expenditures                                           (194)       (233)
Deposit on bank owned life insurance                         (5,000)        -
-------------------------------------------------------------------------------
      Net cash used in investing activities                 (12,838)    (13,242)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in demand, savings and money
   market deposits                                           13,152      21,443
Net (decrease) increase in certificates of deposit           (1,164)      3,097
Net increase in securities sold under agreements
   to repurchase                                              1,176       3,558
Net decrease in FHLB advances                                  (108)       (106)
Net increase (decrease) in federal funds purchased            1,134      (2,497)
Dividend payments                                            (1,039)       (984)
Purchase of treasury stock                                      -           (41)
Exercise of options                                              15         113
-------------------------------------------------------------------------------
      Net cash provided by financing activities              13,166      24,583
-------------------------------------------------------------------------------
INCREASE  IN CASH AND CASH EQUIVALENTS                        3,409      13,590
Cash and cash equivalents at beginning of period             41,726      22,233
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $45,135     $35,823
===============================================================================

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX-MONTH PERIODS
                          ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", ("Interpretation No. 45"), which addresses the accounting for and disclosures of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements were effective for interim and annual financial statements ending after December 15, 2002. This statement did not have a material impact on the financial statements.

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

NOTE 3 - SHARES USED IN COMPUTING NET INCOME PER SHARE

The Board of Directors declared a 10 percent stock dividend on January 28, 2003. The record date for distribution of the stock dividend was February 10, 2003 and the payable date was February 24, 2003. Net income per share and average share amounts have been restated to give the effect of the 10 percent additional shares outstanding in the earliest period presented. Net income per diluted share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted-average shares outstanding after adjusting for a ten percent stock dividend were approximately 3,343,000 and 3,330,000 for the second quarters of 2003 and 2002, respectively. They included approximately 61,000 and 48,000 common equivalent shares in 2003 and 2002, respectively. The diluted weighted-average shares outstanding were approximately 3,342,000 and 3,326,000 for the first six months of 2003 and 2002, respectively. They included approximately 61,000 and 46,000 common equivalent shares in 2003 and 2002, respectively.

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

The Company has one stock-based employee compensation plan. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123), the Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and its related interpretations. Because all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company's application of APB 25. Additionally, the Company did not issue any options to non-employees for the six months ended June 30, 2003 or June 30, 2002, respectively.

The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:



                                              For the Three         For the
                                               Months Ended     Six Months Ended
                                                June 30,            June 30,
                                              2003     2002      2003     2002
                                             ------   ------    ------   ------

Net Income - as reported                     $1,163   $1,134    $2,240   $2,163
Stock-based employee compensation
   expense, determined under fair
   value basis, net of tax                      (26)     (21)      (52)     (44)
                                             ------   ------    ------   ------
Net Income - pro forma                       $1,137   $1,113    $2,188   $2,119
                                             ======   ======    ======   ======

Net Income per share - basic - as reported   $ 0.35   $ 0.35    $ 0.68   $ 0.66
Net Income per share - basic -  pro forma    $ 0.35   $ 0.34    $ 0.67   $ 0.65


Net Income per share - diluted - as reported $ 0.35   $ 0.34    $ 0.67   $ 0.65
Net Income per share - diluted - pro forma   $ 0.34   $ 0.33    $ 0.65   $ 0.64



FORWARD LOOKING STATEMENTS

The Savannah Bancorp, Inc. (the Company) may, from time to time, make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this quarterly report on Form 10-Q) and in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at June 30, 2003 and December 31, 2002 and results of operations for the quarters ended June 30, 2003 and 2002, the following analysis should be reviewed along with other information including the Company's December 31, 2002 Annual Report on Form 10-K.


                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                       SECOND QUARTER FINANCIAL HIGHLIGHTS
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

BALANCE SHEET DATA                                                  Percent
AT JUNE 30                                 2003            2002     Change
----------------------------------------------------------------------------
(thousands, except per share data)
Total assets                             $452,358       $402,544       12
Interest-earning assets                   423,716        378,297       12
Loans                                     354,908        308,697       15
Allowance for loan losses                   4,797          4,041       19
Nonperforming assets                        2,537            532      377
Deposits                                  375,032        334,163       12
Interest-bearing liabilities              344,559        311,315       11
Shareholders' equity                       35,856         33,409      7.3
Allowance for possible
  loan losses to total loans                 1.35%          1.31%     3.2
Nonperforming assets to
  total loans                                0.71%          0.17%     318
Loan to deposit ratio                       94.63%         92.38%     2.4
Equity to assets                             7.93%          8.30%    (4.6)
Tier 1 capital to risk-
  weighted assets                            9.66%         10.53%    (8.3)
Book value per share *                   $  10.93       $  10.18      7.3
Outstanding shares *                        3,282          3,281      0.0
Market value per share *                 $  23.99       $  22.00      9.0

KEY PERFORMANCE DATA                                                Percent
FOR THE SECOND QUARTER                     2003            2002     Change
----------------------------------------------------------------------------
NET INCOME                               $  1,163       $  1,134      2.6
Return on average assets                     1.06%          1.15%    (7.3)
Return on average equity                    13.14%         13.82%    (4.9)
Net interest margin                          3.95%          4.09%    (3.4)
Efficiency ratio                            60.73%         59.86%     1.5

PER SHARE DATA: *
Net income - basic                       $   0.35       $   0.35      0.0
Net income - diluted                     $   0.35       $   0.34      2.9
Dividends                                $   0.16       $   0.16      0.0

AVERAGE SHARES: *
Basic                                       3,282          3,282      0.0
Diluted                                     3,343          3,330      0.4

KEY PERFORMANCE DATA                                                Percent
FOR THE SIX MONTHS                         2003            2002     Change
----------------------------------------------------------------------------
NET INCOME                               $  2,240       $  2,163      3.6
Return on average assets                     1.05%          1.13%    (6.8)
Return on average equity                    12.81%         13.35%    (4.0)
Net interest margin                          4.00%          4.12%    (2.9)
Efficiency ratio                            61.46%         60.74%     1.2

PER SHARE DATA: *
Net income - basic                       $   0.68       $   0.66      3.0
Net income - diluted                     $   0.67       $   0.65      3.1
Dividends                                $   0.32       $   0.30      6.7

AVERAGE SHARES: *
Basic                                       3,281          3,280      0.0
Diluted                                     3,342          3,326      0.5

* - 2002 restated for a 10 percent stock dividend in February, 2003





                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                 HISTORICAL NET INCOME, SHARE AND PER SHARE DATA
                           FOR 5 YEARS AND 5 QUARTERS
                       (thousands, except per share data)
                                   (UNAUDITED)

The following tables show information for the most recent 5 years and 5 quarters. Share and per share information have been restated to reflect the effect of a 10 percent stock dividend with a record date of February 10, 2003, an ex-dividend date of February 6 and a distribution date of February 24.


FOR THE MOST RECENT FIVE YEARS      2002     2001     2000    1999     1998
                                  -------  -------  -------  -------  -------
Net income                        $ 4,508  $ 4,358  $ 4,292  $ 3,533  $ 2,626

AVERAGE SHARES
Basic                               3,280    3,254    3,272    3,272    3,220
Diluted                             3,328    3,312    3,325    3,352    3,340

NET INCOME PER SHARE
Basic                             $  1.37  $  1.34  $  1.31  $  1.08  $  0.82
Diluted                           $  1.35  $  1.32  $  1.29  $  1.05  $  0.79

Dividends per share               $  0.61  $  0.56  $  0.47  $  0.38  $  0.28

                                   (continued)

MARKET PRICE PER COMMON SHARE       2002     2001     2000    1999     1998
                                  -------  -------  -------  -------  -------
High                              $ 22.10  $ 22.73  $ 17.98  $ 20.66  $ 25.62
Low                                 17.73    15.50    14.05    15.70    17.36
Close                               19.06    18.55    15.91    16.28    21.49

AT DECEMBER 31
Shareholders' equity              $34,756  $32,071  $28,656  $25,231  $24,475
Outstanding shares                  3,281    3,263    3,261    3,278    3,246
Book value per share              $ 10.59  $  9.83  $  9.66  $  8.46  $  7.54


FOR THE MOST RECENT FIVE QUARTERS       2003                  2002
                                  ----------------  -------------------------
                                  SECOND    FIRST   FOURTH    THIRD   SECOND
                                  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER
                                  -------  -------  -------  -------  -------
NET INCOME                        $ 1,163  $ 1,077  $ 1,153  $ 1,192  $ 1,134

AVERAGE SHARES
Basic                               3,282    3,281    3,281    3,281    3,282
Diluted                             3,343    3,336    3,329    3,329    3,330

NET INCOME PER SHARE
Basic                             $  0.35  $  0.33  $  0.35  $  0.36  $  0.35
Diluted                           $  0.35  $  0.32  $  0.35  $  0.36  $  0.34


Dividends per share               $ 0.160  $ 0.155  $ 0.155  $ 0.155  $ 0.155

MARKET PRICE PER COMMON SHARE
High                              $ 23.99  $ 24.00  $ 20.69  $ 22.10  $ 22.00
Low                                 21.34    18.85    18.36    17.73    18.35
Close                               23.99    22.80    19.06    19.86    22.00

AT QUARTER-END
Shareholders' equity              $35,586  $35,180  $34,756  $34,230  $33,409
Outstanding shares                  3,282    3,281    3,281    3,281    3,281
Book value per share              $ 10.93  $ 10.72  $ 10.59  $ 10.43  $ 10.18

FINANCIAL CONDITION AND CAPITAL RESOURCES

BALANCE SHEET ACTIVITY

The major changes in the assets and liabilities of the Company for the current year-to-date and the prior year are shown in the consolidated statements of cash flows. The increase in loans of $18.2 million in the first six months 2003 was funded primarily by net proceeds of $10.6 million from the maturity of investment securities and increases in demand, savings and money market deposits of $13,152. On June 30, 2003, the Company deposited a total of $5.0 million with two life insurance companies as a deposit on Bank Owned Life Insurance contracts on key officers of the Company. Once the life insurance contracts are in place, the cash surrender value of officers' life insurance will be carried in other assets as prescribed by regulatory and accounting rules.

The Company has classified all investment securities as available for sale.. Unrealized gains are included in shareholders' equity at June 30, 2003 and 2002 and December 31, 2002, respectively, in other accumulated comprehensive income.

The Company's lending and investment policies continue to emphasize high quality growth. Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. However, the events of September 11, 2001 and the aftermath have caused some fear, uncertainty and security concerns among the general population. Unexpected future events could cause further disruptions in economic growth.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's continuing and quarterly evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at June 30, 2003. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations, and concentrations of credit. Other factors affecting the allowance are market interest rates, portfolio maturity and composition, collateral values and general economic conditions. Finally, management's assessment of probable losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans is considered in establishing the allowance amount. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved.

Management maintains an allowance for loan losses which it believes is adequate to cover probable losses in the loan portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions, events, and other factors affecting loans which are believed to be reasonable, but which may or may not prove valid. While it is the Company's policy to provide for the loan losses in the current period in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends, and conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. No assurance can be given that the Company will not in any particular period sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges or credits to earnings. The allowance for loan losses is also subject to review by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses. No adjustment in the allowance or significant adjustments to the Bank's internally classified loans were made as a result of The Savannah Bank, N.A.'s most recent examination performed by the Office of the Comptroller of the Currency as of December 31, 2002 or Bryan Bank & Trust's most recent examination by the Georgia Department of Banking and Finance as of March 31, 2003.

The allowance for loan losses totaled $4.797 million or 1.35 percent of total loans, at June 30, 2003. This is compared to an allowance of $4.373 million, or
1.30 percent of total loans, at December 31, 2002. For the six months ended June 30, 2003, the Company reported net charge-offs of $68,000, or 0.04 percent (annualized) of average loans. This is compared to net charge-offs of $97,000, or 0.07 percent (annualized) of average loans, for the comparable period of 2002. Provision for loan losses of $535,000 was added to the allowance for loan losses due to higher levels of non-performing loans.

The Company's nonperforming assets consist of other real estate owned, loans on nonaccrual basis and loans which are contractually past due 90 days or more on which interest is still being accrued. Other real estate owned of $117,000 consists of one foreclosed property at June 30, 2003 and $0 at June 30, 2002. Nonaccrual loans and loans past due 90 days and greater totaled $2,420,000, or
0.68 percent of gross loans, at June 30, 2003 compared to $532,000, or 0.17 percent of gross loans, at June 30, 2002. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. The increase in nonaccrual loans is attributable to one SBA enhanced credit for $1,684,000 being placed in nonaccrual status in the fourth quarter of 2002 for which the Company anticipates no significant loss.

Impaired loans under Statement of Financial Accounting Standards 114, which were on non-accrual status, totaled $2,326,000 and $434,000 at June 30, 2003 and 2002, respectively.

CAPITAL ADEQUACY

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of June 30, 2003, the subsidiary banks exceed the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $35.9 million, or 7.93 percent of total assets at June 30, 2003. Tier 1 Capital is 9.66 percent of Risk-Weighted Assets at the same date.


RESULTS OF OPERATIONS

SECOND QUARTER 2003 COMPARED WITH SECOND QUARTER 2002

Net income for the second quarter 2003 was $1,163,000, up 2.6 percent from $1,134,000 in the second quarter 2002. This represents an annualized return of
13.14 percent on average equity and 1.06 percent on average assets for the second quarter, 2003. Diluted earnings per share were 35 cents in the second quarter, 2003 compared to 34 cents for the same period in 2002. Earnings per share was restated in 2002 to reflect a 10 percent stock dividend in February 2003.

Net interest income was $4,044,000 as compared to $3,732,000 in 2002, an increase of $312,000, or 8.4 percent. Average loans were $349.2 million, or 16 percent higher in the first quarter 2003 as compared $301.4 million in the first quarter 2002. The average loan to deposit ratio increased to 96 percent in 2003 as compared to 93 percent in 2002. The prime rate remained at 4.25 percent until June 27, 2003, when the rate declined to 4.00%. The net yield on interest earning assets decreased to 3.95 percent in 2003 from 4.09 percent in 2002, as shown in Table 2.

The provision for loan losses was $265,000 for the second quarter of 2003, compared to $156,000 for the comparable period of 2002. Changes in the provision each year are impacted as discussed under the "Allowance for Loan Losses" section above. Loan growth was $9.1 million for the quarter ended June 30, 2003 and $11.1 million for the second quarter 2002.

Other operating income was $1,128,000 in 2003 compared to $879,000 in 2002, an increase of $249,000 or 28 percent. Service charges on deposit accounts decreased $19,000 due to lower volume of NSF charges and higher earnings credits on commercial accounts. Other income included mortgage origination fees of $505,000 and $249,000 in 2003 and 2002, respectively. Lower mortgage loan interest rates caused increases in mortgage origination and refinancing volumes and fees throughout the mortgage banking industry which may not continue if mortgage rates rise. Trust income was $100,000 in the second quarter of 2003, compared to $104,000 in the same period of 2002.

Other expenses were $3,141,000 in 2003 compared to $2,760,000 in 2002, an increase of $381,000, or 14 percent. Personnel expense increased $339,000, or 22 percent in 2003 and included approximately $140,000 of mortgage commissions and benefits directly related to the increase in mortgage origination fee income of $256,000.

The provision for income taxes was $603,000 in 2003 and $561,000 in 2002. The effective federal and state tax rates were 34.1 percent and 33.1 percent in 2003 and 2002, respectively. The increase in the effective rate was due primarily to lower tax-exempt income on investments in 2003 resulting from the lower average volumes and rates. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FIRST SIX MONTHS 2003 COMPARED WITH FIRST SIX MONTHS 2002

Net income for the first six months of 2003 was $2,240,000, up 3.6 percent from $2,163,000 in the first six months of 2002. This represents annualized returns of 12.81 percent on average equity and 1.05 percent on average assets for the first six months of 2003. Diluted earnings per share were 67 cents in the first six months, 2003 compared to 65 cents for the same period in 2002. Earnings per share were restated in 2002 to reflect a 10 percent stock dividend in February, 2003.

Net interest income was $7,988,000 as compared to $7,322,000 in 2002, an increase of $666,000, or 9.1 percent. Average loans were $344.1 million, or 16 percent higher in the first six months 2003 as compared $297.1 million in the first six months of 2002. The average loan to deposit ratio increased to 97 percent in 2003 as compared to 94 percent in 2002. The prime rate remained at
4.25 percent until June 27, 2003, when the rate declined to 4.00 percent. The net yield on interest earning assets decreased to 4.00 percent in 2003 from 4.12 percent in 2002, as shown in Table 2.

The provision for loan losses was $535,000 for the first six months of 2003, compared to $312,000 for the comparable period of 2002. Changes in the provision each year are impacted as discussed under the "Allowance for Loan Losses" section above. Loan growth was $18.2 million for the six months ended June 30, 2003 and $24.2 million for the same period in 2002.

Other operating income was $2,130,000 in 2003 compared to $1,632,000 in 2002, an increase of $498,000 or 31 percent. Service charge on deposit accounts increased to $800,000 or 8.4 percent over the same period last year. Other income included mortgage origination fees of $888,000 in 2003 compared to $489,000 in 2002, an increase of $399,000 or 82 percent. Lower mortgage loan interest rates caused increases in mortgage origination volumes and refinancing throughout the industry which may not continue if mortgage interest rates rise. Trust income was $192,000 in the first six months of 2003, compared to $188,000 in the same period of 2002.

Other expenses were $6,219,000 in 2003 compared to $5,439,000 in 2002, an increase of $780,000, or 14 percent. Personnel expense increased $660,000, or 21 percent in 2003, including approximately $198,000 of mortgage commissions and benefit costs related to the higher revenues previously mentioned. The Company filled several key management positions during the second quarter of 2002 resulting in lower costs in 2002 when compared to 2003. Occupancy and equipment expenses increased approximately $65,000 an increase of 8.5 percent as a result of additional operations space occupied in June 2002. Excluding the mortgage costs, other expenses increased 10.7 percent.

The provision for income taxes was $1,124,000 in 2003 and $1,040,000 in 2002. The effective federal and state tax rates were 33.4 percent and 32.5 percent in 2003 and 2002, respectively. The increase in the effective rate was due primarily to lower tax-exempt income on investments in 2003. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

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

During the six months of 2003 loans increased $18.2 million to $354.9 million, and deposits increased $12.0 million to $375.0 million. The very low deposit interest rates have resulted in customers moving out of time deposits and into other deposit types or alternative investments. The loan to deposit ratio increased to 95 percent at June 30, 2003 from 93 percent at December 31, 2002.

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

Both subsidiary banks have a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta ("FHLB"). Under these agreements, the banks have credit lines up to 75 percent of the book value of their 1-4 family first mortgage loans, or approximately $55.6 million as of June 30, 2003. In addition, the banks had approximately $1.5 million fair value of investment securities pledged as collateral at the FHLB. In aggregate, the Company had secured borrowing capacity of approximately $57.1 million of which $20.5 million was advanced at June 30 , 2003. These credit arrangements serve as a core-funding source as well as liquidity backup for the banks. The Savannah Bank, N.A. and Bryan Bank & Trust have credit lines approved by the FHLB of 20 percent and 16 percent of assets, respectively, subject to the FHLB collateral requirements. The subsidiary banks also have $24.5 million of temporary conditional federal funds borrowing lines available from correspondent banks.

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

The Company's asset-sensitive cash flow maturity and repricing gap at June 30, 2003, was $68.6 million at one year, or 16 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $19.2 million, or 4.5 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap.

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

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At June 30, 2003, the Company had unfunded commitments to extend credit of $80.7 million and outstanding stand-by letters of credit of $5.1 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

TABLE 1 - LONG-TERM MATURITY GAP AND REPRICING DATA

The following is the long-term maturity and repricing data for the Company as of June 30, 2003:



($ in 000's)                                 0 - 3      3 - 12     1 - 3      3 - 5      Over 5
INTEREST-BEARING ASSETS         Immediate    Months     Months     Years      Years      Years      Total
----------------------          ---------   --------   --------   --------   --------   --------   --------
Investment securities           $    -      $  1,605   $ 10,061   $ 13,278   $  3,869   $ 13,545   $ 42,358
Interest-bearing deposits          15,817       -          -          -          -          -        15,817
Federal funds sold                 12,959       -          -          -          -          -        12,959
Loans - fixed rates                  -        21,978     45,530     72,878     25,573      5,636    171,595
Loans - variable rates            180,987       -          -          -          -          -       180,987
                                ---------   --------   --------   --------   --------   --------   --------
Total interest-earning assets     209,763     23,583     55,591     86,156     29,442     19,181    423,716
                                ---------   --------   --------   --------   --------   --------   --------

INTEREST BEARING DEPOSITS:
-------------------------
NOW and savings **                 19,550      9,775     29,325     39,102       -          -        97,752
Money market accounts  **          19,921      6,677     20,031     20,036       -          -        66,665
Time, $100 and over                  -        13,591     29,837      9,980      8,235       -        61,643
Other time                           -        17,336     34,737     15,628     10,941         36     78,678
Federal Home Loan Bank
  Advances                           -            44        172     15,447      1,349      3,505     20,517
Other borrowings                   19,304       -          -          -          -          -        19,304
                                ---------   --------   --------   --------   --------   --------   --------
Total interest-bearing
liabilities                        58,775     47,423    114,102    100,193     20,525      3,541    344,559
                                ---------   --------   --------   --------   --------   --------   --------
GAP-EXCESS ASSETS (LIABILITIES) $ 150,988    (23,840)   (58,511)   (14,037)     8,917     15,640     79,157
                                ---------   --------   --------   --------   --------   --------   --------

GAP-CUMULATIVE - 6/30/03        $ 150,988   $127,148   $ 68,637   $ 54,600   $ 63,517   $ 79,157   $ 79,157
                                =========   ========   ========   ========   ========   ========   ========


CUMULATIVE SENSITIVITY RATIO *       3.57       2.20       1.31       1.17       1.19       1.23       1.23
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

                 SELECTED STATISTICAL INFORMATION OF THE COMPANY

The following statistical information is provided for the Company for the quarters ended June 30, 2003 and 2002. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this report. The Company has no foreign operations and, accordingly, there are no assets or liabilities attributable to foreign operations.


TABLE 2 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - SECOND QUARTER
          2003 AND 2002

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during the second quarter of 2003 and 2002.


                                                                                         (a) Variance
  Average Balance     Average Rate                                Interest               Attributable to
-------------------   ------------                            ---------------   Vari-    ---------------
  2003       2002     2003   2002                              2003     2002     ance     Rate    Volume
--------   --------   ----   ----                             ------   ------   ------   ------   ------
    (Thousands)           (%)      TAXABLE-EQUIVALENT            (Thousands)                (Thousands)
                                   INTEREST INCOME AND
                                         FEES(B)
$  7,897   $  8,309   1.12   1.64  Interest-bearing deposits  $   22   $   34   $  (12)  $  (11)  $   (1)
  37,556     45,860   4.47   5.84  Investments - taxable         419      668     (249)    (156)     (93)
   7,527      8,983   9.01   8.39  Investments - non-taxable     169      188      (19)      14      (33)
  16,307      9,484   1.16   1.69  Federal funds sold             47       40        7      (13)      20
 349,208    301,389   5.92   6.71  Loans (c)                   5,153    5,042      111     (595)     706
--------   --------                                           ------   ------   ------
 418,495    374,025   5.57   6.40  Total int.-earning assets   5,810    5,972     (162)    (761)     599
--------   --------   ----   ----                             ------   ------   ------   ------   ------

                                   INTEREST EXPENSE
                                   Deposits
  74,986     60,640   0.36   0.59  NOW accounts                   68       89      (21)     (34)      13
  15,348     13,197   0.76   1.00  Savings accounts               29       33       (4)      (8)       4
  68,107     51,957   1.26   1.90  Money market accounts         214      246      (32)     (83)      51
  60,852     62,274   3.12   4.08  CD's, $100M or more           473      634     (161)    (150)     (11)
  79,594     81,944   2.99   4.08  Other time deposits           593      834     (241)    (223)     (18)
--------   --------   ----   ----                             ------   ------   ------   ------   ------
                                   Total interest-bearing
 298,887    270,012   1.85   2.73    Deposits                  1,377    1,836     (459)    (498)      39
                                   Federal Home Loan
  20,547     20,760   4.98   5.02    Bank advances               255      260       (5)      (2)      (3)
  17,101     12,864   1.38   2.06  Other borrowings               59       66       (7)     (22)      15
--------   --------   ----   ----                             ------   ------   ------   ------   ------
                                   Total interest-
$336,535   $303,636   2.02   2.86  bearing liabilities         1,691    2,162     (471)    (522)      51
--------   --------   ----   ----                             ------   ------   ------   ------   ------
                      3.55   3.55  Interest rate spread
                      ====   ====
                                   Net interest income        $4,119   $3,810   $  309   $ (239)  $  548
                                                              ======   ======   ======   ======   ======
--------   --------                Non-interest bearing
  64,537     55,655                Deposits
--------   --------
                                   Net yield on interest-
                      3.95   4.09  earning assets
                      ====   ====

                                   Total average deposits
                                   and average cost of
$363,424   $325,667   1.52   2.26   deposits
========   ========   ====   ====

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

The following statistical information is provided for the Company for the six month periods ended June 30, 2003 and 2002. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this report. The Company has no foreign operations and, accordingly, there are no assets or liabilities attributable to foreign operations.


TABLE 3 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - FIRST SIX MONTHS, 2003 AND 2002

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during the first six months of 2003 and 2002.

                                                                                            (a) Variance
  Average Balance     Average Rate                                 Interest                Attributable to
-------------------   ------------                            -----------------   Vari-    ---------------
  2003       2002     2003   2002                               2003      2002     ance     Rate    Volume
--------   --------   ----   ----                             -------   -------   ------   ------   ------
    (Thousands)           (%)      TAXABLE-EQUIVALENT            (Thousands)                (Thousands)
                                   INTEREST INCOME AND
                                         FEES(B)

$  5,929   $  4,880   1.09   1.61  Interest-bearing deposits  $    32   $    39   $   (7)  $  (13)  $    6
  39,324     48,032   4.73   5.84  Investments - taxable          923     1,392     (469)    (265)    (204)
   7,549      8,876   9.00   8.52  Investments - non-taxable      337       375      (38)      21      (59)
  12,919      6,717   1.17   1.71  Federal funds sold              75        57       18      (18)      36
 344,091    297,094   5.97   6.80  Loans (c)                   10,195    10,025      170   (1,222)   1,392
--------   --------                                           -------   -------   ------
 409,812    365,599   5.69   6.56  Total int.-earning assets   11,562    11,888     (326)  (1,496)   1,170
--------   --------   ----   ----                             -------   -------   ------   ------   ------
                                   INTEREST EXPENSE
                                   Deposits
  71,970     57,089   0.35    .59  NOW accounts                   126       168      (42)     (68)      26
  14,953     12,945   0.76   1.00  Savings accounts                56        64       (8)     (16)       8
  66,305     50,704   1.24   1.89  Money market accounts          408       475      (67)    (163)      96
  60,517     61,367   3.22   4.27  CD's, $100M or more            965     1,298     (333)    (319)     (14)
  80,131     81,955   3.10   4.31  Other time deposits          1,233     1,753     (520)    (492)     (28)
--------   --------   ----   ----                             -------   -------   ------   ------   ------
                                   Total interest-bearing
 293,876    264,060   1.91   2.87    Deposits                   2,788     3,758     (970)  (1,057)      87
                                   Federal Home Loan
  20,571     20,783   5.00   5.02    Bank advances                510       517       (7)      (2)      (5)
  17,082     13,164   1.49   2.07  Other borrowings               126       135       (9)     (38)      29
--------   --------   ----   ----                             -------   -------   ------
                                   Total interest-
$331,529   $298,007   2.08   2.98  bearing Liabilities          3,424     4,410     (986)  (1,097)     111
--------   --------   ----   ----                             -------   -------   ------   ------   ------
                      3.61   3.57  Interest rate spread
                      ====   ====
                                   Net interest income        $ 8,138   $ 7,478   $  660   $ (399)  $1,059
                                                              =======   =======   ======   ======   ======
--------   --------                Non-interest bearing
  61,239     52,760                Deposits
--------   --------
                                   Net yield on interest-
                      4.00   4.12  earning assets
                      ====   ====

                                   Total average deposits and
$355,115   $316,820  1.58   2.39   average cost of deposits
========   ========  ====  =====

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

We, the certifying officers, indicate in this report that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our evaluation completed on July 31, 2003. There were no significant deficiencies and material weaknesses that require corrective actions.

PART II - OTHER INFORMATION

Item 1.      Legal proceedings.  None

Item 2.      Changes in securities and use of proceeds.  None

Item 3.      Defaults upon senior securities.  None

Item 4.      Submission of matters to a vote of security holders.

Annual Meeting of Shareholders Held April 15, 2003
--------------------------------------------------
2,832,958 shares were presented in person or by proxy, representing 86.35 percent of the the 3,280,934 outstanding shares;

Election of Four Directors of the Second Class
----------------------------------------------
2,830,516 shares representing 99.91 percent of the shares presented were cast in favor of the election of directors; 2,442 shares were withheld on selected directors.

Ratification of Independent Auditors
------------------------------------
2,823,000 shares, representing 99.65 percent of the shares present were cast in favor of the ratification of the appointment of BDO Seidman, LLP as independent auditors, 9,059 shares, representing 0.32 percent of the shares present abstained and 899 shares or 0.03 percent voted against the ratification of the independent auditors.

Item 5.      Other information.  None

Item 6.      Exhibits and Reports on Form 8-K

a.           Exhibits

Exhibit 11.   Computation of Per Share Earnings*
* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 3 to the condensed consolidated financial statements in this report.

Exhibit 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended June 30, 2003. A Form 8-K was filed on April 15, 2003 which included the First Quarter 2003 Earnings Release. The filing was made to comply with Reg FD and the new Sarbanes Oxley Reporting Requirements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 The Savannah Bancorp, Inc.
                                 -----------------------------------------------
                                         (Registrant)


Date  8/6/03                     /s/ Archie H. Davis
      ------                     -----------------------------------------------
                                     Archie H. Davis - President & CEO


Date  8/6/03                     /s/ G. Mike Odom, Jr.
      ------                     -----------------------------------------------
                                 G. Mike Odom, Jr. - Executive Vice President &
                                                     COO


Date  8/6/03                     /s/ Robert B. Briscoe
      ------                     -----------------------------------------------
                                     Robert B. Briscoe - Chief Financial Officer