Form 10-Q
period 2003-09-30
SAVANNAH BANCORP INC
filed 2003-11-12
CIK 860519

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

                For the quarterly period ended September 30, 2003
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2003. 3,281,902 shares of Common Stock, $1.00 par value per share
===============================================================================

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                                 FORM 10-Q INDEX
                               SEPTEMBER 30, 2003

                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Review Report of Independent Certified Public Accountants          2
         Consolidated Balance Sheets - September 30, 2003 and 2002
            and December 31, 2002                                           3
         Consolidated Statements of Income
            For the Three and Nine Month Periods Ended
            September 30, 2003 and 2002                                     4
         Consolidated Statements of Changes in Shareholders' Equity
            For the Nine Months Ended September 30, 2003 and 2002           5
         Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 2003 and 2002           6

         Condensed Notes to Consolidated Financial Statements              7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     10-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       10-20

Item 4.  Conclusion About the Effectiveness of Disclosure Controls
            and Procedures                                                 21


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 22
Item 2.  Changes in Securities and Use of Proceeds                         22
Item 3.  Defaults Upon Senior Securities                                   22
Item 4.  Submission of Matters to a Vote of Security Holders               22
Item 5.  Other Information                                                 22
Item 6.  Exhibits and Reports on Form 8-K                                  22
Signatures                                                                 23

ITEM 1. FINANCIAL STATEMENTS


           REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of The Savannah Bancorp, Inc.:

            We have reviewed the accompanying consolidated balance sheets of The Savannah Bancorp, Inc. (a Georgia Corporation) and its subsidiaries as of September 30, 2003 and 2002 and the related consolidated statements of income for the three and nine-month periods ended September 30, 2003 and 2002, and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

            Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Atlanta, Georgia
November 5, 2003

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


SEPTEMBER 30,  December 31, September 30,
--------------------------------------------------------------------------------
($ in thousands, except share data)                 2003      2002      2002
--------------------------------------------------------------------------------
ASSETS                                          (UNAUDITED)          (Unaudited)
Cash and due from banks                           $ 14,558  $ 34,932  $ 17,416
Interest-bearing deposits in FHLB                   12,088     6,061     1,399
Federal funds sold                                  10,441       733     4,914
Securities available for sale, at fair value
  (amortized cost of $41,512 on 9/30/03,
   $53,112 on 12/31/02 and $56,670 on 9/30/02)      42,638    54,898    58,654
Loans                                              367,516   336,775   318,289
Less allowance for loan losses                      (5,032)   (4,373)   (4,125)
--------------------------------------------------------------------------------
   Net loans                                       362,484   332,402   314,164
Premises and equipment, net                          4,666     4,804     4,806
Other real estate owned                                -         117       117
Cash surrender value of officers' life insurance     5,066         0         0
Other assets                                         3,393     3,651     3,266
--------------------------------------------------------------------------------
   TOTAL ASSETS                                   $455,334  $437,598  $404,736
--------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Non interest-bearing demand                     $ 70,136  $ 63,450  $ 57,939
  Interest-bearing demand                           77,185    81,376    58,991
  Savings                                           16,497    14,196    15,000
  Money market accounts                             63,778    62,537    58,002
  Time, $100,000 and over                           65,157    59,989    62,899
  Other time deposits                               77,332    81,496    82,256
--------------------------------------------------------------------------------
   Total deposits                                  370,085   363,044   335,087
Federal Home Loan Bank advances                     20,473    20,625    20,688
Securities sold under repurchase agreements         18,587    14,088    12,573
Federal funds purchased                              2,222     2,906       251
Trust preferred debt                                 6,000       -         -
Other liabilities                                    1,718     2,179     1,907
--------------------------------------------------------------------------------
   TOTAL LIABILITIES                               419,085   402,842   370,506
--------------------------------------------------------------------------------

Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock, par value $1 per share:  authorized
   20,000,000 shares; issued 3,290,223 on
   9/30/03 and    2,991,378 on 12/31/02 and
   9/30/02, respectively                             3,290     2,991     2,991
Preferred stock, par value $1 per share:
   Authorized 10,000,000 shares, none issued           -         -         -
Contributed capital                                 25,109    18,557    18,555
Retained earnings                                    7,298    12,261    11,615
Treasury stock, 8,321, 8,450 and 8,440 shares
   at 9/30/03, 12/31/02 and 9/30/02, respectively     (147)     (161)     (160)
Accumulated other comprehensive income, net of
   income tax                                          699     1,108     1,229
--------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                       36,249    34,756    34,230
--------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $455,334  $437,598  $404,736
--------------------------------------------------------------------------------
See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                       (thousands, except per share data)


                                      FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                             ENDED                  ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
--------------------------------------------------------------------------------
                                         2003      2002        2003      2002
--------------------------------------------------------------------------------
Interest income                        $ 5,622   $ 5,902     $17,025   $17,634
Interest expense                         1,633     2,059       5,048     6,469
--------------------------------------------------------------------------------
NET INTEREST INCOME                      3,989     3,843      11,977    11,165
Provision for loan losses                  255       151         790       463
--------------------------------------------------------------------------------
Net interest income after
   provision for loan losses             3,734     3,692      11,187    10,702
--------------------------------------------------------------------------------
OTHER INCOME
Trust fees                                 101        77         293       265
Service charges on
   deposit accounts                        396       429       1,196     1,167
Mortgage origination fees                  513       291       1,401       780
Other income                               194       122         444       339
--------------------------------------------------------------------------------
Total other income                       1,204       919       3,334     2,551
--------------------------------------------------------------------------------
OTHER EXPENSE
Salaries and employee
   benefits                              1,893     1,684       5,660     4,791
Occupancy expense                          218       209         638       614
Equipment expense                          220       218         627       575
Other operating expenses                   798       744       2,423     2,314
--------------------------------------------------------------------------------
Total other expense                      3,129     2,855       9,348     8,294
--------------------------------------------------------------------------------
Income before provision
   for income taxes                      1,809     1,756       5,173     4,959
Provision for income taxes                 597       564       1,721     1,604
--------------------------------------------------------------------------------
     NET INCOME                        $ 1,212   $ 1,192     $ 3,452   $ 3,355
================================================================================

NET INCOME PER SHARE:
     BASIC                             $  0.37   $  0.36     $  1.05   $  1.02
================================================================================

     DILUTED                           $  0.36   $  0.36     $  1.03   $  1.01
================================================================================

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                          Accumulated
                                                                                             Other
($ in thousands,                    Common     Stock  Contributed  Retained   Treasury   Comprehensive
 except share data)                 Shares     Amount   Capital    Earnings     Stock    Income (Loss)    Total
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001         2,991,378   $2,991   $18,754     $9,751     $(457)        $1,032      $32,071
Comprehensive income:
Net income                                                           3,355                                 3,355
Change in unrealized gains on
  securities available for sale,
  net of tax                                                                                    197          197
                                                                                                          ------
Total comprehensive income                                                                                 3,552

Cash dividends - $.50 per share                                     (1,491)                               (1,491)

Exercise of options                                        (199)                 338                         139

Purchase of treasury stock                                                       (41)                        (41)
----------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002        2,991,378   $2,991   $18,555    $11,615     $(160)        $1,229      $34,230
================================================================================================================


Balance, December 31, 2002         2,991,378   $2,991   $18,557    $12,261     $(161)        $1,108      $34,756
Comprehensive income:
Net income                                                           3,452                                 3,452
Change in unrealized gains on
  securities available for sale,
  net of tax                                                                                   (409)        (409)
                                                                                                          ------
Total comprehensive income                                                                                 3,043

Cash dividends - $.475 per share                                    (1,565)                               (1,565)

Exercise of options                                           1                   14                          15

Ten percent stock dividend           298,845      299     6,551     (6,850)                                  -
----------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003        3,290,223   $3,290   $25,109     $7,298     $(147)         $ 699      $36,249
================================================================================================================

See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                ($ in thousands)


                                                                  FOR THE
                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
-------------------------------------------------------------------------------
                                                              2003      2002
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                  $ 3,452   $ 3,355
  Adjustments to reconcile net income to
     cash provided by operating activities:
  Provision for loan losses                                     790       463
  Depreciation of premises and equipment                        503       495
  Amortization of investment securities discount-net            232        62
  Increase in cash surrender value of life insurance            (66)       -
  Decrease in other assets                                      572       123
  Decrease in other liabilities                                (407)     (335)
-------------------------------------------------------------------------------
    Net cash provided by operating activities                 5,076     4,163
-------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of investment securities                         (12,781)   (12,132)
Proceeds from maturities of investment securities           24,149     18,396
Net increase in loans made to customers                    (30,872)   (33,830)
Capital expenditures                                          (365)      (437)
Investment in bank owned life insurance                     (5,000)       -
-------------------------------------------------------------------------------
    Net cash used in investing activities                  (24,869)   (28,003)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in demand, savings and money
    market deposits                                          6,037     25,066
Net increase in certificates of deposit                      1,004        398
Net increase in securities sold under
    agreements to repurchase                                 4,499      3,990
Net decrease in FHLB advances                                 (152)      (148)
Net decrease in federal funds purchased                       (684)    (2,551)
Issuance of trust preferred debt                             6,000        -
Dividend payments                                           (1,565)    (1,491)
Purchase of treasury stock                                     -          (41)
Exercise of options                                             15        113
-------------------------------------------------------------------------------
    Net cash provided by financing activities               15,154     25,336
-------------------------------------------------------------------------------
INCREASE  IN CASH AND CASH EQUIVALENTS                      (4,639)     1,496
Cash and cash equivalents at beginning of period            41,726     22,233
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $37,087    $23,729
===============================================================================
See the condensed notes to the consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE AND NINE-MONTH PERIODS
                        ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2002.


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

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that an issuer classify a financial instrument within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150requires classification of a mandatorily redeemable financial instrument as a liability unless the redemption is required to occur only upon the liquidation or termination of the issuer. This statement does not have a material impact of the on the financial statements.

Various proposals have been issued recently by the Securities and Exchange Commission ("SEC") related to changes in filing requirements and accountability of Executive management and Directors regarding accounting policies, internal controls and audit issues. Although the eventual outcome of these proposals is expected to have no material impact on the Company's consolidated financial statements, additional costs to comply with certain rules can be expected.

NOTE 3 - SHARES USED IN COMPUTING NET INCOME PER SHARE

The Board of Directors declared a 10 percent stock dividend on January 28, 2003. The record date for distribution of the stock dividend was February 10, 2003 and the payable date was February 24, 2003. Net income per share and average share amounts have been restated to give the effect of the 10 percent additional shares outstanding in the earliest period presented. Net income per diluted share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. The diluted weighted-average shares outstanding after adjusting for a ten percent stock dividend were approximately 3,351,000 and 3,329,000 for the third quarters of 2003 and 2002, respectively. They included approximately 69,000 and 48,000 common equivalent shares in 2003 and 2002, respectively. The diluted weighted-average shares outstanding were approximately 3,346,000 and 3,328,000 for the first nine months of 2003 and 2002, respectively. They included approximately 64,000 and 48,000 common equivalent shares in 2003 and 2002, respectively

NOTE 4 - ACCOUNTING FOR STOCK-BASED COMPENSATION

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

The Company has one stock-based employee compensation plan. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123), the Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and its related interpretations. Because all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company's application of APB 25. The Company did not issue any options to non-employees for the nine months ended September 30, 2003 and 2002, respectively.

The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:


                                                For the            For the
                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                             2003    2002        2003    2002
                                            ------  ------      ------  ------
 Net Income - as reported                   $1,212  $1,192      $3,452  $3,355
 Stock-based employee compensation
   expense, determined under fair value
   basis, net of tax                           (26)    (21)        (78)    (65)
                                            ------  ------      ------  ------
 Net Income - pro forma                     $1,186  $1,171      $3,374  $3,290
                                            ======  ======      ======  ======

 Net Income per share - basic - as
   reported                                 $ 0.37  $ 0.36      $ 1.05  $ 1.02
 Net Income per share - basic - pro
   forma                                    $ 0.36  $ 0.36      $ 1.03  $ 1.00
 Net Income per share - diluted - as
   reported                                 $ 0.36  $ 0.36      $ 1.03  $ 1.01
 Net Income per share - diluted - pro
   forma                                    $ 0.35  $ 0.35      $ 1.01  $ 0.99

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at September 30, 2003 and December 31, 2002 and results of operations for the quarters ended September 30, 2003 and 2002, the following analysis should be reviewed along with other information including the Company's December 31, 2002 Annual Report on Form 10-K.


                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                       THIRD QUARTER FINANCIAL HIGHLIGHTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

         BALANCE SHEET DATA                                       Percent
         AT SEPTEMBER 30                     2003         2002     Change
         ----------------------------------------------------------------
         ( thousands, except per share data)

         Total assets                      $455,334     $404,736      13
         Interest-earning assets            429,424      380,878      13
         Loans                              367,516      318,289      15
         Allowance for loan losses            5,032        4,125      22
         Nonperforming assets                 3,249          605     437
         Deposits                           370,085      335,087      10
         Interest-bearing liabilities       347,231      310,660      12
         Shareholders' equity                36,249       34,230     5.9
         Allowance for possible loan
            losses to total loans              1.37%        1.30%    5.4
         Nonperforming assets to
            total loans                        0.88%        0.19%    363
         Loan to deposit ratio                99.31%       94.99%    4.5
         Equity to assets                      7.96%        8.46%   (5.9)
         Tier 1 capital to risk-
            weighted assets                   11.26%       10.44%    7.9
         Book value per share *            $  11.04     $  10.43     5.8
         Outstanding shares *                 3,282        3,281     0.0
         Market value per share *          $  24.98     $  19.86      26

         KEY PERFORMANCE DATA                                     Percent
         FOR THE THIRD QUARTER               2003         2002     Change
         ----------------------------------------------------------------
         NET INCOME                        $  1,212     $  1,192     1.7
         Return on average assets              1.08%        1.17%   (7.7)
         Return on average equity             13.37%       13.98%   (4.4)
         Net interest margin                   3.80%        4.07%   (6.6)
         Efficiency ratio                     60.25%       59.95%     .5

         PER SHARE DATA: *
         Net income - basic                $   0.37     $   0.36     2.8
         Net income - diluted              $   0.36     $   0.36     0.0
         Dividends                         $  0.160     $  0.155     3.2

         AVERAGE SHARES: *
         Basic                                3,282        3,281     0.0
         Diluted                              3,351        3,329     0.7

         KEY PERFORMANCE DATA                                     Percent
         FOR THE NINE MONTHS                 2003         2002     Change
         ----------------------------------------------------------------
         NET INCOME                       $   3,452     $  3,355     2.9
         Return on average assets              1.06%        1.15%   (7.8)
         Return on average equity             13.00%       13.57%   (4.2)
         Net interest margin                   3.94%        4.11%   (4.1)
         Efficiency ratio                     61.05%       60.47%    1.0

         PER SHARE DATA: *
         Net income - basic               $   1.05      $   1.02     2.9
         Net income - diluted             $   1.03      $   1.01     2.0
         Dividends                        $   0.47      $   0.46     2.2

         AVERAGE SHARES: *
         Basic                               3,282         3,280     0.1
         Diluted                             3,346         3,328     0.5

* - 2002 restated for a 10 percent stock dividend in February, 2003

FINANCIAL CONDITION AND CAPITAL RESOURCES

BALANCE SHEET ACTIVITY

The major changes in the assets and liabilities of the Company for the current year-to-date and the prior year are shown in the consolidated statements of cash flows. The increase in loans of $30.9 million in the first nine months 2003 was funded primarily by net proceeds of $11.4 million from the maturity of investment securities and increases in demand, savings, money market deposits and certificate of deposits of $7.0 million. The Company also issued $6 million in trust preferred securities to fund the planned future growth in loans. On June 30, 2003, the Company invested a total of $5.0 million with two life insurance companies for Bank Owned Life Insurance contracts on key officers of the Company, The cash surrender value of officers' life insurance are carried in other assets as prescribed by regulatory and accounting rules.

On September 29, 2003 the Company issued $6.0 million in trust preferred debt. Under the terms of the trust preferred agreements, interest only is payable quarterly at three-month LIBOR plus 285 basis points and the interest rate changes each quarter. The principal is due in 2033 but may be prepaid in whole or in part after five years. The debt qualifies as Tier 1 capital for the holding company due to the terms of the agreement.

The Company has classified all investment securities as available for sale. Unrealized gains are included in shareholders' equity at September 30, 2003 and 2002 and December 31, 2002, respectively, in other accumulated comprehensive income, net of income taxes.

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

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

Critical Accounting Policy - The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's continuing and quarterly evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at September 30, 2003. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations, and concentrations of credit. Other factors affecting the allowance are market interest rates, portfolio maturity and composition, collateral values and general economic conditions. Finally, management's assessment of probable losses based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans is considered in establishing the allowance amount. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment involved.

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

The allowance for loan losses totaled $5.032 million or 1.37 percent of total loans, at September 30, 2003. This is compared to an allowance of $4.373 million, or 1.30 percent of total loans, at December 31, 2002. For the nine months ended September 30, 2003, the Company reported net charge-offs of $131,000, or 0.05 percent (annualized) of average loans. This is compared to net charge-offs of $164,000, or 0.07 percent (annualized) of average loans, for the comparable period of 2002. Provision for loan losses of $790,000 was added to the allowance for loan losses due to loan growth and higher levels of non-performing loans.

The Company's nonperforming assets consist of other real estate owned, loans on nonaccrual basis and loans which are contractually past due 90 days or more on which interest is still being accrued. Other real estate owned of $117,000 consists of one foreclosed property at September 30, 2002 and $0 at September 30, 2003. Nonaccrual loans and loans past due 90 days and greater totaled $3,249,000, or 0.88 percent of gross loans, at September 30, 2003 compared to $488,000, or 0.15 percent of gross loans, at September 30, 2002. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful. The increase in nonaccrual loans is attributable to one SBA enhanced credit for $1,477,000 and one residential construction loan of $1,016,000 for which the Company anticipates no significant loss. The SBA credit was paid in full on October 28, 2003 including all interest.

Impaired loans under Statement of Financial Accounting Standards 114, which were on non-accrual status, totaled $2,133,000 and $395,000 at September 30, 2003 and 2002, respectively.

CAPITAL ADEQUACY

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of September 30, 2003, the subsidiary banks exceed the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $36.2 million, or 7.96 percent of total assets at September 30, 2003. Tier 1 Capital is 11.26 percent of Risk-Weighted Assets at the same date. The Savannah Bancorp, Inc. issued $6 million in trust preferred securities on September 29, 2003, which is included in the company's capital ratios.

RESULTS OF OPERATIONS

THIRD QUARTER 2003 COMPARED WITH THIRD QUARTER 2002

Net income for the third quarter 2003 was $1,212,000, up 1.7 percent from $1,192,000 in the third quarter 2002. This represents an annualized return of
13.37 percent on average equity and 1.08 percent on average assets for the third quarter, 2003. Diluted earnings per share were 36 cents in the third quarter, 2003 and 2002. Earnings per share were restated in 2002 to reflect a 10 percent stock dividend in February 2003.

Net interest income was $3,989,000 as compared to $3,843,000 in 2002, an increase of $146,000, or 3.8 percent. Average loans were $357.4 million, or 16 percent higher in the third quarter 2003 as compared $309.3 million in the third quarter 2002. The average loan to deposit ratio increased to 97 percent in 2003 as compared to 93 percent in 2002. The prime rate remained at 4.25 percent until June 27, 2003, when the rate declined to 4.00%. The net yield on interest earning assets decreased to 3.80 percent in 2003 from 4.07 percent in 2002, due to the greater repricing of interest-earning assets as compared to interest-bearing liabilities, as shown in Table 2.

The provision for loan losses was $255,000 for the third quarter of 2003, compared to $151,000 for the comparable period of 2002. Changes in the provision each year are impacted as discussed under the "Allowance for Loan Losses" section above. Loan growth was $12.6 million for the quarter ended September 30, 2003 and $9.6 million for the third quarter 2002. Higher levels of non-performing assets also contributed to the higher provision for losses.

Other operating income was $1,204,000 in 2003 compared to $919,000 in 2002, an increase of $285,000 or 31 percent. Service charges on deposit accounts decreased $33,000 due to lower volume of NSF charges and higher balances on commercial accounts. Other income included mortgage origination fees of $513,000 and $291,000 in 2003 and 2002, respectively. Lower mortgage loan interest rates caused increases in mortgage origination and refinancing volumes and fees throughout the mortgage banking industry when compared to the third quarter 2002. Refinancings and purchases slowed during September as mortgage rates increased. Trust income was $101,000 in the third quarter of 2003, compared to $77,000 in the same period of 2002. Other income also increased by $66,000 due to increase in cash surrender value of officers' life insurance.

Other expenses were $3,129,000 in 2003 compared to $2,855,000 in 2002, an increase of $274,000, or 10 percent. Personnel expense increased $209,000, or 12 percent in 2003. Approximately $109,000 of the increase are commissions and benefits directly related to the higher mortgage income described above and the remainder is due to normal increases and approximately $40,000 of additional salaries and benefits related to the Harbourside Mortgage loan production office at Hilton Head, SC.

The provision for income taxes was $597,000 in 2003 and $564,000 in 2002. The effective federal and state tax rates were 33.0 percent and 32.1 percent in 2003 and 2002, respectively. The increase in the effective rate was due primarily to lower tax-exempt income on investments in 2003 resulting from the lower average volumes and rates. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FIRST NINE MONTHS 2003 COMPARED WITH FIRST NINE MONTHS 2002

Net income for the first nine months of 2003 was $3,452,000, up 2.9 percent from $3,355,000 in the first nine months of 2002. This represents annualized returns of 13.00 percent on average equity and 1.06 percent on average assets for the first nine months of 2003. Diluted earnings per share was $1.03 in the first nine months, 2003 compared to $1.01 for the same period in 2002. Earnings per share were restated in 2002 to reflect a 10 percent stock dividend in February, 2003.

Net interest income was $11,977,000 as compared to $11,165,000 in 2002, an increase of $812,000, or 7.3 percent. Average loans were $348.6 million, or 16 percent higher in the first nine months 2003 as compared $301.2 million in the first nine months of 2002. The average loan to deposit ratio increased to 97 percent in 2003 as compared to 93 percent in 2002. The prime rate remained at
4.25 percent until June 27, 2003, when the rate declined to 4.00 percent. The net yield on interest earning assets decreased to 3.94 percent in 2003 from 4.11 percent in 2002, due to the greater repricing of interest-earning assets as compared to interest-bearing liabilities, as shown in Table 3.

The provision for loan losses was $790,000 for the first nine months of 2003, compared to $463,000 for the comparable period of 2002. Changes in the provision each year are impacted as discussed under the "Allowance for Loan Losses" section above. Loan growth was $30.7 million for the nine months ended September 30, 2003 and $33.7 million for the same period in 2002.

Other operating income was $3,334,000 in 2003 compared to $2,551,000 in 2002, an increase of $783,000 or 31 percent. Service charge on deposit accounts increased to $1,196,000 or 2.5 percent over the same period last year. Other income included mortgage origination fees of $1,401,000 in 2003 compared to $780,000 in 2002, an increase of $621,000 or 80 percent. Lower mortgage loan interest rates caused increases in mortgage origination volumes and refinancing throughout the industry. The refinancings began to slow substantially as mortgage interest rates began to rise in the third quarter. Trust income was $293,000 in the first nine months of 2003, compared to $265,000 in the same period of 2002. Other income also increased by $66,000 due to increase in cash surrender value of officers' life insurance acquired on June 30, 2003.

Other expenses were $9,348,000 in 2003 compared to $8,294,000 in 2002, an increase of $1,054,000, or 13 percent. Salaries and benefit expenses increased $869,000, or 18 percent in 2003, including approximately $306,000 of mortgage commissions and benefit costs related to the higher revenues previously mentioned and approximately $40,000 of additional salaries and benefits related to the Harbourside Mortgage loan production office at Hilton Head, SC.

The Company filled several key management positions during the second and third quarters of 2002 resulting in lower costs in 2002 when compared to 2003. Occupancy and equipment expenses increased approximately $76,000 an increase of
6.4 percent as a result of additional operations space occupied in June 2002. Excluding the mortgage costs, other expenses increased 9.5 percent.

The provision for income taxes was $1,721,000 in 2003 and $1,604,000 in 2002. The effective federal and state tax rates were 33.3 percent and 32.3 percent in 2003 and 2002, respectively. The increase in the effective rate was due primarily to lower tax-exempt income on investments in 2003. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

ITEM 3.  LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The objectives of funds management include maintaining adequate liquidity and reasonable harmony between the repricing of interest sensitive assets and liabilities. The goal of liquidity management is to ensure the availability of adequate funds to meet the loan demand and the deposit withdrawal needs of customers. This is achieved through maintaining a combination of sufficient liquid assets, core deposit growth and unused capacity to purchase and borrow funds in the money markets.

During the nine months of 2003 loans increased $30.7 million to $367.5 million, and deposits increased $7.0 million to $370.0 million. The very low deposit interest rates have resulted in customers moving out of time deposits and into other deposit types or alternative investments.

The loan to deposit ratio increased to 99 percent at September 30, 2003 from 93 percent at December 31, 2002.

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

Both subsidiary banks have a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta ("FHLB"). Under these agreements, the banks have credit lines up to 75 percent of the book value of the eligible 1-4 family first mortgage loans, or approximately $48.8 million as of September 30, 2003. In addition, the banks had approximately $1.5 million fair value of investment securities pledged as collateral at the FHLB. In aggregate, the Company had secured borrowing capacity of approximately $50.3 million of which $20.5 million was advanced at September 30, 2003. These credit arrangements serve as a core-funding source as well as liquidity backup for the banks. The Savannah Bank, N.A. and Bryan Bank & Trust have credit lines approved by the FHLB of 20 percent and 16 percent of assets, respectively, subject to the FHLB collateral requirements. The subsidiary banks also have $20.4 million of temporary conditional federal funds borrowing lines available from correspondent banks.

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

The Company's asset-sensitive cash flow maturity and repricing gap at September 30, 2003, was $63.4 million at one year, or 15 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $9.7 million, or 2.2 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap.

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

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. At September 30, 2003, the Company had unfunded commitments to extend credit of $93.2 million and outstanding stand-by letters of credit of $4.0 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.
                                       17

TABLE 1 - LONG-TERM MATURITY GAP AND REPRICING DATA
The following is the long-term maturity and repricing data for the Company as of September 30, 2003:



($ in 000's)                               0 - 3    3 - 12    1 - 3     3 - 5    Over 5
INTEREST-BEARING ASSETS:      Immediate   Months    Months    Years     Years     Years     Total
--------------------------    ---------  --------  --------  --------  --------  --------  --------
Investment securities         $     -    $  3,279  $  9,611  $ 14,655  $ 10,449  $  3,518  $ 41,512
Interest-bearing deposits        12,088       -         -         -         -         -      12,088
Federal funds sold               10,441       -         -         -         -         -      10,441
Loans - fixed rates                 -      20,587    52,253    73,100    31,157     6,201   183,298
Loans - variable rates          182,085       -         -         -         -         -     182,085
                              ---------  --------  --------  --------  --------  --------  --------
Total interest-
earning assets                  204,614    23,866    61,864    87,755    41,606     9,719   429,424
                              ---------  --------  --------  --------  --------  --------  --------

INTEREST BEARING DEPOSITS:
--------------------------
NOW and savings **               21,792     9,368    28,104    34,418       -         -      93,682
Money market accounts  **        18,866     6,416    19,248    19,248       -         -      63,778
Time, $100 and over                 -      18,451    28,220     9,489     8,997       -      65,157
Other time                          -      16,100    33,364    16,375    11,456        37    77,332
Federal Home Loan
   Bank Advances                    -          64       154    15,449     1,320     3,486    20,473
Other borrowings                 20,809       -         -         -         -         -      20,809
Trust preferred debt                -       6,000       -         -         -         -       6,000
                              ---------  --------  --------  --------  --------  --------  --------
Total interest-
bearing liabilities              61,467    56,399   109,090    94,979    21,773     3,523   347,231
                              ---------  --------  --------  --------  --------  --------  --------
GAP-EXCESS ASSETS
(LIABILITIES)                   143,147   (32,533)  (47,226)   (7,224)   19,833     6,196    82,193
                              ---------  --------  --------  --------  --------  --------  --------
GAP-CUMULATIVE - 9/30/03       $143,147  $110,614   $63,388   $56,164   $75,997   $82,193   $82,193
                              =========  ========  ========  ========  ========  ========  ========
CUMULATIVE
SENSITIVITY RATIO *                3.33      1.94      1.28      1.17      1.22      1.24      1.24
                              =========  ========  ========  ========  ========  ========  ========

* Cumulative interest-earning assets / cumulative interest-bearing liabilities
** Repricing of NOW, Savings and Money market accounts based on estimated percentages of the full market interest rate declines over 1 to 36 months.

                 SELECTED STATISTICAL INFORMATION OF THE COMPANY

The following statistical information is provided for the Company for the quarters ended September 30, 2003 and 2002. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this report. The Company has no foreign operations and, accordingly, there are no assets or liabilities attributable to foreign operations.


TABLE 2 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - THIRD QUARTER
          2003 AND 2002

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during the third quarter of 2003 and 2002.

     Average           Average                                                       (a) Variance
     Balance            Rate                                   Interest             Attributable to
------------------   ----------                             --------------   Vari-  --------------
  2003      2002     2003  2002                              2003    2002    Ance    Rate   Volume
--------  --------   ----  ----                             ------  ------  ------  ------  ------
   (Thousands)           (%)     TAXABLE-EQUIVALENT          (Thousands)              (Thousands)
                                 INTEREST INCOME
                                 AND FEES(b)
$ 14,272  $  5,198   0.92  1.76  Interest-bearing deposits  $   33  $   23  $   10  $  (11) $   21
  35,699    45,969   4.10  5.48  Investments - taxable         369     635    (266)   (160)   (106)
   6,917     8,458   8.83  8.63  Investments - non-taxable     154     184     (30)      4     (34)
   8,894    13,232   0.94  1.68  Federal funds sold             21      56     (35)    (25)    (10)
 357,432   309,332   5.67  6.52  Loans (c)                   5,106   5,082      24    (663)    687
--------  --------                                          ------  ------  ------  ------  ------
                                 Total int.-earning
423,214    382,189   5.33  6.21  assets                      5,683   5,980    (297)   (854)    557
-------   --------   ----  ----                             ------  ------  ------  ------  ------

                                 INTEREST EXPENSE
                                 Deposits
 76,323     59,406   0.40  0.58  NOW accounts                   76      87     (11)    (28)     17
 16,018     13,652   0.47  0.99  Savings accounts               19      34     (15)    (18)      3
 64,624     56,309   1.14  1.61  Money market accounts         186     229     (43)    (67)     24
 64,923     63,230   2.88  3.79  CD's, $100M or more           472     604    (132)   (144)     12
 78,462     82,932   2.77  3.75  Other time deposits           547     784    (237)   (206)    (31)
-------   --------   ----  ----                             ------  ------  ------  ------  ------
                                 Total interest-
300,350    275,529   1.72  2.50  bearing Deposits            1,300   1,738    (438)   (463)     25
                                 Federal Home Loan
 20,488     20,700   5.02  5.00  Bank advances                 259     261      (2)      1      (3)
 19,858     13,187   1.44  1.81  Other borrowings               72      60      12     (12)     24
-------   --------   ----  ----                             ------  ------  ------  ------  ------
                                 Total interest-
$340,696  $309,416   1.90  2.64  bearing liabilities         1,631   2,059    (428)   (474)     46
-------   --------   ----  ----                             ------  ------  ------  ------  ------
                     3.43  3.57  Interest rate spread
                     ----  ----
                                 Net interest income        $4,052  $3,921  $  131  $ (380) $  511
                                                            ======  ======  ======  ======  ======
-------   --------               Non-interest
 68,245     57,236               bearing Deposits
-------   --------
                                 Net yield on interest-
                     3.80  4.07  earning assets
                     ----  ----
                                 Total average deposits
                                 and average cost
$368,595  $332,765   1.40  2.07  of deposits
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

The following statistical information is provided for the Company for the nine month periods ended September 30, 2003 and 2002. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this report. The Company has no foreign operations and, accordingly, there are no assets or liabilities attributable to foreign operations.

TABLE 3 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - FIRST NINE MONTHS, 2003 AND 2002

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the rate paid thereon during the first nine months of 2003 and 2002.


     Average           Average                                                       (a) Variance
     Balance            Rate                                   Interest             Attributable to
------------------   ----------                             ----------------   Vari-  --------------
  2003      2002     2003  2002                               2003     2002    Ance    Rate   Volume
--------  --------   ----  ----                             -------  -------  ------  ------  ------
   (Thousands)           (%)     TAXABLE-EQUIVALENT          (Thousands)              (Thousands)
                                 INTEREST INCOME
                                 AND FEES(b)
$  8,741  $  4,988   0.99  1.66  Interest-bearing deposits  $    65   $   62  $    3  $  (25) $   28
  38,102    47,337   4.53  5.73  Investments - taxable        1,292    2,027    (735)   (422)   (313)
   7,336     8,735   8.95  8.56  Investments - non-taxable      491      559     (68)     26     (94)
  10,871     8,942   1.09  1.69  Federal funds sold              89      113     (24)    (40)     16
 348,587   301,243   5.87  6.70  Loans (c)                   15,301   15,107     194  (1,884)  2,078
--------  --------   ----  ----                             -------  -------  ------  ------  ------
 413,637   371,245   5.57  6.43  Total int.-earning assets   17,238   17,868    (630) (2,344)  1,714
--------  --------   ----  ----                             -------  -------  ------  ------  ------

                                 INTEREST EXPENSE
                                 Deposits
  73,437    57,869   0.37  0.59  NOW accounts                   202      255     (53)    (96)     43
  15,312    13,184   0.65  0.99  Savings accounts                75       98     (23)    (33)     10
  65,735    52,582   1.21  1.79  Money market accounts          594      704    (110)   (229)    119
  62,013    61,995   3.10  4.10  CD's, $100M or more          1,437    1,902    (465)   (465)    -
  79,569    82,284   2.99  4.12  Other time deposits          1,780    2,537    (757)   (696)    (61)
--------  --------                                         --------  -------  ------
                                 Total interest-
 296,066   267,914   1.85  2.74  bearing  Deposits            4,088    5,496  (1,408) (1,519)    111
                                 Federal Home Loan
  20,543    20,755   5.00  5.01  Bank advances                  769      778      (9)     (1)     (8)
  17,314    13,172   1.47  1.98  Other borrowings               191      195      (4)    (50)     46
--------  --------   ----  ----                            --------  -------  ------
                                 Total interest-
$333,923  $301,841   2.02  2.87  bearing Liabilities          5,048    6,469  (1,421) (1,570)    149
--------  --------   ----  ----                             -------  -------  ------  ------  ------
                     3.55  3.57  Interest rate spread
                     ====  ====
                                 Net interest income        $12,190  $11,399  $  791  $ (775) $1,566
                                                            =======  =======  ======  ======  ======
--------  --------               Non-interest
  63,599    54,272               bearing Deposits
--------  --------
                                 Net yield on interest-
                     3.94  4.11  earning assets
                     ====  ====
                                 Total average deposits
                                 and average cost
$359,665  $322,186   1.52 2.28   of deposits
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

We, the certifying officers, indicate in this report that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our evaluation completed on October 31, 2003. There were no significant deficiencies and material weaknesses that require corrective actions.

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

Exhibit 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended September 30, 2003.

A Form 8-K for a Regulation FD disclosure was filed on September 29, 2003 announcing plans to open a loan production office at Hilton Head, SC called Harbourside Mortgage Company. An announcement of the issuance $6.0 million of trust preferred debt on September 29, 2003 was also included in the filing.


A Form 8-K was filed on October 21, 2003 which included the Third Quarter 2003 Earnings Release. The filing was made to comply with Reg FD and the new Sarbanes Oxley Reporting Requirements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             The Savannah Bancorp, Inc.
                                    -----------------------------------
                                                 (Registrant)


Date  11/5/03                       /s/ Archie H. Davis
      -------                       -----------------------------------
                                    Archie H. Davis - President & CEO


Date  11/5/03                      /s/ G. Mike Odom, Jr.
      -------                      ------------------------------------
                                   G. Mike Odom, Jr. - Executive Vice
                                                       President & COO


Date  11/5/03                      /s/ Robert B. Briscoe
      -------                      ------------------------------------
                                   Robert B. Briscoe - Chief Financial Officer