Form 10-K
period 2003-12-31
SAVANNAH BANCORP INC
filed 2004-03-26
CIK 860519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                         Commission file number 0-18560

                           THE SAVANNAH BANCORP, INC.
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                         Georgia                      58-1861820
             --------------------------------    -------------------
             (State or Other Jurisdiction of        (IRS Employer
              Incorporation or Organization)      Identification No.)

                 25 Bull Street, Savannah, GA                31401
             ---------------------------------------      ----------
             (Address of Principal Executive Offices)      (Zip Code)

                                  912-629-6486
             -------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                    Securities registered under Section 12(b)
                               of the Exchange Act

                 Common, $1.00 Par Value      Nasdaq National Market
             -------------------------------  ----------------------

                    Securities registered under Section 12(g)
                            of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X

The aggregate market value of the voting and non-voting common equity at June 30, 2003 held by non-affiliates, based on the price of the last trade of $23.99 per share times 2,494,188 non-affiliated shares, was $59,836,000.

The Registrant's number of shares outstanding at February 27, 2004 was 3,281,977.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 27, 2004, the registrant had issued 3,290,223 and outstanding 3,281,977 shares of common stock.

Portions of the 2003 Annual Report to Shareholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated March 22, 2004 are incorporated in Part III of this report.

                REGISTRANT'S DOCUMENTS INCORPORATED BY REFERENCE

                                                PART NUMBER AND ITEM
DOCUMENT INCORPORATED                           NUMBER OF FORM 10-K INTO
BY REFERENCE                                    WHICH INCORPORATED
---------------------                           ------------------------

Page F-24                                       Part II, Item 5, Market
of Registrant's 2003 Annual                     for Registrant's Common
Report to Shareholders                          Equity and Related Stockholder
                                                Matters and Issuer Purchases
                                                of Equity Securities

Page F-22 through F-34 of                       Part II, Item 6,
Registrant's 2003 Annual                        Selected
Report to Shareholders                          Financial Data

Pages F-22 through F-34                         Part II, Item 7,
of Registrant's                                 Management's Discussion
2003 Annual Report to                           and Analysis of Financial
Shareholders                                    Condition and Results of
                                                Operations

Page F-30 through F-32 of                       Part II, Item 7A, Quantitative
Registrant's 2003 Annual                        and Qualitative Disclosures
Report to Shareholders                          About Market Risk

Pages F-1 through F-21,                         Part II, Item 8,
of Registrant's 2003                            Financial Statements and
Annual Report to Shareholders                   Supplementary Data

Pages 4 through 9,                              Part III, Item 10,
of Registrant's Proxy                           Directors and Executive
Statement in connection with                    Officers of the Registrant
its Annual Shareholders' Meeting
to be held April 29, 2004
("2004 Proxy Statement")

Pages 13 and 14,                                Part III, Item 11,
of Registrant's 2004 Proxy Statement            Executive Compensation

Pages 4 through 8, and page 16                  Part III, Item 12,
of Registrant's 2004 Proxy Statement            Security Ownership of
                                                Certain Beneficial Owners
                                                and Management

Page 16 of Registrant's 2004 Proxy              Part III, Item 13,
Statement                                       Certain Relationships
                                                and Related Transactions

Page 16 of Registrant's 2004 Proxy              Part IV, Item 14. Principal
Statement                                       Accountant Fees and Services

Pages F-4 through F-21                          Part IV, Item 15,
of Registrant's 2003                            Exhibits, Financial Statement
Annual Report to Shareholders                   Schedules and Reports on
                                                Form 8-K

THE SAVANNAH BANCORP, INC.
2003 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS


PART I                                                                 PAGE

Item 1.  Business                                                        5

Item 2.  Properties                                                     20

Item 3.  Legal Proceedings                                              20

Item 4.  Submission of Matters to a Vote of Security Holders            21

PART II

Item 5.  Market for the Registrant's Common Equity,
         Related Stockholder Matters and Issuer
         Purchases of Equity Securities                                 21

Item 6.  Selected Financial Data                                        21

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations               21

Item 7A. Quantitative and Qualitative Disclosures about Market Risk     21

Item 8.  Financial Statements and Supplementary Data                    21

Item 9.  Changes in and Disagreement with Accountants
         on Accounting and Financial Disclosure                         21

Item 9A. Controls and Procedures                                        22

PART III

Item 10. Directors and Executive Officers of the Registrant             22

Item 11. Executive Compensation                                         22

Item 12. Security Ownership of Certain Beneficial
         Owners and Management and Related
         Stockholder Matters                                            22

Item 13. Certain Relationships and Related Transactions                 22

PART IV

Item 14. Principal Accountant Fees and Services                         22

Item 15. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K                                        23

         Signature page                                                 25

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

THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON OUR BEHALF EXCEPT AS MAY BE REQUIRED BY OUR DISCLOSURE OBLIGATIONS IN FILINGS WE MAKE WITH THE SEC UNDER FEDERAL SECURITIES LAWS.

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

In February 1998, the Company entered into a plan of merger to exchange shares of its stock for shares of Bryan Bancorp of Georgia, Inc. ("Bryan"), the bank holding company for Bryan Bank & Trust ("Bryan Bank"). The transaction was valued at approximately $24 million. The merger, which was accounted for as a pooling of interests, was a tax-free reorganization for federal income tax purposes. The merger was consummated on December 15, 1998. Bryan was merged into the Company and Bryan Bank became a wholly-owned subsidiary of the Company on the merger date.

The Savannah Bank, N.A. and Bryan Bank & Trust (the "Subsidiary Banks") currently are the sole operating subsidiaries of the Company. The Savannah Bank received its charter from the Office of the Comptroller of the Currency (OCC) to commence business and opened for business on August 22, 1990. Bryan Bank & Trust received its charter from the Georgia Department of Banking and Finance (the "GDBF") in December 1989. The deposits at the Subsidiary Banks are insured by the Federal Deposit Insurance Corporation (the "FDIC").

In October 2003, The Savannah Bank opened a mortgage loan production office on Hilton Head Island, South Carolina. This office is approximately 30 miles from downtown Savannah. This mortgage banking expansion opportunity includes the hiring of a key manager, lenders and support personnel from other financial institutions in the market, some of who have been impacted by regional bank acquisitions in the market. In the aggregate, the lenders who have been hired have substantial relationships with key customers and mortgage banking referral sources in the Hilton Head market. Longer term plans include a full-service banking office in the market after the charter requirements of South Carolina have been met.

As of December 31, 2003, The Savannah Bank had five full service offices, one loan production office, total assets of $344 million, total loans of $279 million, total deposits of $280 million, total stockholders' equity of $25.3 million and $3.1 million in 2003 net income. As of December 31, 2003, Bryan Bank had one full service office, total assets of $132 million, total loans of $108 million, total deposits of $115 million, total stockholders' equity of $11.0 million and net income of $1.7 million for the year then ended.

(B)      INFORMATION ABOUT INDUSTRY SEGMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company presently operates as two commercial banks offering traditional banking services. Certain departmental revenues and asset and liability volumes are used by executive management for performance and resource allocation purposes; however, sufficient discrete financial information is not available for presentation of segmented line of business financial information to shareholders.

(C)   NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable Federal regulatory restrictions on the activities of bank holding companies. The Company was formed for the purpose of becoming a holding company to own 100 percent of the stock of the Subsidiary Banks. The holding company structure provides the Company with greater flexibility than a bank would otherwise have to expand and diversify its business activities through newly formed subsidiaries or through acquisitions. While the Company has no present plans to engage actively in any nonbanking business activities, management anticipates studying the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

BANKING SERVICES

The Subsidiary Banks have approximately 135 full-time and 20 part-time employees and offer a full range of deposit services, including checking accounts, savings accounts and various time deposits ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive to those offered in the area. In addition, retirement accounts such as IRA (Individual Retirement Account) and SEP (Simplified Employee Pension) accounts are offered. The FDIC insures all deposit accounts up to the maximum amount (currently $100,000 per account). The Subsidiary Banks solicit these accounts from individuals, businesses, foundations, organizations, and governmental authorities.

The Subsidiary Banks offer a full range of short-term and medium-term commercial, real estate, residential mortgage and personal loans. The Subsidiary Banks' primary lending focus is business, real estate and consumer lending. Commercial loans include both secured and a limited volume of unsecured loans. Consumer loans include secured loans for financing automobiles, home improvements, real estate and other personal investments. Unsecured consumer loans are limited and generally made to our most creditworthy borrowers. The Subsidiary Banks originate fixed and variable rate mortgage loans and offer real estate construction and acquisition loans.

The Subsidiary Banks' lending policies generally conform to supervisory loan-to-value guidelines on real estate lending. Additionally, the existence of a reliable source of repayment/cash flow is usually required before making any loan, regardless of the security. Appraisals are obtained as required. Lending officers or contract inspectors make on-site inspections on construction loans. Loan exposures over $500,000 and $250,000 at Savannah Bank and Bryan Bank, respectively, are reported to the appropriate Credit committee of each bank. These committees approve loan exposures over $1,000,000 and $500,000, prior to the loan being made at Savannah Bank and Bryan Bank, respectively. Generally, lending relationships over $500,000 are reported to the full Board of Directors of each bank. Higher lending limits for first mortgage residential loans were implemented in the fourth quarter of 2003. In general, residential mortgage loans of $500,000 and $350,000 or more at Savannah Bank and Bryan Bank, respectively, require two executive officer approvals. Residential mortgage loans over $1.5 million and $750,000 at Savannah Bank and Bryan Bank, respectively, require prior approval of the applicable Credit committee.

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

The recent expansion of activities in the mortgage banking area include the expertise to process, underwrite, close, warehouse, sell and service mortgage loans originated and sold into the secondary market or held in the Subsidiary Banks' portfolios. Increased fee income at origination and servicing fee income over the life of the loan, offset by additional costs associated with the expanded services, provide an excellent long-term source of net earnings.

Variation in mortgage origination volume, valuation of mortgage servicing assets
(MSAs) and the ongoing valuation of MSAs for impairment introduce the potential for both positive and negative earnings volatility.

CREDIT RISK MANAGEMENT AND ALLOWANCE FOR LOAN LOSSES

The Subsidiary Banks have a multi-faceted program designed to control and continually monitor the credit risks inherent in the loan portfolios. This begins with a structured loan approval process in which the Board of Directors delegates authority for various types and amounts of loans to loan officers on a basis commensurate with seniority and lending experience. The Subsidiary Banks use an asset classification system that is consistent with the regulatory classification system, which applies to all assets of an insured institution and requires each institution to periodically classify its assets.

There are four risk grades of "criticized" assets: Special Mention, Substandard, Doubtful and Loss. Assets designated as substandard, doubtful or loss are considered "classified". The classification of assets is subject to regulatory review and reclassification. The Subsidiary Banks include aggregate totals of criticized assets, and general and specific valuation reserves in quarterly reports to the Board of Directors, which approves the overall loan loss reserve evaluation. The Subsidiary Banks' loan classification systems utilize both the account officer and an independent loan review function to monitor the classification of loans.

Account officers are charged with the responsibility of monitoring changes in loan quality within his or her loan portfolio and reporting changes directly to loan review and senior management. Additionally, the Subsidiary Banks have contracted with an external loan review service which performs a review of the Subsidiary Banks' loans to determine that the appropriate risk grade has been assigned to each borrowing relationship along with other credit quality, documentation and compliance factors. Delinquencies are monitored on all loans as a basis for potential inclusion in general valuation reserves or, ultimately, for potential charge-off. Loans that are delinquent 90 days (four payments) or longer generally are placed on nonaccrual status unless the collectibility of principal and accrued interest is assured beyond a reasonable doubt. In certain cases, loans less than 90 days (four payments) delinquent are placed on nonaccrual status when uncertainty exists as to the loan's collectibility. Real estate acquired through foreclosure is classified as substandard unless there is sufficient evidence to indicate such classification is not warranted.

The allowance for credit losses is evaluated as described in the MD&A section of the 2003 Annual Report on pages F-26 and 27.

OTHER BANKING SERVICES

Savannah Bank was granted trust powers from the OCC in 1996. The Trust Department uses a state of the art accounting system which includes the capability to provide clients and their advisors with Internet access to view their accounts. Employee benefit administration and certain money management functions are outsourced to third parties. Using these resources, the Trust Department offers a full array of trust services, including investment management, personal trusts, custodial accounts, estate administration and retirement plan asset management. The Trust Department contracts with Marshall & Ilsley Trust Company to outsource trust data processing, securities safekeeping and certain other operational functions.

The Subsidiary Banks offer cash management services, Internet access to account data, a non-cash deposit courier service, safe deposit boxes, travelers checks, direct deposit of payroll, U.S. Savings bonds, official bank checks and money orders and automatic drafts for various accounts. The Subsidiary Banks have seven automated teller machines in the area and are members of the STAR networks of automated teller machines. The Subsidiary Banks issue ATM and debit cards and offer VISA and MasterCard credit cards, which have a pre-authorized credit limit for personal purchases and expenses, as an agent for a correspondent bank.

LOCATION AND SERVICE AREA

The Subsidiary Bank's primary service area is the city of Savannah, Chatham County, the city of Richmond Hill, which is 20 miles southwest of downtown Savannah, and Bryan County, Georgia. Its secondary service area is Effingham and

Liberty Counties, Georgia and Jasper County, South Carolina. The primary lending service area has expanded to Hilton Head Island, South Carolina and surrounding areas. The Subsidiary Banks' target customers are individuals and small to medium sized businesses, including wholesale, retail and professional service businesses in the community. The Subsidiary Banks also target individuals who meet certain net worth and income requirements as potential customers for private banking services.

The Savannah Bank's main office, known as the Johnson Square Office, is located in the primary financial district in downtown Savannah, where most of the commercial banks in the primary service area have their main Savannah offices. In recent years, regional banks with headquarters outside of the state of Georgia have acquired several of the banks in the primary service area. The Savannah Bank emphasizes that it is based in Savannah and that its directors and officers are committed to the economic development of the Savannah area.

Bryan Bank's main office opened in December 1989 and is located in the primary commercial area of the city of Richmond Hill. Two other community bank branch offices and one grocery store branch office are located in Richmond Hill. Bryan Bank has approximately 78 percent of the bank deposits in the Richmond Hill market.

In October 1992, Savannah Bank opened its second office at 400 Mall Boulevard. The Mall Boulevard Office is located in the primary commercial and retail district in Savannah which includes a high concentration of professional and service-related businesses.

In November 1995, Savannah Bank opened its third office, the West Chatham Office, at 100 Chatham Parkway. West Chatham is a full service office located six miles west of the main office location in a significant commercial and industrial growth area of Chatham County.

In October 1997, the fourth office at 4741 Highway 80 East on Whitemarsh Island, six miles east of the main office, opened for business. Deposits, mortgage loans and consumer loans are the primary opportunities for this location that serves a large concentration of higher net worth individuals as well as a young adult population in apartments and first homes.

In October 1998, Savannah Bank opened its fifth Savannah location in the Medical Arts Shopping Center. This office is strategically located near two major hospitals and numerous medical, dental and professional practices. This location is approximately four miles southeast of the main office.

In May, 2002, the Company opened an operations center occupying 5,000 square feet of office space at 450 Mall Boulevard, adjacent to Savannah Bank's existing branch office at 400 Mall Boulevard. The image item processing, statement rendering, information technology, deposit operations and branch operations support functions are located at this center. These functions work closely together and their relocation from different offices to one location provides an environment and opportunity for significant service enhancements, efficiencies and synergies.

In October 2003, Savannah Bank opened a mortgage loan production office on Hilton Head Island, SC which operates as Harbourside Mortgage Company, a division of The Savannah Bank, N.A. This office is located at 23C Shelter Cove Lane in a commercial and retail area of the island. Management anticipates that Harbourside will move into larger permanent space near its present location in the fourth quarter 2004.

The Subsidiary Banks' business plans rely principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and stockholders to attract business and to acquaint potential customers with the Subsidiary Banks' personalized services. Both Subsidiary Banks emphasize a high degree of personalized customer service. Advertising and marketing emphasize the advantages of dealing with an independent, locally-owned, relationship-oriented bank to meet the particular needs of individuals, professionals and small to medium-size businesses in the community. The profitability of all banking products and services is evaluated periodically.


LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

Assets of the Subsidiary Banks consist primarily of loans and an investment portfolio. In an effort to maintain adequate levels of liquidity and minimize declines in the net interest margin, the maturity and rate sensitivity of the loan and investment portfolios is compared to the maturity and rate sensitivity of the liabilities. Various short-term and long-term strategies and actions to meet short-term and long-term objectives are considered by the company Executive

Management Asset-Liability Committee (ALCO Committee). Actions and strategies are recommended by the ALCO Committee to the subsidiary bank board committees responsible for oversight of the asset-liability management of each bank.

Quantitative disclosures regarding liquidity management are included on pages F-30 to F-34 of the Company's 2003 Annual Report to Shareholders (2003 Annual Report).

Both banks have been able to fund loan growth primarily with local deposits in the past. However, higher anticipated loan volumes for 2004, generated by the new Harbourside loan production office, create the need to issue time deposits through brokers to fund much of the loan growth.

In the first quarter of 2004, Savannah Bank began purchasing time deposits through brokers. The bank's asset size (over $300 million), well-capitalized status and favorable industry rankings allow it to meet the minimum credit quality standards for virtually all investors in brokered time deposits. This position allows the bank to obtain brokered time deposit funding at the lower end of the interest cost range for the various maturities.

Quarterly loan growth and funding projections for each bank are reviewed and approved by the ALCO Committee and reported to the appropriate bank board committees. Actual variances from quarterly plans are monitored between meetings by executive management and reported quarterly or more frequently when necessary to the bank board committees.

Although the objective of asset-liability management is to provide adequate funding for asset growth at the lowest cost within the interest rate risk parameters approved by the Board, unexpected changes in market rates, competition, personnel and customer responses to these changes may cause significant variances in volumes and rates.

The Company has no investment risk in off-balance sheet derivative investments.

INTEREST RATE RISK

Interest rate risk is a measure of exposure to changes in net interest income or the theoretical market value of portfolio equity due to changes in market interest rates. The differential between interest rate sensitive assets and interest rate sensitive liabilities over a specified period of time (known as "gap") represents a measure of sensitivity of net interest income to changes in interest rates. A positive gap indicates an excess of rate sensitive assets over rate sensitive liabilities, while a negative gap indicates an excess of rate sensitive liabilities over rate sensitive assets. Quantitative discussion of the Company's interest rate risk is included on pages F-30 to F-34 in the 2003 Annual Report.

The Subsidiary Banks operate within parameters established by an interest rate risk policy with oversight by the ALCO Committee, which makes quarterly reports and recommendations to the Credit/ALCO Committee at Savannah Bank and the Executive Committee at Bryan Bank. The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities resulting from certain changes in the interest rate environment. These measurements are made through cash flow and repricing analyses which project the impact of changes in interest rates on the Subsidiary Banks' assets and liabilities. Additionally, the committees may set other interest rate risk objectives. The policy also outlines responsibility for monitoring interest rate risk and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Company's interest rate risk objectives.

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

Savannah Bank is subject to extensive supervision and regulation by the OCC, and Bryan Bank is subject to extensive supervision by the GBDF and the FDIC. The regulators are responsible for overseeing the affairs of all banks and periodically examining banks to determine their compliance with laws and regulations. Banks must make quarterly call reports of their financial condition and results of operations to the FDIC. The FDIC reviews the call report information for accuracy, consistency and reasonableness. Quarterly Call Report financial information is made available to regulators and the public approximately 45 days after each quarter-end. Regulators use this data for quarterly offsite monitoring of the financial condition of banks. Quarterly holding company reports are filed with the Federal Reserve Bank of Atlanta (FRB) within 45 days of each quarter-end. This financial information is reviewed by the FRB for accuracy, consistency and reasonableness and is also made available to holding company database providers within 75 days of the end of each quarter. Bank analysts, regulators and consultants regularly use this information in analyzing historical and expected performance of banks and bank holding companies.

In addition, the regulators have authority to issue cease and desist orders against banks and bank holding companies which are about to engage, are engaging or have engaged in an unsafe or unsound practice in the conduct of their business. The regulators can order affirmative action to correct any harm resulting from a violation or practice, including, but not limited to, making restitution and providing reimbursement or guarantees against loss in certain cases. Regulators also administer several federal statutes such as the Community Reinvestment Act and the Depository Institution Management Interlocks Act, which apply to banks. The Subsidiary Banks are subject to special examination by the FDIC and to certain FDIC regulations.

Regulators have adopted risk-based capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopts FDIC insurance assessment rates based on certain risk-based and equity capital ratios. The table in Note 12 of the Notes to the Consolidated Financial Statements in the 2003 Annual Report shows the capital ratios for the Company, and the regulatory minimum capital ratios at December 31, 2003. The capital ratios of the Company and each Subsidiary Bank exceeded the ratios required to be considered "well-capitalized" by the FDIC.

A national banking association is insured by the FDIC and must be a member of the Federal Reserve System. Therefore, the Subsidiary Banks are subject to applicable provisions of the Federal Reserve Act which restrict the ability of any national bank to extend credit to its parent holding company. Additionally, a national banking association cannot extend credit to any affiliate (including its parent and non-bank subsidiaries of its parent) to purchase the assets thereof, to issue a guarantee, acceptance or letter of credit (including an endorsement or standby letter of credit) to its affiliates, or to invest in the stock or securities thereof or, under certain circumstances, take such stock or securities as collateral for loans to any borrower.

Stockholders of banks (including bank holding companies which own stock in banks, such as the Company) may be compelled by bank regulatory authorities to invest additional capital in the event their bank's capital becomes impaired by losses or otherwise. Failure to pay such an assessment could cause a forced sale of the holder's bank stock. In addition, the Company may also be required to provide additional capital to any additional banks that it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

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

Repeal of the Glass-Stegall Act - At its core, the Act repealed the anti-affiliation provisions in sections 20 and 32 of the Banking Act of 1933 (also known as the Glass-Steagall Act) and amended provisions in the Bank Holding Company Act of 1956 to permit financial companies to offer a broad array of banking, insurance, securities, and other financial products, either through financial holding companies ("FHCs") or through operating subsidiaries qualifying under the Act.

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

Affiliation Authority - The Act amended section 4 of the Bank Holding Company Act ("BHCA") to provide a new framework for engaging in new financial activities. Those bank holding companies ("BHCs") that qualify to engage in the new financial activities are designated as FHCs. New provisions of the BHCA permit BHCs that qualify as FHCs to engage in activities, and acquire companies engaged in activities that are financial in nature or incidental to such financial activities. FHCs are also permitted to engage in activities that are "complementary" to financial activities if the Board of Governors of the Federal Reserve Bank ("FRB Board") determines that the activity does not pose a substantial risk to the safety or soundness of the institution or the financial system in general.

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

Federal Home Loan Bank Reform - The Act reformed the Federal Home Loan Bank System, including greatly expanding the collateral that a community bank can pledge against FHLB System advances, thus giving smaller banks access to a substantial new liquidity source. FHLB members can also pledge small business and agricultural loans (or securities representing a whole interest in such loans) as collateral for advances.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Riegle-Neal Act) has introduced a process that enables nationwide interstate banking through bank subsidiaries and interstate bank mergers. Separately, the Riegle-Neal Act also permits bank subsidiaries to act as agents for each other across state lines. Since September 29, 1995, adequately capitalized and managed bank holding companies have been permitted to acquire control of a bank in any state. Any acquisitions are subject to concentration limits. Beginning June 1, 1997, banks were permitted to merge with one another across state lines. The Interstate Banking Act also permits de novo branching to the extent that a particular state "opts into" the de novo branching provisions. The legislation preserves the state laws which require that a bank must be in existence for a minimum period of time before being acquired as long as the requirement is five years or less. This legislation has relevance for the banking industry due to increased competitive forces from institutions which may consolidate through mergers and those which may move into new markets through enhanced opportunities to branch across state lines. Georgia and South Carolina do not have reciprocal provisions for de novo charters which means holding companies and banks may not charter state banks across the state line. The available alternatives include acquiring a financial institution or potentially moving the charter of a national bank within 35 miles of its headquarters.

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

Although the Company is not presently subject to any direct regulatory restrictions on dividends (other than those of Georgia corporate law), the Company's long-term ability to pay cash dividends will depend on the amount of dividends paid by the Subsidiary Banks and any other subsequently acquired entities. OCC regulations restrict the amount of dividends which the Savannah

Bank may pay without obtaining prior approval. Based on such regulatory restrictions, the Savannah Bank is limited from paying dividends in a calendar year, which exceeds the current year's net income combined with the retained net profits of the preceding two years. Bryan Bank is limited to paying 50 percent of the prior year net income without getting approval from the GDBF. Banks also have a financial advantage in the form of lower FDIC assessments if they are classified as "well-capitalized" by the FDIC. Dividend payout plans of the Subsidiary Banks will always consider maintaining their "well-capitalized" classification an important objective. The Company's dividend payout ratio is at the higher end of peer comparisons. Asset growth rate expectations are significantly higher than historical growth rates. Continued increases in per share dividend rates for the long-term are dependent upon the Company's ability to increase earnings growth rates sufficiently to maintain capital ratios which meet the well-capitalized minimums over the long-term.

Both Subsidiary Banks are members of the Federal Home Loan Bank ("FHLB") System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs maintain central credit facilities primarily for member institutions. The Subsidiary Banks, as a member of the FHLB of Atlanta, are required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1 percent of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 5 percent of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500,000. Additionally, the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $250,000 over the required minimum. The Subsidiary Banks are in compliance with this requirement at December 31, 2003.

Each FHLB serves as a reserve or central bank for its member institutions within its assigned regions. It is funded primarily from proceeds derived from the sale of obligations of the FHLB System. The FHLB makes advances (i.e., loans) to members in accordance with policies and procedures established by its Board of Directors. The Subsidiary Banks are authorized to borrow funds from the FHLB of Atlanta to meet demands for withdrawals of deposits, to meet seasonal requirements and for the expansion of its loan portfolio. Advances may be made on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and the amount of previously existing advances. Interest rates charged for advances vary depending upon maturity, the cost of funds to the regional FHLB and the purpose of the borrowing.


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

RECENT RULES ADOPTED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC" OR "COMMISSION")

Certification of Disclosure in Companies' Quarterly and Annual Reports - As directed by Section 302(a) of the Sarbanes-Oxley Act of 2002, the SEC adopted rules to require an issuer's principal executive and financial officers each to certify the financial and other information contained in the issuer's quarterly and annual reports. The rules also require these officers to certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the issuer's internal controls; they have made certain disclosures to the issuer's auditors and the audit committee of the board of directors about the issuer's internal controls; and they have included information in the issuer's quarterly and annual reports about their evaluation and whether there have been significant changes in the issuer's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. In addition, the SEC has adopted rules which require issuers to maintain, and regularly evaluate the effectiveness of, disclosure controls and procedures designed to ensure that the information required in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis. The effective date of this requirement was August 29, 2002. The Company has implemented procedures and reporting tools to meet the requirements of the SEC certification rules.

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

Disclosure Required by Sections 406 and 407 of the Sarbanes-Oxley Act of 2002 - The SEC adopted rules and amendments requiring publicly traded companies to include two new types of disclosures in their annual reports filed pursuant to the Securities Exchange Act of 1934. First, the rules require a company to disclose whether it has at least one "audit committee financial expert" serving on its audit committee, and if so, the name of the expert and whether the expert is independent of management. A company that does not have an audit committee financial expert must disclose this fact and explain why it has no such expert. Second, the rules require a company to disclose whether it has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A company which has not adopted such a code must disclose this fact and explain why it has not done so. A company also will be required to promptly disclose amendments to, and waivers from, the code of ethics relating to any of those officers. The Company posts its Corporate Code of Business Ethics & Conduct, Audit Committee Charter and Nominating Committee Charter on its Corporate Website located at www.savb.com.

Companies must comply with the code of ethics disclosure requirements promulgated under Section 406 of the Sarbanes-Oxley Act in their annual reports for fiscal years ending on or after July 15, 2003. They also must comply with the requirements regarding disclosure of amendments to, and waivers from, their ethics codes on or after the date on which they file their first annual report in which the code of ethics disclosure is required. Companies similarly must comply with the audit committee financial expert disclosure requirements promulgated under Section 407 of the Sarbanes-Oxley Act in their annual reports for fiscal years ending on or after July 15, 2003. The Nominating Committee of the Board of Directors of the Company has nominated a new director who meets the qualifications of a financial expert and who has agreed to serve as such if elected at the 2004 Annual Shareholders Meeting to be held on April 29, 2004.

Various other legislative proposals are expected in Congress concerning the banking industry. Given the uncertainty of the legislative process, management cannot assess the effect any such legislation would have on the Company's financial condition or results of operations.

COMPETITION

The banking business is highly competitive. Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Subsidiary Banks compete with other commercial banks and savings and loan associations in their primary service areas.. In the conduct of certain areas of its banking business, the Subsidiary Banks also compete with credit unions, consumer finance companies, insurance companies, money market mutual funds, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restriction imposed upon the Subsidiary Banks. Many of these competitors have substantially greater resources and lending limits than the Subsidiary Banks and offer certain services, such as international banking services, that the Subsidiary Banks do not provide currently.

Many of these competitors have more branch offices in the Savannah Bank's primary service area. However, the Company's plan is to expand into the markets which will best serve its targeted customers. Management believes that competitive pricing, local ownership, local decisions, local control and personalized, relationship-oriented service provide the Subsidiary Banks with a method to compete effectively for prospective customers.

The Subsidiary Banks generally benefit from regional bank mergers in the local market and experience the most competition from new local community bank entrants into the market area.

New entrants into the Savannah market include a de novo bank, which opened two offices in Chatham County in 2002. Two branches of two non-local community banks also opened in 2002. The presidents or city executives of these new competitors were previously with banks who have merged into large regional banks. Other banks have indicated interest in the coastal Georgia and South Carolina markets. These new entrants have and will continue to increase the competition for existing and new business.

Both Subsidiary Banks offer the full range of deposit services that is typically available from financial institutions, including NOW, demand, savings, money market and time deposit accounts. In addition, retirement accounts such as Individual Retirement Accounts are available. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law.

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

                 SELECTED STATISTICAL INFORMATION OF THE COMPANY

TABLE 1 - INVESTMENTS - WEIGHTED AVERAGE YIELDS BY MATURITY

The following table sets forth the amortized cost, fair value and tax-equivalent yields by investment type and maturity category at December 31, 2003:

                                                              Taxable
                                       Amortized    Fair     Equivalent
                                         Cost       Value    Yield (a)
                                       --------   --------   ----------
                                          (Thousands)            (%)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury, other U.S. Government
  Agencies and mortgage-backed:
     Within one year                    $11,293    $11,478       5.45
     One year to five years              18,650     19,051       4.39
     Five years to ten years                500        478       3.00
     Over ten years                           0          0       0.00
                                       --------   --------   ----------
          Total                          30,443     31,007       4.76
                                       --------   --------   ----------

Other interest-earning investments:
     Within one year                        250        256       8.00
     One year to five years               4,369      4,619       6.54
     Five years to ten years                888        930       6.99
     Over ten years                       2,247      2,278       4.95
                                       --------   --------   ----------
          Total                           7,754      8,083       6.19
                                       --------   --------   ----------
Total securities available-for-sale     $38,197    $39,090       5.08
                                       ========   ========   ==========

(a) the yield is calculated on the amortized cost of the securities.

LOANS

The following tables set forth certain information regarding the Subsidiary Banks' loan portfolio as of December 31, 2003 on a consolidated basis.

TABLE 2 - LOAN REPRICING OPPORTUNITIES

The following table sets forth certain loan maturity and repricing information as of December 31, 2003. Loan renewals generally reprice relative to the prime rate in effect at the time of the renewal. Management expects that certain real estate mortgage loans that have maturities of one to three years with longer amortization periods will renew at maturity.

                                                After
   ($ in thousands)                  One       One year     Over
                                     year      Through      Five
   Loan Category                   or less    Five years    Years       Total
   -------------                  ----------  ----------  ----------  ----------
   Real estate-construction and
     development                     $63,340     $ 1,971     $     3     $65,314
     Commercial                       21,536       5,598         476      27,610
                                  ----------  ----------  ----------  ----------
         Total                       $84,876     $ 7,569     $   479     $92,924
                                  ==========  ==========  ==========  ==========

   Loans with fixed rates            $18,701     $ 7,569     $   479     $26,749
   Loans with floating and
     adjustable rates                 66,175           0          0       66,175
                                  ----------  ----------  ----------  ----------
         Total                       $84,876     $ 7,569     $   479     $92,924
                                  ==========  ==========  ==========  ==========

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

At December 31, 2003 and 2002, nonperforming loans were $1,997,000 and $598,000, respectively. Interest income of $7,000 and $0 was recognized from nonaccrual loans in 2003 and 2002. At December 31, 2003, the Subsidiary Banks had $526,000 nonaccrual loans and had $72,000 in loans past due over 90 days.

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

LOAN CONCENTRATIONS

Most of the Subsidiary Banks' business activity is with customers located within the Chatham, Bryan and Beaufort County area. As of December 31, 2003, the Subsidiary Banks had a concentration of credit risk aggregating $227 million on loans secured by real estate in these areas. The Subsidiary Banks have no exposure to highly leveraged transactions and have no foreign credits in their loan portfolios.

TABLE 3 - PROVISION FOR POSSIBLE LOAN LOSSES

Changes in the allowance for loan losses from 1999 through 2003 are summarized as follows:


($ in thousands)                          2003    2002    2001    2000    1999
                                         ------  ------  ------  ------  ------
 Balance at the beginning of the year    $4,373  $3,826  $3,369  $2,794  $2,323
 Charge-offs - Commercial                  (161)    (67)     (5)    (33)    (80)
 Charge-offs - Consumer                    (112)   (191)   (167)   (168)    (78)
 Charge-offs - Real estate                 (122)    (35)    (98)    (63)    (10)
                                         ------  ------  ------  ------  ------
 Charge-offs - Total                       (395)   (293)   (270)   (264)   (168)
                                         ------  ------  ------  ------  ------
 Recoveries - Commercial                      7      11      29      21      30
 Recoveries - Consumer                       70      75      76      66      61
 Recoveries - Real estate                    12       4      17       7       3
                                         ------  ------  ------  ------  ------
 Recoveries - Total                          89      90     122      94      94
                                         ------  ------  ------  ------  ------
 Net charge-offs                           (306)   (203)   (148)   (170)    (74)
                                         ------  ------  ------  ------  ------
 Provision for loan losses                1,000     750     605     745     545
                                         ------  ------  ------  ------  ------
 Balance at the end of the year          $5,067  $4,373  $3,826  $3,369  $2,794
                                         ======  ======  ======  ======  ======

 Ratio of net charge-offs to
   average loans                          0.13%   0.09%   0.06%   0.07%   0.04%
                                         ======  ======  ======  ======  ======

TABLE 4 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES BY LOAN TYPE The allowance for loan losses is allocated by loan category based on management's assessment of risk within the various categories of loans. The Company's allocation of the allowance for loan losses based upon the amount deemed to be reasonably necessary to absorb potential losses within each loan category is presented in the following tables:


($ in thousands)                      % of            % of            % of            % of            % of
                                      Total           Total           Total           Total           Total
Loan Categories                2003   Loans    2002   Loans    2001   Loans    2000   Loans    1999   Loans
---------------               ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
Commercial                    $  600    .16   $  650    .19   $  800    .28   $  695    .28   $  520    .25
Real estate - construction
   and development             1,650    .43    1,450    .43    1,100    .39      825    .33      635    .31
Real estate - mortgage         1,300    .34    1,300    .39    1,100    .39    1,090    .44      993    .48
Installment and consumer         400    .10      500    .15      650    .22      550    .22      425    .21
Unallocated                    1,117    .29      473    .14      176    .06      209    .08      221    .11
                              ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
Total allowance for
   loan losses                $5,067   1.31   $4,373   1.30   $3,826   1.34   $3,369   1.35   $2,794   1.36
                              ======          ======          ======          ======          ======

The allowance for loan losses is based on estimates and is maintained at a level considered adequate to provide for potential loan losses. The adequacy of the allowance is based on management's continuing evaluation of the loan portfolio considering current economic conditions, underlying collateral value securing loans and other factors. Actual future losses may be different from estimates due to unforeseen events. Loans, or portions thereof, which are deemed to be uncollectible, will be charged against the allowance.

Loan loss reserves are determined based upon management's review of nonperforming loans, delinquency trends, the level of rated assets and historical loss trends. Additionally, management assesses national and local economic trends and regulatory information to determine the impact of such external factors on loan loss reserve levels. The Subsidiary Banks segregate their loan portfolios by category (as shown in Table 4 above) and by credit risk grade within each category. The allowance for loan losses is allocated to each category by applying reserve percentages to each category. These percentages are based upon management's assessment of risk inherent within each category and the historical and anticipated loss rates within each category.

Although historically, there have been minimal losses in loans secured by real estate, management has allocated additional reserves to these categories based upon the large concentration of real estate loans, larger individual loan amounts, a very competitive market for loan growth and rapidly rising property valuations in recent years in certain segments of the market area which may not be sustainable.

DEPOSITS

TABLE 5 - DEPOSIT AVERAGE BALANCES AND RATES PAID
The following table summarizes average balances of the Subsidiary Banks' deposits on a consolidated basis and the average rates paid on such deposits during 2003, 2002 and 2001.


                                    2003             2002             2001
                              -------------------------------------------------
($ in thousands)               Amount   Rate    Amount   Rate    Amount   Rate
                              --------  -----  --------  -----  --------  -----
Non-interest-bearing demand   $ 65,403  0.00%  $ 55,250  0.00%  $ 43,356  0.00%
Interest-bearing demand         75,952  0.37%    59,075  0.55%    52,542  1.47%
Savings deposits                15,626  0.61%    13,404  0.96%    11,741  2.03%
Money market deposits           66,472  1.16%    54,750  1.68%    40,478  3.15%
Time deposits                  142,305  2.95%   144,334  3.97%   152,091  5.95%
                              --------  -----  --------  -----  --------  -----
       Total                  $365,758  1.46%  $326,813  2.17%  $300,208  3.78%
                              ========         ========         ========

ITEM 2.  PROPERTIES

See Note 5 and Note 13 of Notes to Consolidated Financial Statements on page F-13 and page F-18 of the Registrant's 2003 Annual Report to Shareholders, which is specifically incorporated herein by reference.

The Savannah Bank's main office is located at 25 Bull Street, Savannah, Georgia 31401, on the ground floor and lower level of a seven story office building located on Johnson Square in downtown Savannah. The Savannah Bank has leased approximately 4,700 square feet on the main floor, and 2,000 square feet on the lower level of the building under a five-year lease expiring in June 2009. In November 1998, an additional 1,475 square feet of space was leased on the sixth floor. This lease is also through June 2009. The rental costs increase by 3 percent of the gross rental amount each year during the initial five-year term and thereafter in accordance with the Consumer Price Index. The Company is also responsible for its pro rata share of utilities and janitorial services and increases in the cost of ad volorem taxes and insurance.

In 1989, Bryan Bank constructed its 8,500 square foot two-story main office in Richmond Hill, Georgia, on land owned by Bryan Bank. The building has a walk-up ATM, a drive-up ATM and 4 drive-through lanes. All bank personnel are housed in this location.

Savannah Bank leases approximately 6,500 square feet on the first floor of a two-story building located at 400 Mall Boulevard, Savannah, Georgia. This space is used for the Savannah Bank's branch location and the Mortgage and Construction lending departments. The building is located near the corner of Mall Boulevard and Hodgson Memorial Drive, a location that is convenient to a significant concentration of commercial, service, and retail entities. The lease rate increases with the Consumer Price Index. The initial lease term was for five years and ended March 31, 1997. The Savannah Bank committed to exercise the second five-year lease option in February 2002. There are three additional five-year renewal options included in the terms. The Company is also responsible for its prorata share of increases in the cost of ad volorem taxes, insurance and maintenance of common areas. The bank renovated the space, constructed a vault, and a five lane drive-through teller facility adjacent to the building.

During 1995, Savannah Bank entered into a five-year ground lease with nine five-year renewal options on land located at 100 Chatham Parkway. The Savannah Bank also has a right of first refusal to buy the property at appraised value should the owner ever decide to sell the property. The location is at the intersection of Chatham Parkway and U.S. Highway 80, a major commercial and industrial intersection in west Chatham County. The Savannah Bank made land improvements and constructed a 2,200 square-foot banking facility including four drive-through lanes and an ATM drive-through lane. The West Chatham Office opened for business on November 20, 1995.

In 1997, The Savannah Bank constructed a 2,300 square foot office on an out lot owned in the Island Towne Centre Shopping Plaza, six miles east of downtown Savannah. This office includes a four lane drive-through facility.

In November 1997, The Savannah Bank entered into a ten-year lease beginning June 1, 1998 with four five-year renewal options in the Medical Arts Shopping Center at 4809 Waters Avenue. The property consists of 3,055 square feet of banking office space and a separate drive-through facility behind the shopping center.

In March 2002, The Savannah Bank entered into a lease agreement, effective May 1, 2002, for approximately 5,000 square feet of office space at 450 Mall Boulevard, adjacent to our existing branch office at 400 Mall Boulevard. This lease is an addition to an existing lease for space at 400 Mall Boulevard that contains renewal options through 2017. The operations center is located in this space.

In September 2003, The Savannah Bank entered into a lease agreement for approximately 3,500 sq. ft. of office space at 23C Shelter Cove Lane, Hilton Head Island, South Carolina. This lease is for one year with two one-year renewal options. Harbourside Mortgage Company is located in this space.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings incidental to the business of the Company or the Subsidiary Banks.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Incorporated herein by reference to sections entitled "Table 4 - Market for Registrant's Common Equity and Related Stockholder Matters" on page F-24 of the Financial Statement Section of the 2003 Annual Report to Shareholders.

ITEM 6. - SELECTED FINANCIAL DATA

Incorporated herein by reference to sections entitled "Table 1- Selected Financial Condition Highlights - Five-Year Comparison," "Table 2 - Selected Operating Highlights" and "Table 3 - Selected Quarterly Data," "Table 6 - Average Balance Sheet and Rate/Volume Analysis" and "Table 7 - Average Balance Sheet and Rate/Volume Analysis" in the Registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-22 through F-34 of the Financial Statement Section of the 2003 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference to the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-22 through F-34 of the Financial Statement Section of the 2003 Annual Report to Shareholders.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Incorporated herein by reference to the sections entitled "Liquidity and Interest Rate Sensitivity Management" and "Table 5 - Long-term Maturity Gap and Repricing Data" in the Registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-30 and F-32 of the Financial Statement Section of the 2003 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
      1. Financial Statements - See listing in Item 15 2. Financial Statement Schedules - See Item 15

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION ABOUT THE EFFECTIVENESS OF DISCLOSURE
CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer, executive vice president and chief operating officer and chief financial officer.

Based on this evaluation, the chief executive officer, executive vice president and chief operating officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to The Savannah Bancorp, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings. No change in internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Registrant's Proxy Statement dated March 22, 2004 and filed on March 12, 2004. All transactions required pursuant to the insider trading regulations were filed on either Form 4 or Form 5 of the U.S. Securities and Exchange Commission except as disclosed in the Proxy Statement on page 16. The required Code of Ethics disclosures are also incorporated by reference to the section entitled "Code of Business Conduct and Ethics" in the Registrant's Proxy Statement dated March 22, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to the sections entitled "Executive Compensation and Benefits" in the Registrant's Proxy Statement dated March 22, 2004 and filed on March 12, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS Incorporated herein by reference to the sections entitled "Election of Directors" and "Ownership of Equity Securities" in the Registrant's Proxy Statement dated March 22, 2004 and filed on March 12, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in Note 4 to the Consolidated Financial Statements incorporated by reference and under the caption "Certain Transactions" in the Registrant's Proxy Statement dated March 22, 2004 and filed on March 12 2004.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the sections entitled "Principal Accountant Fees and Services" in the Registrant's Proxy Statement dated March 22, 2004 and filed on March 12, 2004.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
Incorporated herein by reference to the financial statements, together with the applicable report of independent accountants, are included on pages F-3 and F-21 of the Financial Statement Section of the 2003 Annual Report to Shareholders. The index for the financial statements is as follows:

                                                                    Page Number
                                                                    -----------
    (i)   Consolidated Financial Highlights for 2003 and 2002            1

   (ii)   Management's Responsibility for Financial Reporting           F-2

  (iii)   Report of Independent Certified Public Accountants            F-3

   (iv)   Consolidated Balance Sheets December 31, 2003 and 2002        F-4

    (v)   Consolidated Statements of Income for the Years
            Ended December 31, 2003, 2002 and 2001                      F-5

   (vi)   Consolidated Statements of Changes in Stockholders'
            Equity for the Years Ended December 31, 2003,
            2002 and 2001                                               F-6

  (vii)   Consolidated Statements of Cash Flows for the Years
            Ended December 31, 2003, 2002 and 2001                      F-7

 (viii)   Notes to Consolidated Financial Statements                    F-8


2.    Required financial statement schedules
      Exhibit 11 - Computation of Earnings Per Share

3. Exhibits for management contracts or compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K NONE

(b)   REPORTS ON FORM 8-K

A Form 8-K was filed on October 21, 2003 which included the Third Quarter 2003 Earnings Release. The filing was made to comply with Reg FD and the Sarbanes Oxley reporting requirements.

(c)  Exhibits

     Exhibit
     Number     Description
     -------    ----------------------------------------------------------
      3.1 *     Articles of Incorporation
      3.2 *     By-laws as amended
     10.1 *     Lease for Bank Site at 25 Bull Street and Assumption of Lease
     10.5 *     Form of Organizers' Stock Option Agreement
     10.6 *     Lease for Mall Boulevard Office dated February 14, 1992
     10.7 *     The Savannah Bancorp, Inc.  Incentive Stock Option Plan approved by shareholders on April 18, 1995.
     10.8 *     Amendment to The Savannah Bancorp, Inc.  Incentive Stock Option
                  Plan approved by shareholders on April 16, 1996.
     11         Computation of Earnings Per Share *
                  * Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 1 to the consolidated financial statements in this report.
     14         Code of Corporate Ethics and Conduct
     21         Subsidiaries of Registrant
     22         Proxy for Annual Meeting
     23.1       Consent of BDO Seidman, LLP
     31.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.3       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Items 3.1, 3.2, 10.1, 10.5, 10.7, 10.8 and 21 were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 33-33405) filed in February 1990 and such documents are incorporated herein by reference.
Item 10.6 was filed as an exhibit with the 1992 Annual Report on Form 10-K in March, 1993.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 3-23, 2004 by the undersigned, thereunto duly authorized.

THE SAVANNAH BANCORP, INC.


By: /s/ ARCHIE H. DAVIS                         /s/ G. MIKE ODOM, JR.
        Archie H. Davis                             G. Mike Odom, Jr.
        President and Chief Executive Officer       Executive Vice President and
       (Principal Executive Officer)                Chief Operating Officer


    /s/ ROBERT B. BRISCOE
        Robert B. Briscoe
        Chief Financial Officer
        (Principal Financial and Accounting Officer)


Directors:

/s/  J. WILEY ELLIS                             /s/  JACK M. JONES
     J. Wiley Ellis                                  Jack M. Jones
     Chairman of the Board
                                                /s/  AARON M. LEVY
/s/  E. JAMES BURNSED                                Aaron M. Levy
     E. James Burnsed
     Vice Chairman                              /s/  J. CURTIS LEWIS III
                                                     J. Curtis Lewis III
/s/  RUSSELL W. CARPENTER
     Russell W. Carpenter                       /s/  M. LANE MORRISON
                                                     M. Lane Morrison
/s/  ARCHIE H. DAVIS
     Archie H. Davis                            /s/  J. TOBY ROBERTS, SR.
                                                     J. Toby Roberts, Sr.
/s/  ROBERT H. DEMERE, JR.
     Robert H. Demere, Jr.                      /s/  JAMES W. ROYAL, SR.
                                                     James W. Royal, Sr.
/s/  L. CARLTON GILL
     L. Carlton Gill                            /s/  ROBERT T. THOMPSON, JR.
                                                     Robert T. Thompson, Jr.