Form 10-Q
period 2004-03-31
SAVANNAH BANCORP INC
filed 2004-05-17
CIK 860519

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

                  For the quarterly period ended March 31, 2004
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2004. 3,281,997 shares of Common Stock, $1.00 par value per share

================================================================================

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                                 FORM 10-Q INDEX
                                 MARCH 31, 2004


                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Review Report of Independent Certified Public Accountants          2
         Consolidated Balance Sheets - March 31, 2004
            and December 31, 2003                                           3
         Consolidated Statements of Income
            For the Three Months Ended March 31, 2004 and 2003              4
         Consolidated Statements of Changes in Shareholders' Equity
            For the Three Months Ended March 31, 2004 and 2003              5
         Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 2004 and 2003              6

         Condensed Notes to Consolidated Financial Statements              7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      9-16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        9-16

Item 4.  Controls and Procedures                                           16



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                17
Item 2.   Changes in Securities and Use of Proceeds                        17
Item 3.   Defaults Upon Senior Securities                                  17
Item 4.   Submission of Matters to a Vote of Security Holders              17
Item 5.   Other Information                                                17
Item 6.   Exhibits and Reports on Form 8-K                                 17
Signatures                                                                 18

ITEM 1. FINANCIAL STATEMENTS


            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of The Savannah Bancorp, Inc.:

            We have reviewed the accompanying consolidated balance sheets of The Savannah Bancorp, Inc. (a Georgia Corporation) and its subsidiaries as of March 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

            We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 22, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Atlanta, Georgia
May 7, 2004

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
($ in thousands, except share data)          MARCH 31,  December 31,  March 31,
                                               2004        2003         2003
--------------------------------------------------------------------------------
ASSETS                                      (UNAUDITED)              (Unaudited)
Cash and due from banks                      $ 14,935    $ 16,695     $ 17,239
Federal funds sold                             12,883       2,291       10,528
Interest-bearing deposits in banks              5,538      11,987        2,662
--------------------------------------------------------------------------------
     Cash and cash equivalents                 33,356      30,973       30,429
Securities available for sale, at fair
  value (amortized cost of $39,047 and
  $45,898 at March 31 2004 and 2003 and
  $38,197 at December 31, 2003)                39,959      39,090       47,460
Loans, held for sale                           24,544      10,393          -
Loans, net of allowance for credit
  losses of $5,417 and $4,600 at
  March 31, 2004 and 2003 and $5067 at
  December 31, 2003                           410,787     381,664      341,247
Premises and equipment, net                     4,771       4,817        4,712
Other real estate owned                           220         927          117
Bank-owned life insurance                       5,184       5,123          -
Other assets                                    4,629       3,878        3,445
--------------------------------------------------------------------------------
     TOTAL ASSETS                            $523,450    $476,865     $427,410
================================================================================
LIABILITIES
Deposits:
  Non interest-bearing                       $ 70,565    $ 77,173     $ 63,029
  Interest-bearing                            354,532     311,973      291,885
--------------------------------------------------------------------------------
     Total deposits                           425,097     389,146      354,914
Securities sold under repurchase
  agreements, federal funds purchased
  and short-term borrowings                    31,263      22,249       14,660
Federal Home Loan Bank Advances                21,365      20,409       20,581
Subordinated debt to nonconsolidated
  subsidiary                                    6,186       6,186          -
Other liabilities                               2,141       2,104        2,075
--------------------------------------------------------------------------------
     TOTAL LIABILITIES                        486,052     440,094      392,230
--------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $1 per share:
  authorized 79,860,000 shares; issued
  3,290,223 shares in 2004 and 2003,
  respectively                                  3,290       3,290        3,290
Preferred stock, par value $1 per share:
  authorized 10,000,000 shares, none issued       -           -            -
Additional paid-in capital                     25,109      25,109       25,108
Retained earnings                               8,580       7,965        5,974
Treasury stock, 8,226 and 9,289 shares
  at March 31, 2003 and 2004 and
  8,246 at December 31, 2003                     (147)       (147)        (161)
Accumulated other comprehensive income            566         554          969
--------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                37,398      36,771       35,180
--------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                $523,450    $476,865     $427,410
================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                          FOR THE
                                                    THREE MONTHS ENDED
                                                         MARCH 31,
------------------------------------------------------------------------
($ in thousands, except share data)                   2004       2003
------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans, including fees                                $5,761     $5,042
Debt securities:
   Taxable                                              332        485
   Tax-exempt                                            75         93
Dividends                                                18         19
Deposits with banks                                      22         10
Federal funds sold                                       16         28
------------------------------------------------------------------------
   Total  interest and dividend income                6,224      5,677
------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                              1,317      1,411
  Securities sold under repurchase
    agreements, federal funds purchased
    and short-term borrowings                            96         67
  Federal Home Loan Bank advances                       255        255
  Trust preferred securities                             65        -
------------------------------------------------------------------------
   Total interest expense                             1,733      1,733
------------------------------------------------------------------------
NET INTEREST INCOME                                   4,491      3,944
Provision for credit losses                             460        270
------------------------------------------------------------------------
Net interest income after
   provision for loan losses                          4,031      3,674
------------------------------------------------------------------------
NONINTEREST INCOME
Trust fees                                              108         92
Customer service fees                                   392        406
Gains on sales of mortgage loans, net                   142        172
Other income                                            205        121
Gains on sales of OREO                                   91        -
------------------------------------------------------------------------
   Total noninterest income                             938        791
------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                        1,909      1,647
Occupancy and equipment expense                         447        413
Data processing expenses                                259        235
Other operating expenses                                644        572
------------------------------------------------------------------------
   Total noninterest expense                          3,259      2,867
------------------------------------------------------------------------
Income before income taxes                            1,710      1,598
Income tax expense                                      570        521
------------------------------------------------------------------------
NET INCOME                                           $1,140     $1,077
========================================================================
NET INCOME PER SHARE:
   Basic                                             $  .35     $  .33
========================================================================
   Diluted                                           $  .34     $  .32
========================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                                                          Accumulated
                                                          Additional                         Other
                                      Common    Share      Paid-in    Retained  Treasury  Comprehensive
($ in thousands, except share data)   Shares    Amount     Capital    Earning    Stock     Income (Loss)    Total
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002          2,991,378    $2,991    $18,557    $12,261    $(161)       $1,108      $34,756
-----------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                            1,077                               1,077
  Other comprehensive income:
    Change in net unrealized
    gain on securities available
    for sale, net of tax effect                                                                 (139)        (139)
                                                                                                            -----
Total comprehensive income                                                                                    938

Cash dividends - $.155 per share                                         (514)                               (514)

Ten percent stock dividend            298,845       299      6,551     (6,850)                                -
-----------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003             3,290,223    $3,290    $25,108    $ 5,974    $(161)        $ 969      $35,180
=================================================================================================================

-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003          3,290,223    $3,290    $25,109    $ 7,965    $(147)        $ 554      $36,771
-----------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                            1,140                               1,140
  Other comprehensive income:
    Change in net unrealized
    gain on securities available
    for sale, net of tax effect                                                                   12           12
                                                                                                            -----
Total comprehensive income                                                                                  1,152

Cash dividends - $.16 per share                                          (525)                               (525)
-----------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004             3,290,223    $3,290    $25,109    $ 8,580    $(147)         $566      $37,398
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            FOR THE
                                                      THREE MONTHS ENDED
                                                            MARCH 31,
-------------------------------------------------------------------------
 $ in thousands)                                         2004       2003
-------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                            $ 1,140     $ 1,077
Adjustments to reconcile net income to cash
   provided by operating activities:
     Provision for credit losses                          460         270
     Net amortization of securities                        46         177
     Depreciation and amortization                        172          73
     Gain on sale of foreclosed assets                    (91)        -
     Increase in CSV of bank-owned life
       insurance policies                                 (61)        -
     Change in other assets and other
       liabilities, net                                  (720)        187
-------------------------------------------------------------------------
     Net cash provided by operating activities            946       1,784
-------------------------------------------------------------------------
INVESTING ACTIVITIES
Activity in available for sale securities
     Purchases                                         (5,059)     (7,190)
     Maturities and calls                               4,162      14,331
Increase in loans held for sale                       (14,151)        -
Loan originations and principal collections, net      (29,583)     (9,115)
Proceeds from sale of foreclosed assets                   798         -
Additions to premises and equipment                      (126)        (85)
-------------------------------------------------------------------------
     Net cash used in investing activities            (43,959)     (2,059)
-------------------------------------------------------------------------
FINANCING ACTIVITIES
Net decrease in noninterest bearing deposits           (6,608)       (421)
Net  increase (decrease) in interest-bearing
   deposits                                            42,559      (7,709)
Net increase (decrease) in securities sold
   under agreements to repurchase and
   short-term borrowings                                9,014      (2,334)
Net increase (decrease) in FHLB advances                  956         (44)
Dividend payments                                        (525)       (514)
-------------------------------------------------------------------------
     Net cash provided by (used in)financing
        activities                                     45,396     (11,022)
-------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        2,383     (11,297)
 Cash and cash equivalents, at beginning of period     30,973      41,726
-------------------------------------------------------------------------
Cash and cash equivalents, at end of period           $33,356     $30,429
=========================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                  THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE-MONTH PERIODS
                          ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2003.


Note 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Various proposals have been issued by the Securities and Exchange Commission ("SEC") related to changes in filing requirements, accountability of Executive management and Directors regarding accounting policies, internal controls and audit issues. Although the eventual outcome of these proposals is expected to have no material impact on the Company's consolidated financial statements, additional costs to comply with certain rules can be expected.


Note 3 - SHARES USED IN COMPUTING NET INCOME PER SHARE

Earnings Per Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per common share have been computed based on the following:

                                                    Three Months Ended March 31,
                                                             2004       2003
                                                    ----------------------------
Average number of common shares outstanding            3,282,000      3,281,000
Effect of dilutive options                                80,000         56,000
                                                    ----------------------------
Average number of common shares outstanding
  used to calculate diluted earnings per
  common share                                         3,362,000      3,337,000
                                                    ============================

No option shares were excluded from the diluted earnings per share calculation due to their anti-dilutive effect. in 2003 or 2004.

Note 4 - ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has one stock-based employee compensation plan. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123), the Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and its related interpretations. Because all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company's application of APB 25. The Company did not issue any options to non-employees for the three months ended March 31, 2004 and 2003, respectively.

The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

                                                                For the
                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                             2004        2003
                                                          ---------------------
Net Income - as reported                                    $1,140      $1,077
Stock-based employee compensation expense, determined
  under fair value basis, net of tax                           (16)        (19)
                                                          --------    --------
Net Income - pro forma                                      $1,124      $1,058
                                                          ========    ========

Net Income per share - basic - as reported                  $ 0.35      $ 0.33
Net Income per share - basic -  pro forma                   $ 0.34      $ 0.32

Net Income per share - diluted - as reported                $ 0.34      $ 0.32
Net Income per share - diluted - pro forma                  $ 0.33      $ 0.32


No options were granted in the first three months of 2004 or 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions shown in Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; competitors' products and services; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at March 31, 2004 and 2003 and results of operations for the quarters ended March 31, 2004 and 2003, the following analysis should be reviewed along with other information including the Company's December 31, 2003 Annual Report on Form 10-K.


                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        FIRST QUARTER FINANCIAL STATEMENT
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)
Balance Sheet Data                                                       Percent
At March 31                                     2004         2003        Change
--------------------------------------------------------------------------------
(thousands, except per share data)
Total assets                                 $523,450      $427,410        22
Interest-earning assets                       497,787       402,857        24
Loans                                         416,204       345,847        20
Allowance for loan losses                       5,417         4,600        18
Nonperforming assets                              684         2,271       (70)
Deposits                                      425,097       354,914        20
Interest-bearing liabilities                  413,346       327,126        26
Shareholders' equity                           37,398        35,180        6.3
Allowance for possible
   loan losses to total loans                    1.30%         1.33%      (2.3)
Nonperforming assets to
   total loans                                   0.16%         0.66%      (76)
Loan to deposit ratio                           97.91%        97.45%       0.5
Equity to assets                                 7.14%         8.23%      (13)
Tier 1 capital to risk-
   weighted assets                               9.94%         9.92%       0.2
Book value per share                         $  11.39      $  10.72        6.3
Outstanding shares                              3,282         3,281        0.0
Market value per share                       $  27.23      $  22.80        19

Key Performance Data                                                     Percent
For the First Quarter                           2004         2003        Change
--------------------------------------------------------------------------------
Net income                                   $  1,140      $  1,077        5.8
Return on average assets                         0.92%         1.04%      (12)
Return on average equity                        12.33%        12.49%      (1.3)
Net interest margin                              3.85%         4.06%      (5.2)
Efficiency ratio                                60.03%        62.23%      (3.5)

Per share data:
   Net income - basic                        $   0.35      $   0.33        6.1
   Net income - diluted                      $   0.34      $   0.32        6.3
   Dividends                                 $   0.16      $   0.155       3.2

Average shares:
   Basic                                        3,282         3,281        0.0
   Diluted                                      3,362         3,337        0.7

INTRODUCTION

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD & A") provides supplemental information, which sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The MD & A is divided into subsections entitled:

Introduction
Critical Accounting Estimate
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the first three months of 2004 compared with the same period in 2003. Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company." The Savannah Bank, N.A. is referred to as "Savannah," Bryan Bank & Trust is referred to as "Bryan" and Harbourside Mortgage Company, a loan production office and division of Savannah, is referred to as "Harbourside". Collectively, Bryan and Savannah are referred to as the "Subsidiary Banks."

The averages used in this report are based on daily balances for each respective period. Certain amounts in noninterest income and noninterest expense have been reclassified in prior periods to conform to the presentation in the current period.

The Company is headquartered in Savannah, Georgia and, as of March 31, 2004 had 6 banking offices and 7 ATMs in Savannah, Chatham County and Richmond Hill, Georgia. The Company also has mortgage lending offices in Savannah, Richmond Hill and the new Harbourside Mortgage office on Hilton Head Island, SC, which opened in the fourth quarter of 2003.

Savannah and Bryan are in the relatively diverse, stable and growing Savannah Metropolitan Statistical Area ("MSA"). The diversity of major employers includes manufacturing, port related transportation, construction, military, healthcare, tourism, education, warehousing and the supporting services and products for each of these major employers. The real estate market is experiencing moderate government and commercial development growth and good residential growth driven in part by coastal Georgia's and South Carolina's reputation as a desired retiree residential destination.

Harbourside, a mortgage loan production office, specifically targets real estate lending and related opportunities in the fast growing coastal South Carolina market.

Mortgage loan servicing for loans originated and sold to investors is a new service being offered through Harbourside. Over time, this service may provide significant fee income to the Company and strengthen the banking relationships between the customers and the Subsidiary Banks. Key personnel hired at Harbourside were instrumental in accomplishing significant growth and earnings in the Hilton Head market with another bank that was acquired in 2003 by a large regional financial institution.

The primary risks of the Company include any trend or event that would cause or result in a significant decline in local employment, real estate values or a decline in loans and core deposits. The Company operates in very competitive markets with the related challenges of competitive pricing on loans, deposits and other banking services. Competition for the best talent is also a strategic challenge faced in competitive markets.

In January 2004, the Company announced the promotion of two key leaders of the Company, both in their early forties, to the positions of Chief Executive Officer and President, effective in April 2004 with the retirement of the current President and CEO. The Board of Directors believes these two executives have strengths which complement each other and provide leadership stability and strength to the Company and its subsidiaries for the long-term. Operationally, the two executives have been functioning in similar roles during 2003. The strategic benefit of the two officers working as an executive team is apparent to the Board and the overall senior management team.

Enhanced growth in loans, deposits, product lines, service quality in existing markets and quality expansion into new markets are the primary strategic objectives of the Company. The Board believes the management team and the operational and internal control infrastructure is largely in place to execute the Board's objectives over the long term.


CRITICAL ACCOUNTING ESTIMATE - ALLOWANCE FOR CREDIT LOSSES

The Company considers its policies regarding the allowance for loan losses to be its most critical accounting estimate due to the significant degree of management judgment involved. The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at March 31, 2004. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations, and concentrations of credit. Other factors affecting the allowance are market interest rates, portfolio maturity and composition, collateral values and general economic conditions. Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the allowance amount.

No assurance can be given that the Company will not sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses by future charges or credits to earnings. The allowance for loan losses is also subject to review by various regulatory agencies through their periodic examinations of the Subsidiary Banks. Such examinations could result in required changes to the allowance for loan losses. No adjustment in the allowance or significant adjustments to the Bank's internal classified loans were made as a result of the Subsidiary Banks' most recent examinations performed by the Office of the Comptroller of the Currency as of December 31, 2003 and the Georgia Department of Banking and Finance as of December 31, 2002.

The allowance for loan losses totaled $5.417 million, or 1.30 percent of total loans, at March 31, 2004. This is compared to an allowance of $4.600 million, or
1.33 percent of total loans, at March 31, 2003. For the three months ended March 31, 2004, the Company reported net charge-offs of $110,000, or 0.11 percent of average loans on an annualized basis. This is compared to net charge-offs of $43,000, or 0.05 percent of average loans for 2003, also on an annualized basis. Provision for loan losses of $460,000 was added to the allowance for loan losses due to uncertain economic conditions and growth in the loan portfolio as compared to the prior year.

If the allowance for loan losses had changed by 5 percent, the effect on net income would have been approximately $168,000. If the allowance had to be increased by this amount, it would not have changed the Banks' status as well-capitalized financial institutions.

The Company's nonperforming assets consist of other real estate owned, loans on nonaccrual basis and loans which are contractually past due 90 days or more on which interest is still being accrued. Other real estate owned of $220,000 consisted of one foreclosed property at March 31, 2004. Nonaccrual loans and loans past due 90 days and greater totaled $464,000, or 0.11 percent of gross loans, at March 31, 2004 compared to $2,154,000, or 0.63 percent of gross loans, at March 31, 2003. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful.

Impaired loans under Statement of Financial Accounting Standards No. 114 were all on non-accrual status and totaled $684,000 and $2,271,000 at March 31, 2004 and 2003, respectively.

RESULTS OF OPERATIONS

FIRST QUARTER, 2004 COMPARED WITH 2003

Net income in the first quarter 2004 was $1,140,000, up 5.8 percent from $1,077,000 in the first quarter 2003. This represents annualized returns of
12.33 percent on average equity and 0.92 percent on average assets in the first quarter 2004. First quarter diluted earnings per share were $0.34 in 2004 compared to $0.32 for 2003. Excluding $91,000 of net startup losses for Harbourside Mortgage, the new loan production office on Hilton Head Island, South Carolina, net income would have increased 14 percent in 2004 over 2003.

Average first quarter total assets increased 18 percent to $498 million in 2004 from $421 million in 2003. Total assets were $523 million and $427 million at March 31, 2004 and 2003, respectively, an increase of 22 percent.

Harbourside originates various types of real estate loans, retains certain loans, sells loans in the secondary market and services loans for investors. Quarterly earnings in the first half of 2004 will continue to be negatively impacted by Harbourside startup costs. It is expected to reach profitability on a quarterly basis later in 2004.

First quarter net interest income was $4,491,000 in 2004 as compared to $3,944,000 in 2003, an increase of $547,000, or 14 percent. First quarter average loans were $401 million, 18 percent higher in 2004, as compared to $339 million in 2003. The first quarter average loan to deposit ratio increased to 99 percent in 2004 as compared to 98 percent in 2003. The prime rate remained at
4.25 percent until June 27, 2003, when the rate declined to 4.00 percent and has remained at that level. The first quarter net interest margin decreased to 3.85 percent in 2004 from 4.06 percent in 2003, due to the greater repricing of interest-earning assets as compared to interest-bearing liabilities, as shown in Table 2. Continued downward pressure on the net interest margin is anticipated until the loan rates begin to rise.

The first quarter provision for credit losses was $460,000 for 2004, compared to $270,000 for the comparable period of 2003, including $100,000 in 2004 related to the Harbourside loan growth. Changes in the provision each year are impacted as discussed under the "Allowance for Credit Losses" section above. First quarter loan growth was $29.5 million in 2004, primarily in real estate loans, and $9.1 million in 2003. First quarter net charge-offs were $110,000 in 2004 compared with $43,000 in 2003. Uncertain economic conditions and borrower sensitivity to rising rates are the primary reasons for maintaining a consistently conservative level of allowance for credit losses.

First quarter other operating income was $938,000 in 2004 compared to $791,000 in 2003, an increase of $147,000 or 19 percent. First quarter service charges on deposit accounts were $392,000 or 3.4 percent lower than 2003. First quarter other income included gains on sale of mortgage loans, net of $142,000 in 2004 compared to $172,000 in 2003, a decrease of $30,000 or 17 percent, primarily due to lower mortgage loan refinancing volume in 2004. First quarter trust income increased to $108,000 in 2004, compared to $92,000 in 2003, an increase of 17 percent. Other income increased by approximately $84,000, due primarily to a $61,000 increase in cash surrender value of officers' life insurance acquired on June 29, 2003. The sale of a foreclosed property also resulted in a gain of $91,000. No lower of cost or market adjustments were required for loans held for sale during the first quarter, 2004.

First quarter other expenses were $3,259,000 in 2004 compared to $2,867,000 in 2003, an increase of $392,000, or 14 percent. First quarter salaries and benefits expenses increased $262,000, or 16 percent in 2004. Excluding Harbourside personnel costs of $169,000, the personnel cost increase was 5.6 percent. First quarter occupancy and equipment expenses increased approximately $34,000, or 8.2 percent, primarily as a result of additional operations space occupied by Harbourside in the fourth quarter of 2003. Excluding other expenses of $282,000 related to Harbourside other expenses increased 3.8 percent when compared to the first quarter of 2003.

The first quarter provision for income taxes was $570,000 in 2004 and $521,000 in 2003. The combined effective federal and state tax rates were 33.3 percent and 32.6 percent in 2004 and 2003, respectively. The increase in the effective rate was due primarily to lower tax-exempt income on investments in 2004. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FINANCIAL CONDITION AND CAPITAL RESOURCES

BALANCE SHEET ACTIVITY

The major changes in the assets and liabilities of the Company for the current period and the prior comparative period are shown in the consolidated statements of cash flows. The first quarter increase in loans of $29.5 million and the increase in loans held for sale of $14.2 million in 2004 was funded primarily by $36 million in deposits and $9 million in other borrowings.

The Company has classified all investment securities as available for sale. Shorter average maturities, the lower volume of investments and re-investments at lower rates resulted in an overall decrease in unrealized gains on investment securities. These amounts are included in shareholders' equity at March 31, 2004 and 2003 as other accumulated comprehensive income.

The Company's lending and investment policies continue to emphasize high quality growth. However, the mortgage lending opportunities created by the opening of Harbourside have impacted and will impact the funding sources and liquidity of Savannah. Historically, virtually all deposits at Savannah have been obtained from local customers. In the first quarter 2004, funding sources were expanded to include non-local brokered time deposits of $30,204,000. Short-term borrowings of $7,000,000 from the Federal Home Loan Bank of Atlanta were obtained, primarily to fund the loans held for sale. The brokered deposits, while obtained at very competitive rates, are expected to cost more than the core deposit rates, and therefore, result in a lower overall net interest margin.


CAPITAL RESOURCES

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted FDIC insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of March 31, 2004, the Subsidiary Banks exceeded the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $37.4 million, or 7.14 percent of total assets at March 31, 2004. Tier 1 Capital is 9.94 percent of Risk-Weighted Assets at the same date. Tier 1 capital at the Company level includes $6.0 million of trust preferred debt issued by the Company's unconsolidated affiliate on September 29, 2003.

Under current Federal Reserve Bank regulations, the Company's trust preferred debt qualifies for Tier 1 capital treatment. However, accounting authorities and various regulators are considering modifications to the inclusion of trust preferred debt in Tier 1 capital calculations. Although the outcome of these discussions is uncertain, there is reasonable basis to believe that the capital treatment of existing trust preferred debt will be retained and that the qualifying capital rules may be changed for all future debt issuances.

The Company and the Subsidiary Banks qualify as well-capitalized without inclusion of the trust preferred debt. Should the capital treatment of the trust preferred debt be disallowed, the Company will consider other alternatives to enable it to continue its growth plans and maintain its "well-capitalized" status.

LIQUITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The objectives of funds management include maintaining adequate liquidity and preserving reasonable harmony between the repricing of interest sensitive assets and liabilities. The goal of liquidity management is to ensure the availability of adequate funds to meet the loan demands and the deposit withdrawal needs of customers. This is achieved through maintaining a combination of sufficient liquid assets, core deposit growth and unused capacity to purchase and borrow funds in the money markets.

In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the Federal Home Loan Bank of Atlanta, temporary federal funds purchased lines with correspondent banks and non-local time deposits through brokers and an Internet bulletin board service. Backup funding and liquidity sources include the ability to sell certain loans and borrowing from the Federal Reserve Bank of Atlanta discount window.

Both Subsidiary Banks have a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta (FHLB). Under these agreements, the banks have credit lines up to 75 percent of the book value of their 1-4 family first mortgage loans, or approximately $61.8 million as of March 31, 2004. In aggregate, the Company had secured borrowing capacity of approximately $63.0 million of which $28.4 million was advanced at March 31, 2004. These credit arrangements serve as a core-funding source as well as liquidity backup for the banks. Savannah and Bryan have credit lines approved by the FHLB of 20 percent and 16 percent of assets, respectively, subject to the FHLB collateral requirements. The Subsidiary Banks also have $22 million of temporary conditional federal funds borrowing lines available from correspondent banks.

A continuing objective of asset/liability management is to maintain appropriate levels of variable rate assets, including variable rate loans and shorter-maturity investments, to balance increases in interest rate sensitive liabilities. Interest rate sensitivity management requires analyses and actions that take into consideration volumes repriced and the timing and magnitude of their price changes to determine the effect upon net interest income.

The Company's asset-sensitive cash flow maturity and repricing gap at March 31, 2004, was $102.7 million at one year, or 21 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $9.3 million, or 1.9 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap.

The Company is asset-sensitive within one year. The decrease in the prime rate from 4.25 percent to 4.00 percent in June 2003 negatively impacted net interest income and the net interest margin. The Company is well-positioned for a rising rate environment. Given the historically low level of current interest rates, the probability of rising rates may be greater than the probability of falling rates; however, the timing of a rise is uncertain. The Federal Reserve has most recently communicated a bias for rising interest rates.

The gap position between one and five years is of less concern because management has time to respond to changing financial conditions with actions that reduce the impact of the longer-term gap positions on net interest income. However, fixed rate assets with maturities over five years may include significant rate risk in the event of significant market rate increases.

Management monitors interest rate risk on a quarterly basis using rate-sensitivity gap analysis, rate shock simulation and performance forecasting measures. If and when projected interest rate risk exposures are outside of policy tolerances, specific actions to return interest rate risk exposures to acceptable levels are reported to the Board by management. Management continues to upgrade its interest rate risk reporting systems to provide better information on a more frequent basis. These capabilities are especially valuable during periods of volatile interest rates.

OFF-BALANCE SHEET ARRANGEMENTS

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business. At March 31, 2004, the Company had unfunded commitments to extend credit of $99 million and outstanding stand-by letters of credit of $7 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

TABLE 1 - LONG-TERM MATURITY GAP AND REPRICING

The following is the long-term maturity and repricing data for the Company as of March 31, 2004:

---------------------------------------------------------------------------------------------------------------
($ in 000s)                                        0-3      3 - 12     1 - 3      3 - 5      Over 5
Interest-bearing assets            Immediate     Months     Months     Years      Years      Years       Total
---------------------------------------------------------------------------------------------------------------
Investment securities                $    -     $  6,282   $ 10,194   $ 12,272   $  6,865   $  3,435   $ 39,048
Interest-bearing deposits               5,538        -          -          -          -          -        5,538
Federal funds sold                     12,883        -          -          -          -          -       12,883
Loans held for sale                       -       24,544        -          -          -          -       24,544
Loans - fixed rates                       -       25,823     66,414     76,572     34,504      5,898    209,211
Loans - variable rates                206,563        -          -          -          -          -      206,563
---------------------------------------------------------------------------------------------------------------
Total interest-earning assets         224,984     56,649     76,608     88,844     41,369      9,333    497,787
---------------------------------------------------------------------------------------------------------------

Interest bearing deposits:
NOW and savings **                     20,536     10,268     30,804     41,071        -          -      102,679
Money market accounts **               21,727      7,243     21,729     21,731        -          -       72,430
Time deposits                             -       33,227     72,157     43,471     30,530         38    179,423
Federal Home Loan Bank Advances           -          115        305     15,834      1,662      3,449     21,365
Other borrowings                       31,263        -          -          -          -          -       31,263
Trust Preferred Debt                               6,186        -          -          -          -        6,186
---------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     73,526     57,039    124,995    122,107     32,192      3,487    413,346
---------------------------------------------------------------------------------------------------------------
GAP-Excess Assets (Liabilities)       151,458       (390)   (48,387)   (33,263)     9,177      5,846     84,441
---------------------------------------------------------------------------------------------------------------
GAP-Cumulative                        151,458    151,068    102,681     69,418     78,595     84,441     84,441
---------------------------------------------------------------------------------------------------------------
Cumulative Sensitivity Ratio *           3.06       2.16       1.40       1.18       1.19       1.20       1.20
---------------------------------------------------------------------------------------------------------------

*  Cumulative interest-earning assets / cumulative interest-bearing liabilities

** Repricing of NOW, Savings and Money market accounts based on estimated percentages of the full market interest rate declines over 1 to 36 months.

TABLE 2 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - 2004 AND 2003

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilites during the first three months of 2004 and 2003.


     Average           Average                             Taxable-Equivalent        (a) Variance
     Balance            Rate                                   Interest             Attributable to
------------------   ----------                             --------------   Vari-  --------------
  2003      2002     2003  2002                              2003    2002    Ance    Rate   Volume
--------  --------   ----  ----                             ------  ------  ------  ------  ------
   (Thousands)           (%)     ASSETS                      (Thousands)              (Thousands)
$  9,620  $  3,940   0.92  1.03  Interest-bearing deposits  $   22  $   10  $   12  $   (1) $   13
  32,035    41,111   4.37  4.97  Investments - taxable         349     504    (155)    (62)    (93)
   6,136     7,571   9.09  9.00  Investments - non-taxable     139     168     (29)      2     (31)
   6,934     9,494   0.93  1.20  Federal funds sold             16      28     (12)     (6)     (6)
  17,964         0   4.69  0.00  Loans held for sale           210       0     210       0     210
 401,312   339,217   5.55  6.03  Loans (c)                   5,551   5,042     509    (406)    915
--------  --------                                          ------  ------  ------  ------  ------
 474,001   401,333   5.32  5.81  Total int.-earning assets   6,287   5,752     535    (473)  1,008
                                                            ------  ------  ------  ------  ------
  24,301    19,933               Non-earning assets
--------  --------
$498,302  $421,266               Total assets
========  ========
                                 LIABILITIES AND EQUITY
                                 DEPOSITS
$ 85,103  $ 68,922   0.37  0.34  NOW accounts                   78      58      20       5      15
  17,642    14,553   0.50  0.75  Savings accounts               22      27      (5)     (9)      4
  65,262    64,462   1.01  1.22  Money market accounts         165     194     (29)    (33)      4
  76,905    60,179   2.55  3.32  CD's, $100M or more           489     492      (3)   (115)    112
  10,424         0   2.54  0.00  CD's, $100M - non local        66       0      66       0      66
  78,053    80,673   2.55  3.22  Other time deposits           497     640    (143)   (133)    (10)
--------  --------                                          ------  ------  ------  ------  ------
                                 Total interest-bearing
 333,389   288,789   1.58  1.98  deposits                    1,317   1,411     (94)   (285)    191
  20,391    20,594   5.02  5.02  FHLB advances                 255     255       0       0       0
  27,872    17,063   1.38  1.59  Other borrowings               96      67      29      (9)     38
   6,186         0   4.21  0.00  Trust preferred debt           65       0      65       0      65
--------  --------                                          ------  ------  ------  ------  ------
                                 Total interest-bearing
 387,838   326,446   1.79  2.15  liabilities                 1,733   1,733       0    (294)    294
                                                            ------  ------  ------  ------  ------
  71,078    57,919               Non-int bearing deposits
   2,309     1,919               Other liabilities
  37,077    34,982               Stockholders' equity
--------  --------
$498,302  $421,266               Liabilities and equity
========  ========
                     3.53  3.66  Interest rate spread
                     ====  ====
                                 Net interest income        $4,554  $4,019  $  535  $ (178) $  713
                                                            ======  ======  ======  ======  ======
                     3.85  4.06  Net interest margin

$ 86,163  $ 74,887               Net earning assets
========  ========
                                 Average deposits and
$404,467  $346,708   1.31  1.65  average cost of deposits
========  ========   ====  ====
  99%        98%                 Average loan to deposit ratio


(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities. Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.
(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense. (c) Average nonaccruing loans have been excluded from total average loans as a non interest-earning asset.
(C) Average nonaccruing loans have been excluded from total average loans as a non interest-earning asset.

Item 4. - CONTROLS AND PROCEDURES


                CONCLUSION ABOUT THE EFFECTIVENESS OF DISCLOSURE
                             CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer, president and chief financial officer.

Based on this evaluation, the chief executive officer, president and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to The Savannah Bancorp, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings. No change in the Company's internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended March 31, 2004.

A Form 8-K for a Regulation FD disclosure was filed on January 28, 2004 which included the Earnings Release for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     The Savannah Bancorp, Inc.
                                     --------------------------
                                             (Registrant)


Date  5/7/04                         /s/G. Mike Odom, Jr .
      ------                         -------------------------------------------
                                     G. Mike Odom, Jr. - Chief Executive Officer


Date  5/7/04                         /s/John C. Helmken II
      ------                         -------------------------------------------
                                     John C. Helmken II - President


Date  5/7/04                         /s/Robert B. Briscoe
      ------                         -------------------------------------------
                                     Robert B. Briscoe - Chief Financial Officer