Form 10-Q
period 2004-06-30
SAVANNAH BANCORP INC
filed 2004-08-13
CIK 860519

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

                 For the quarterly period ended June 30, 2004
                                      or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act. Yes ___ NO __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 2004.
3,290,017 shares of Common Stock, $1.00 par value per share

===============================================================================

                  The Savannah Bancorp, Inc. and Subsidiaries
                               Form 10-Q Index
                                June 30, 2004



                                                                        Page
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Report of Independent Registered Public Accounting Firm           2

          Consolidated Balance Sheets - June 30, 2004 and 2003
             and December 31, 2003                                          3

          Consolidated Statements of Income
             For the Six Months Ended June 30, 2004 and 2003
             and for the Three Months Ended June 30, 2004 and 2003          4

          Consolidated Statements of Changes in Shareholders' Equity
             For the Six Months Ended June 30, 2004 and 2003                5

          Consolidated Statements of Cash Flows
             For the Six Months Ended June 30, 2004 and 2003                6

          Condensed Notes to Consolidated Financial Statements             7-8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       9-19

Item 3.   Quantitative and Qualitative Disclosures about Market Risk     16-19

Item 4.   Controls and Procedures                                          20



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                20

Item 2.   Changes in Securities, Use of Proceeds and Issuer
          Purchases of Equity Securities                                   20

Item 3.   Defaults Upon Senior Securities                                  20

Item 4.   Submission of Matters to a Vote of Security Holders              20

Item 5.   Other Information                                                20

Item 6.   Exhibits and Reports on Form 8-K                                 20

Signatures                                                                 21

ITEM 1. FINANCIAL STATEMENTS


           Report of Independent Registered Public Accounting Firm



To the Board of Directors and Shareholders of The Savannah Bancorp, Inc.:

     We have reviewed the accompanying consolidated balance sheets of The Savannah Bancorp, Inc. (a Georgia Corporation) and its subsidiaries as of June 30, 2004 and 2003 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003 and the changes in shareholder's equity and cash flows for the six-month periods ended June 30, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2004. These interim financial statements are the responsibility of the Company's management.

            We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

            Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

            We have previously audited, in accordance with the standards of the Public Company Oversight Board, the consolidated balance sheet of The Savannah Bancorp, Inc. as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 22, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ BDO Seidman, LLP

Atlanta, Georgia
August 10, 2004

                 The Savannah Bancorp, Inc. and Subsidiaries
                         Consolidated Balance Sheets


-------------------------------------------------------------------------------
($ in thousands, except share data)         June 30,   December 31,  June 30,
                                              2004       2003          2003
-------------------------------------------------------------------------------
ASSETS                                    (Unaudited)              (Unaudited)
Cash and due from banks                     $ 14,813    $ 16,695   $ 16,359
Federal funds sold                             6,275       2,291     12,959
Interest-bearing deposits in banks            18,896      11,987     15,817
-------------------------------------------------------------------------------
   Cash and cash equivalents                  39,984      30,973     45,135
Securities available for sale, at fair
   value (amortized cost of $45,753 and
   $42,358 at June 30 2004 and 2003 and
   $38,197 at December 31, 2003)              45,868      39,090     43,958
Loans, held for sale                          26,277      10,393        -
Loans, net of allowance for credit
   losses of $5,843 and $4,797 at
   June 30, 2004 and 2003 and $5,067 at
   December 31, 2003                         438,529     381,664    350,111
Premises and equipment, net                    4,713       4,817      4,667
Other real estate owned                          500         927        117
Bank-owned life insurance                      5,246       5,123      5,000
Other assets                                   7,108       3,878      3,370
-------------------------------------------------------------------------------
   TOTAL ASSETS                             $568,225    $476,865   $452,358
===============================================================================

LIABILITIES
Deposits:
   Non interest-bearing                     $ 77,270    $ 77,173   $ 70,294
   Interest-bearing                          372,098     311,973    304,738
-------------------------------------------------------------------------------
   Total deposits                            449,368     389,146    375,032
Securities sold under repurchase
   agreements, federal funds purchased
   and short-term borrowings                  50,570      22,249     19,304
Federal Home Loan Bank Advances -
   long term                                  21,016      20,409     20,517
Subordinated debt to nonconsolidated
subsidiary                                     6,186       6,186        -
Other liabilities                              3,359       2,104      1,649
-------------------------------------------------------------------------------
   TOTAL LIABILITIES                         530,499     440,094    416,502
-------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' Equity
   Common stock, par value $1 per
   share:  authorized 79,860,000
   shares; issued 3,290,223 shares
   in 2004 and 2003, respectively              3,290       3,290      3,290
Preferred stock, par value $1 per
   share: authorized 10,000,000 shares,
   none issued                                   -           -          -
Additional paid-in capital                    25,054      25,109     25,109
Retained earnings                              9,315       7,965      6,612
Treasury stock, 226 and 8,321 shares
   at June 30, 2003 and 2004 and 8,246
   at December 31, 2003                           (4)       (147)      (147)
Accumulated other comprehensive income            71         554        992
-------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS EQUITY                  37,726      36,771     35,856
-------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS
   EQUITY                                   $568,225    $476,865   $452,358
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                 The Savannah Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Income
                                 (Unaudited)

                                              For the              For the
                                        Three Months Ended    Six Months Ended
                                             June 30,              June 30,
-------------------------------------------------------------------------------
($ in thousands, except share data)       2004     2003         2004     2003
-------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans, including fees                  $ 6,213   $ 5,153      $11,974   $10,195
Debt securities:
   Taxable                                 319       400          651       885
   Tax-exempt                               77        94          152       187
Dividends                                   22        19           40        38
Deposits with banks                         32        22           54        32
Federal funds sold                          24        47           40        75
-------------------------------------------------------------------------------
   Total  interest and
   dividend income                       6,687     5,735       12,911    11,412
-------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                 1,486     1,377        2,803     2,788
Securities sold under repurchase
   agreements, federal funds
   purchased and short-term
   borrowings                              137        59          233       126
Federal Home Loan Bank advances -
   term                                    255       255          510       510
Trust preferred securities                  65       -            130       -
-------------------------------------------------------------------------------
   Total interest expense                1,943     1,691        3,676     3,424
-------------------------------------------------------------------------------
NET INTEREST INCOME                      4,744     4,044        9,235     7,988
Provision for credit losses                415       265          875       535
-------------------------------------------------------------------------------
Net interest income after
  provision for loan losses              4,329     3,779        8,360     7,453
-------------------------------------------------------------------------------
NONINTEREST INCOME
Trust fees                                 106       100          214       192
Customer service fees                      399       394          791       800
Gains on sales of mortgage
   loans, net                              333       246          475       418
Other income                               204       129          409       250
Gains on sales of OREO                     -         -             91       -
-------------------------------------------------------------------------------
   Total noninterest income              1,042       869        1,980     1,660
-------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits           2,052     1,650        3,961     3,297
Occupancy and equipment expense            459       414          906       827
Information technology expenses            266       218          525       427
Other operating expenses                   691       600        1,335     1,198
-------------------------------------------------------------------------------
   Total noninterest expense             3,468     2,882        6,727     5,749
-------------------------------------------------------------------------------
Income before income taxes               1,903     1,766        3,613     3,364
Income tax expense                         626       603        1,196     1,124
-------------------------------------------------------------------------------
NET INCOME                             $ 1,277   $ 1,163      $ 2,417   $ 2,240
===============================================================================

Net income per share:
    Basic                              $   .39   $   .35      $   .74   $   .68
===============================================================================
    Diluted                            $   .38   $   .35      $   .72   $   .67
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                 The Savannah Bancorp, Inc. and Subsidiaries
          Consolidated Statements of Changes in Shareholders' Equity
                 For the Six Months Ended June 2004 and 2003
                                 (Unaudited)


                                                                                    Accumulated
                                                   Additional                          Other
($ in thousands,                     Common    Share    Paid-in   Retaine   Treasury  Comprehensive
except share data)                   Shares    Amount   Capital   Earning    Stock    Income (Loss)   Total
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 2002         2,991,378   $2,991   $18,557   $12,261    $(161)      $1,108     $34,756
-----------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                       2,240                             2,240
   Other comprehensive income:
   Change in net unrealized gain
   on securities available for
   sale, net of tax effect                                                                 (116)       (116)
                                                                                                      -----
Total comprehensive income                                                                            2,124

Cash dividends - $0.315 per share                                  (1,039)                           (1,039)

Exercise of options                                           1                 14                       15

Ten percent stock dividend           298,845      299     6,551    (6,850)                               -
-----------------------------------------------------------------------------------------------------------
Balance, June 30, 2003             3,290,223   $3,290   $25,109    $6,612    $(147)       $ 992     $35,856
===========================================================================================================

Balance, December 31, 2003         3,290,223   $3,290   $25,109    $7,965    $(147)       $554      $36,771
-----------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                       2,417                             2,417
   Other comprehensive income:
   Change in net unrealized gain
   on securities available for
   sale, net of tax effect                                                                (483)        (483)
                                                                                                      -----
Total comprehensive income                                                                            1,934

Cash dividends - $0.325 per share                                  (1,067)                           (1,067)


Exercise of options                                         (55)               143                       88
-----------------------------------------------------------------------------------------------------------
Balance, June 30, 2004             3,290,223   $3,290   $25,054    $9,315    $  (4)       $ 71      $37,726
===========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                 The Savannah Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                        For the
                                                    Six Months Ended
                                                       June  30,
----------------------------------------------------------------------
($ in thousands)                                      2004       2003
----------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                      $ 2,417     $ 2,240
   Adjustments to reconcile net income to
   cash provided by operating activities:
     Provision for credit losses                       875         535
     Net amortization of securities                    104         153
     Depreciation and amortization                     348         332
     Gain on sale of foreclosed assets                 (91)         -
     Increase in CSV of bank-owned life
       insurance policies                             (123)         -
     Change in other assets and other
       liabilities, net                             (1,070)       (179)
----------------------------------------------------------------------
     Net cash provided by operating
     activities                                      2,500       3,081
----------------------------------------------------------------------
INVESTING ACTIVITIES
   Activity in available for sale securities
       Purchases                                   (19,878)     (9,724)
       Maturities and calls                         12,218      20,324
   Increase in loans held for sale, net            (15,884)         -
   Loan originations and principal
       collections, net                            (57,740)    (18,244)
   Proceeds from sale of foreclosed assets             798          -
   Investment in bank owned life insurance              -       (5,000)
   Investment in low income housing tax credits     (2,000)         -
   Additions to premises and equipment                (244)       (194)
----------------------------------------------------------------------
     Net cash used in investing
     activities                                    (82,730)    (12,838)
----------------------------------------------------------------------
FINANCING ACTIVITIES
   Net increase in noninterest bearing deposits         97       6,844
   Net increase in interest-bearing deposits        60,125       5,144
   Net increase in securities sold under
       borrowings                                   28,321       2,310
   Net increase (decrease) in FHLB
       advances - term                                 607        (108)
   Proceeds from note payable                        1,070          -
   Dividend payments                                (1,067)     (1,039)
   Exercise of options                                  88          15
----------------------------------------------------------------------
     Net cash provided by (used in)
     financing activities                           89,241      13,166
----------------------------------------------------------------------
Increase in Cash and Cash Equivalents                9,011       3,409
Cash and cash equivalents, at beginning of
     period                                         30,973      41,726
----------------------------------------------------------------------
Cash and cash equivalents, at end of period        $39,984     $45,135
======================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                 The Savannah Bancorp, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
            FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004 AND 2003
                                 (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.


Note 2 - Restrictions on Cash and Demand Balances Due from Banks and Interest Bearing Bank Balances

The Company's Subsidiary Banks are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances. Cash reserves of $1,270,000 and $1,213,000 were
required as of June 30, 2004 and December 31, 2003.   Due to the decline in
investment securities balances, the Company pledged interest-bearing cash balances at the Federal Home Loan Bank in lieu of investment securities to secure public fund deposits and securities purchased under agreements to resell. Pledged cash balances were $18,700,000 and $11,700,000 at June 30, 2004 and December 31, 2003.


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


                                     Three Months Ended        Six Months Ended
                                          June 30,                 June 30,
                                       2004       2003         2004       2003
 -------------------------------------------------------------------------------
 Average number of common shares
   outstanding                      3,287,000  3,282,000    3,284,000  3,281,000
 Effect of dilutive options            84,000     61,000       80,000     61,000
 -------------------------------------------------------------------------------
 Average number of common shares
 outstanding used to calculate
 diluted earnings per common share  3,371,000  3,343,000    3,364,000  3,342,000
================================================================================

No option shares were excluded from the diluted earnings per share calculation due to their anti-dilutive effect in 2003 or 2004.


Note 4 - Accounting for Stock-Based Compensation

The Company has one stock-based employee compensation plan. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123), the Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and its related interpretations. Because all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company's application of APB 25. The Company did not issue any options to non-employees for the six months ended June 30, 2004 and 2003, respectively.

The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

                                                For the             For the
                                          Three Months Ended    Six Months Ended
--------------------------------------------------------------------------------
                                              2004     2003       2004    2003
------------------------------------------------------------------=-------------
Net Income - as reported                    $1,277   $1,163     $2,417  $2,240
Stock-based employee compensation
expense, determined under fair value
basis, net of tax                              (31)     (26)       (61)    (51)
--------------------------------------------------------------------------------
Net Income - pro forma                      $1,246   $1,137     $2,356  $2,189
--------------------------------------------------------------------------------
Net Income per share - basic - as
  reported                                  $ 0.39   $ 0.35     $ 0.74  $ 0.68

  forma                                     $ 0.38   $ 0.35     $ 0.72  $ 0.67
Net Income per share - diluted - as
  reported                                  $ 0.38   $ 0.35     $ 0.72  $ 0.67
Net Income per share - diluted - pro
  forma                                     $ 0.37   $ 0.34     $ 0.70  $ 0.65

No options were granted in the first six months of 2004 or 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions shown in Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


Note 5 - Recent Accounting Pronouncements

On March 9, 2004, the SEC staff issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments", which provides guidance regarding mortgage loan interest rate lock commitments related to loans held for sale as written options, effective for commitments entered into after March 31, 2004. The Company enters into such commitments with customers in connection with residential mortgage loan applications, however, the amount of these commitments is not material to the Company's consolidated financial statements. The impact of implementing this guidance did not have a significant impact on the consolidated financial statements.

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


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at June 30, 2004 and 2003 and results of operations for the quarters and six-months ended June 30, 2004 and 2003, the following analysis should be reviewed with other information including the Company's December 31, 2003 Annual Report on Form 10-K.



                 (remainder of page intentionally left blank)

                  The Savannah Bancorp, Inc. and Subsidiaries
                     Second Quarter Financial Highlights
                            JUne 30, 2004 and 2003
                                 (Unaudited)

         Balance Sheet Data                                          Percent
         At June 30                           2004          2003     Change
         -------------------------------------------------------------------
         ( thousands, except per share data)

         Total assets                      $568,225     $452,358        26
         Interest-earning assets            541,420      423,716        28
         Loans                              444,372      354,908        25
         Allowance for loan
            losses                            5,843        4,797        22
         Nonperforming assets                   510        2,537       (80)
         Deposits                           449,368      375,032        20
         Interest-bearing liabilities       449,870      344,559        31
         Shareholders' equity                37,726       35,856       5.2
         Allowance for possible loan
            losses to total loans              1.31%        1.35%     (2.6)
         Nonperforming assets to
            total loans and other
            real estate owned                  0.18%        0.71%      (84)
         Loan to deposit ratio                98.89%       96.43%      2.5
         Equity to assets                      6.64%        7.93%      (16)
         Tier 1 capital to risk-
            weighted assets                    9.63%        9.66%     (0.3)
         Book value per share              $  11.47      $ 10.93       4.9
         Outstanding shares                   3,290        3,282       0.2
         Market value per share            $  28.25       $23.99        18


         Key Performance Data                                        Percent
         For the Second Quarter               2004          2003     Change
         -------------------------------------------------------------------
         Net income                        $  1,277      $ 1,163       9.8
         Return on average assets              0.94%        1.06%      (11)
         Return on average equity             13.65%       13.14%     (3.9)
         Net interest margin                   3.73%        3.95%     (5.6)
         Efficiency ratio                     59.94%       60.73%     (1.3)

         Per share data:
         Net income - basic                $   0.39      $  0.35        11
         Net income - diluted              $   0.38      $  0.35       8.6
         Dividends                         $  0.165      $ 0.160       3.1

         Average shares:
         Basic                                3,287        3,282       0.2
         Diluted                              3,371        3,343       0.8

                                                                     Percent
         For the First Six Months             2004          2003     Change
         -------------------------------------------------------------------
         Net income                        $  2,417      $ 2,240       7.9
         Return on average assets              0.93%         1.05%    (11)
         Return on average equity             13.00%        12.81%     1.5
         Net interest margin                   3.78%         4.00%    (5.5)
         Efficiency ratio                     59.98%        61.46%    (2.4)

         Per share data:
         Net income - basic                $   0.74      $   0.68      8.8
         Net income - diluted              $   0.72      $   0.67      7.5
         Dividends                         $  0.325       $ 0.320      1.6

         Average shares:
         Basic                                3,284         3,281      0.1
         Diluted                              3,364         3,342      0.7

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

Introduction
Critical Accounting Estimate
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Sensitivity Management
Off-Balance Sheet Arrangements
Tables 1 -3

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three- month and six-month periods ended June 30, 2004 compared with the same periods in 2003. Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company." The Savannah Bank, N.A. is referred to as "Savannah," Bryan Bank & Trust is referred to as "Bryan" and Harbourside Mortgage Company, a loan production office and division of Savannah, is referred to as "Harbourside". Collectively, Bryan and Savannah are referred to as the "Subsidiary Banks."

The averages used in this report are based on daily balances for each respective period. Certain amounts in noninterest income and noninterest expense have been reclassified in prior periods to conform to the presentation in the current period.

The Company is headquartered in Savannah, Georgia and, as of June 30, 2004 had 6 banking offices and 7 ATMs in Savannah, Chatham County and Richmond Hill, Georgia. The Company also has mortgage lending offices in Savannah, Richmond Hill and the new Harbourside Mortgage office on Hilton Head Island, SC, which opened in the fourth quarter of 2003.

Savannah and Bryan are in the relatively diverse, stable and growing Savannah Metropolitan Statistical Area ("MSA"). The diversity of major employers includes manufacturing, port-related transportation, construction, military, healthcare, tourism, education, warehousing and the supporting services and
products for each of these major employers.   The real estate market is
experiencing moderate government and commercial development growth and good residential growth driven in part by coastal Georgia's and South Carolina's reputation as a desired retiree residential destination.

Harbourside, a mortgage loan production office, specifically targets real estate lending and related opportunities in the fast growing coastal South Carolina market.

Mortgage loan servicing for loans originated and sold to investors is a new service being offered through Harbourside. Over time, this service may provide significant fee income to the Company and strengthen the banking relationships between the customers and the Subsidiary Banks. Key personnel hired at Harbourside were instrumental in accomplishing significant growth and earnings in the Hilton Head.

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

In January 2004, the Company announced the promotion of two key leaders of the Company, both in their early forties, to the positions of Chief Executive Officer and President, effective in April 2004 with the retirement of the current President and CEO. The Board of Directors believes these two executives have strengths which complement each other and provide leadership stability and strength to the Company and its subsidiaries for the long-term. Operationally, the two executives functioned in similar roles during 2003. The strategic benefit of the two officers working as an executive team is apparent to the Board and the overall senior management team.

Enhanced growth in loans, deposits, product lines, service quality in existing markets and quality expansion into new markets are the primary strategic objectives of the Company. The Board believes the management team and the operational and internal control infrastructure are largely in place to execute the Board's objectives over the long term.

CRITICAL ACCOUNTING ESTIMATE - ALLOWANCE FOR CREDIT LOSSES

The Company considers its policies regarding the allowance for loan losses to be its most critical accounting estimate due to the significant degree of management judgment involved. The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at June 30, 2004. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations, and concentrations of credit. Other factors affecting the allowance are market interest rates, portfolio maturity and composition, collateral values and general economic conditions. Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the allowance amount.

No assurance can be given that the Company will not sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses by future charges or credits to earnings. The allowance for loan losses is also subject to review by various regulatory agencies through their periodic examinations of the Subsidiary Banks. Such examinations could result in required changes to the allowance for loan losses. No adjustment in the allowance or significant adjustments to the Banks' internally classified loans were made as a result of the Subsidiary Banks' most recent examinations performed by the Office of the Comptroller of the Currency as of December 31, 2003 and the Georgia Department of Banking and Finance as of December 31, 2002.

The allowance for loan losses totaled $5.843 million, or 1.31 percent of total loans, at June 30, 2004. This is compared to an allowance of $5.067 million, or 1.31 percent of total loans, at December 31, 2003. For the six months ended June 30, 2004, the Company reported net charge-offs of $99,000, or 0.09 percent of average loans on an annualized basis. This is compared to net charge-offs of $43,000, or 0.06 percent of average loans for the first six months of 2003, also on an annualized basis. During the first six months of 2004, provision for loan losses of $875,000 was added to the allowance for loan losses due to continued uncertain economic conditions, the higher credit risks associated with a rising interest rate environment and significant growth in a new market.

If the allowance for loan losses had changed by 5 percent, the effect on net income would have been approximately $179,000. If the allowance had to be increased by this amount, it would not have changed the Banks' status as well-capitalized financial institutions.

The Company's nonperforming assets consist of other real estate owned, loans on nonaccrual basis and loans which are contractually past due 90 days or more on which interest is still being accrued. Other real estate owned of $500,000 consisted of two foreclosed properties at June 30, 2004. Nonaccrual loans and loans past due 90 days and greater totaled $290,000, or 0.07 percent of gross loans, at June 30, 2004 compared to $598,000, or 0.15 percent of gross loans, at December 31, 2003. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful.

Impaired loans under Statement of Financial Accounting Standards No. 114 were all on non-accrual status and totaled $153,000 and $598,000 at June 30, 2004 and December 31, 2003, respectively.

RESULTS OF OPERATIONS

SECOND QUARTER, 2004 COMPARED TO THE SECOND QUARTER, 2003

Net income in the second quarter 2004 was $1,277,000, up 9.8 percent from $1,163,000 in the second quarter 2003. This represents annualized returns of
13.65 percent on average equity and 0.94 percent on average assets in the
second quarter 2004.   Second quarter diluted earnings per share were $0.38
in 2004 compared to $0.35 for 2003.

Average second quarter total assets increased 24 percent to $544 million in 2004 from $439 million in 2003. Total assets were $568 million and $452 million at June 30, 2004 and 2003, respectively, an increase of 26 percent. The new Harbourside division accounted for approximately $50 million of the June 30, 2004 assets.

Second quarter net interest income was $4,744,000 in 2004 as compared to $4,044,000 in 2003, an increase of $700,000, or 17 percent. The increase included $204,000 of net interest income attributable to the Harbourside division. Second quarter average loans were $428 million, 23 percent higher in 2004, as compared to $349 million in 2003. The prime rate decreased to
4.00 percent from 4.25 percent in June, 2003 and remained at that level until July 1, 2004, when the rate increased to 4.25 percent. The second quarter net interest margin decreased to 3.71 percent in 2004 from 3.95 percent in 2003 primarily due to the significant volumes of interest-earning assets added at lower net interest spreads and the downward repricing of the
investment portfolio, as shown in Table 2.   Higher interest rates are
expected to favorably impact the net interest margin.

The second quarter provision for credit losses was $415,000 for 2004, compared to $265,000 for the comparable period of 2003, including $160,000 in 2004 related to Harbourside loan growth. Changes in the provision each year are impacted as discussed under the "Allowance for Credit Losses" section above. Second quarter loan growth was $28.2 million in 2004, primarily in real estate loans, compared to $9.1 in loan growth the second quarter, 2003. Uncertain economic conditions, significant loan growth in a new market and borrower sensitivity to rising rates are the primary reasons for the higher provision for loan losses in 2004.

Second quarter noninterest income was $1,042,000 in 2004 compared to $869,000 in 2003, an increase of $173,000 or 20 percent. Second quarter other income included gains on sale of mortgage loans of $333,000 in 2004 compared to $246,000 in 2003, an increase of $87,000 or 35 percent. The increase included $176,000 of Harbourside net loan sale gains in 2004, partially offset by lower second quarter volumes in Savannah and Bryan. Other income increased by $75,000, or 58 percent due primarily to a $61,000 increase in cash surrender value of officers' life insurance acquired on June 29, 2003. No lower of cost or market adjustments were required for loans held for sale during the second quarter, 2004.

Second quarter other expenses were $3,468,000 in 2004 compared to $2,882,000 in 2003, an increase of $586,000, or 20 percent. Second quarter salaries and benefits expenses increased $402,000, or 24 percent in 2004. Excluding Harbourside personnel costs of $218,000, the personnel cost increase was 11 percent. Second quarter information technology expenses increased approximately $48,000, or 22 percent, primarily due to the Harbourside expansion, improved systems capabilities and account / transaction volume increases. Excluding costs of $383,000 related to Harbourside, noninterest expenses increased 7.0 percent when compared to comparable operations in the second quarter of 2003.

The second quarter provision for income taxes was $626,000 in 2004 and $603,000 in 2003. The combined effective federal and state tax rates were
32.9 percent and 34.1 percent in 2004 and 2003, respectively. The decrease in the effective rate was due primarily to additional tax-exempt income on life insurance contracts in 2004. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FIRST SIX MONTHS, 2004 COMPARED WITH 2003

Net income in the first six months 2004 was $2,417,000, up 7.9 percent from $2,240,000 in the first six months 2003. This represents annualized returns of 13.00 percent on average equity and 0.93 percent on average assets in the
first six months 2004.   First six months diluted earnings per share were
$0.72 in 2004 compared to $0.67 for 2003. Excluding $80,000 of net startup losses for Harbourside Mortgage, the new loan production office on Hilton Head Island, South Carolina, net income would have increased 11 percent in 2004 over 2003.

Average total assets for the first six months increased 21 percent to $521 million in 2004 from $430 million in 2003. Total assets were $568 million and $452 million at June 30, 2004 and 2003, respectively, an increase of 26 percent. The new Harbourside division accounted for approximately $50 million of the June 30, 2004 assets.

The first six months net interest income was $9,235,000 in 2004 compared to $7,988,000 in 2003, an increase of $1,247,000, or 16 percent. The increase included $575,000 of net interest income attributable to the Harbourside
division.   First six months average loans were $414 million, 20 percent higher in 2004, as compared to $344 million in 2003. The first six months average loan to deposit ratio increased to 98 percent in 2004 as compared to 97 percent in 2003. The prime rate remained at 4.00 percent until July 1,
2004, when the rate increased to 4.25 percent.    Further interest rate
increases are anticipated by the financial markets. The first six months net interest margin decreased to 3.78 percent in 2004 from 4.00 percent in 2003, primarily due to the significant volumes of interest-earning assets added at lower net interest spreads and the downward repricing of the investment
portfolio, as shown in Table 3.   Higher interest rates are expected to
positively impact the net interest margin.

The first six months provision for credit losses was $875,000 for 2004, compared to $535,000 for the comparable period of 2003, including $260,000 in 2004 related to Harbourside loan growth. Changes in the provision each year are impacted as discussed under the "Allowance for Credit Losses" section above. First six months loan growth was $57.7 million in 2004 and $18.1
million in 2003.   First six months net charge-offs were $99,000 in 2004
compared with $111,000 in 2003. Uncertain economic conditions, significant loan growth in a new market and borrower sensitivity to rising rates are the primary reasons for higher provision for loan losses in 2004.

First six months noninterest income was $1,980,000 in 2004 compared to $1,660,000 in 2003, an increase of $320,000 or 19 percent. First six months other income included gains on sale of mortgage loans, net of $475,000 in 2004 compared to $418,000 in 2003, an increase of $57,000 or 14 percent, primarily due to $220,000 in net loan sale gains in Harbourside partially offset by lower mortgage refinancing volumes in Savannah and Bryan. Other noninterest income increased by $159,000, due primarily to the $123,000 increase in cash surrender value of officers' life insurance acquired on June 29, 2003. The sale of a foreclosed property also resulted in a gain of $91,000. No lower of cost or market adjustments were required for loans held for sale during the first six months, 2004.

First six months noninterest expenses were $6,727,000 in 2004 compared to $5,749,000 in 2003, an increase of $978,000, or 17 percent. First six months salaries and benefits expenses increased $664,000, or 20 percent in 2004. Excluding Harbourside personnel costs of $387,000, the personnel cost increase was 8.4 percent. The first six months information technology expenses increased approximately $98,000, or 23 percent, primarily due to the Harbourside expansion, improved systems capabilities and account / transaction volume increases. Excluding noninterest expenses of $665,000 related to Harbourside, noninterest expenses increased 5.4 percent when compared to the comparable operations in first six months of 2003.

The first six months provision for income taxes was $1,196,000 in 2004 and $1,124,000 in 2003. The combined effective federal and state tax rates were
33.1 percent and 33.4 percent in 2004 and 2003, respectively. The decrease in the effective rate was due primarily to higher tax exempt income from life insurance contracts offset by lower tax-exempt income on investments in 2004. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FINANCIAL CONDITION AND CAPITAL RESOURCES

BALANCE SHEET ACTIVITY

The major changes in the assets and liabilities of the Company for the current period and the prior comparative period are shown in the consolidated statements of cash flows. The first six months increase in loans of $58 million and the increase in loans held for sale of $16 million in 2004 was funded primarily by $60 million in deposits and the remainder in other borrowings. The deposit growth included $46 million in time deposits issued through brokers.

The Company has classified all investment securities as available for sale. Higher interest rates resulted in an overall decrease in unrealized gains on investment securities. These amounts are included in shareholders' equity at June 30, 2004 and 2003 as other accumulated comprehensive income.

The mortgage lending opportunities created by the Harbourside loan production division impact the funding sources, capital requirements and liquidity of Savannah. Historically, virtually all deposits at Savannah have been obtained from local customers. In the first six months 2004, funding sources were expanded to include non-local brokered time deposits of $46 million. Short-term borrowings from the Federal Home Loan Bank of Atlanta were utilized, primarily to fund loans held for sale. Brokered deposits, while obtained at very competitive rates, are expected to cost more than core deposits, and therefore, result in a lower overall net interest spread between the loan yields and the deposit rates.

CAPITAL RESOURCES

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of June 30, 2004, the Subsidiary Banks and the Company exceeded the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $37.7 million, or 6.64 percent of total assets at June 30, 2004. The table below includes the regulatory capital ratios for the Company and each subsidiary bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status. Tier 1 and Total capital at the Company level includes $6.0 million of trust-preferred debt issued by the Company's unconsolidated affiliate on September 29, 2003. Tier 1 capital also includes the allowance for credit losses up to 1.25 percent of risk-weighted assets.

  During the second quarter, the Federal Reserve finalized capital regulations permitting trust-preferred debt to qualify as Tier 1 Capital up to 25 percent of the sum of trust-preferred debt and tangible capital. The Company's significantly higher growth rate during the last six months has resulted in lower capital ratios. The capital ratios are significantly above the well-capitalized threshold, except for the Total Capital to Risk-Weighted Assets ratio which is at a level that requires short-term and long-term
planning as well as continuous monitoring.   The Company plans to issue
additional trust-preferred debt in the third or fourth quarter to meet its short-term capital growth needs. Long-term capital planning is a part of the annual strategic planning process.

The following capital ratios, which have historically been presented in the Company's Annual Report on Form 10-K, have been added to the disclosures in the quarterly filings. The following table shows the capital ratios for the Company and the Subsidiary Banks at June 30, 2004 compared to the regulatory capital minimums:

-------------------------------------------------------------------------------
                                                                       Well-
($ in thousands)         Company    Savannah    Bryan    Minimum    Capitalized
-------------------------------------------------------------------------------
Qualifying Capital
------------------
Tier 1 capital           $43,665    $31,229    $11,201         -         -
Total capital             49,321     35,440     12,651         -         -

Leverage Ratios
---------------
Tier 1 capital to
  average assets           8.02%      7.72%      7.91%     4.00%       5.00%

Risk-based Ratios
-----------------
Tier 1 capital to
  risk-weighted assets     9.63%      9.27%      9.67%     4.00%       6.00%
Total capital to
  risk-weighted assets    10.89%     10.52%     10.92%     8.00%      10.00%

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the Federal Home Loan Bank of Atlanta; temporary federal funds purchased lines with correspondent banks and non-local time deposits through brokers and an Internet bulletin board service. Backup funding and liquidity sources include the ability to sell certain loans to investors and borrowing from the Federal Reserve Bank of Atlanta discount window.

Both Subsidiary Banks have entered into a Blanket Floating Lien Agreement
with the Federal Home Loan Bank of Atlanta (FHLB).   Savannah and Bryan have
credit lines approved by the FHLB of up to 20 percent of assets, subject to the FHLB collateral requirements. In aggregate, the Company had FHLB borrowing capacity of approximately $114 million of which $42 million was advanced at June 30, 2004. These credit arrangements serve as a core funding
source as well as liquidity backup for the banks.     The Subsidiary Banks
also have conditional federal funds borrowing lines available from upstream correspondent banks that can provide $15-20 million of temporary funding needs for 30-60 days. The outstanding volume of loans held for sale is targeted in the $20-30 million range but may at times vary between $15-40 million due to timing issues between new production and loan sales. Management primarily uses overnight borrowings from the FHLB to fund the loans held for sale portfolio.

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

The Company's asset-sensitive cash flow maturity and repricing gap at June 30, 2004, was approximately $94 million at one year, or 17 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $14 million, or 2.6 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap.

The Company is asset-sensitive within one year. The decrease in the prime rate from 4.25 percent to 4.00 percent in June 2003 and the historically low interest rate levels have negatively impacted net interest income and the net interest margin as interest-bearing assets have repriced more than interest bearing liabilities. The Company is well-positioned for a rising rate environment. The Federal Reserve increased the federal funds target rate by 25 basis points on June 30, 2004, the first increase since the year 2000. It has communicated a bias toward higher interest rates.

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


OFF-BALANCE SHEET ARRANGEMENTS

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business. At June 30, 2004, the Company had unfunded commitments to extend credit of $117 million and outstanding stand-by letters of credit of $7.3 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

The following table includes a breakdown of short-term and long-term payments due under long-term contracts:

                                       Payments due by period
                               ------------------------------------------------
($ in thousands)                              Less                         More
                                              than       1-3      3-5      than
Contractual Obligations             Total   1 year     years    years   5 years
-------------------------------------------------------------------------------
FHLB long-term debt               $21,016     $421   $15,657   $1,508    $3,430
Subordinated debt                   6,186        -         -        -     6,186
Operating leases  - buildings       5,185      567     1,453    1,465     1,700
Information technology contracts      424      304       120        -         -
-------------------------------------------------------------------------------
    Total                         $32,811   $1,292   $17,230   $2,973   $11,316
-------------------------------------------------------------------------------


TABLE 1 - LONG-TERM MATURITY GAP AND REPRICING

The following is the long-term maturity and repricing data for the Company as of June 30, 2004:

---------------------------------------------------------------------------------------------------------------
($ in 000s)                                        0-3      3 - 12     1 - 3      3 - 5      Over 5
Interest-bearing assets            Immediate     Months     Months     Years      Years      Years       Total
---------------------------------------------------------------------------------------------------------------
Investment securities                $    -     $  2,750    $ 5,823   $ 18,998  $  13,105   $  5,077   $ 45,753
Interest-bearing deposits              18,895        -          -          -          -          -       18,896
Federal funds sold                      6,275        -          -          -          -          -        6,275
Loans held for sale                       -       26,277        -          -          -          -       26,277
Loans - fixed rates                       -       24,147     74,778     86,807     40,433      9,124    235,289
Loans - variable rates                208,830        -          -          -          -          -      208,930
---------------------------------------------------------------------------------------------------------------
Total interest-earning assets         234,101     53,174     80,601    105,805     53,538     14,201    541,420
---------------------------------------------------------------------------------------------------------------

Interest bearing deposits:
NOW and savings **                     20,857     10,427     31,283     41,712        -          -      104,279
Money market accounts **               22,861      7,675     23,027     23,024        -          -       76,587
Time deposits                             -       31,515     69,525     57,658     32,495         39    191,232
Federal Home Loan Bank Advances           -          115        307     15,657      1,507      3,430     21,016
Other borrowings                       50,570        -          -          -          -          -       50,570
Trust Preferred Debt                               6,186        -          -          -          -        6,186
---------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     94,288     55,918    124,142    138,051     34,002      3,469    449,870
---------------------------------------------------------------------------------------------------------------
GAP-Excess Assets (Liabilities)       139,813     (2,744)   (43,541)   (32,246)    19,536     10,732     91,550
---------------------------------------------------------------------------------------------------------------
GAP-Cumulative                        139,813    137,069     93,528     61,282     80,818     91,550     91,550
---------------------------------------------------------------------------------------------------------------
Cumulative Sensitivity Ratio *           2.48       1.91       1.34       1.15       1.18       1.20       1.20
---------------------------------------------------------------------------------------------------------------

*   Cumulative interest-earning assets / cumulative interest-bearing liabilities

** Repricing of NOW, Savings and Money market accounts based on estimated percentages of the full market interest rate declines over 1 to 36 months.

TABLE 2 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS -
SECOND QUARTER 2004 AND 2003

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilities during the second quarter of 2004 and 2003.



     Average           Average                             Taxable-Equivalent        (a) Variance
     Balance            Rate                                   Interest             Attributable to
------------------   ----------                             --------------   Vari-  --------------
  2003      2002     2003  2002                              2003    2002    Ance    Rate   Volume
--------  --------   ----  ----                             ------  ------  ------  ------  ------
   (Thousands)           (%)     ASSETS                      (Thousands)              (Thousands)
$ 14,365  $  7,897   0.89  1.12  Interest-bearing deposits  $   32  $   22  $   10  $   (4) $   14
  35,795    37,556   3.83  4.47  Investments - taxable         341     419     (78)    (61)    (17)
   5,831     7,527   9.36  9.01  Investments - non-taxable     136     169     (33)      7     (40)
  10,823    16,307   0.89  1.16  Federal funds sold             24      47     (23)    (11)    (12)
  25,355         0   5.44  5.92  Loans held for sale           344       0     344       0     344
 427,629   349,207   5.50  5.92  Loans (c)                   5,870   5,153     717    (359)  1,076
--------  --------                                          ------  ------  ------
 519,798   418,495   5.21  5.57  Total int.-earning assets   6,747   5,810     937    (378)  1,315
                                                            ------  ------  ------  ------  ------
  24,581    20,067               Non-earning assets
--------  --------
$544,378  $438,562               Total assets
========  ========
                                 LIABILITIES AND EQUITY
                                 DEPOSITS
$ 87,349  $ 74,986   0.34  0.36  NOW accounts                   72      68       5      (5)     10
  18,999    15,348   0.51  0.76  Savings accounts               24      29      (5)    (10)      5
  73,667    68,107   0.97  1.26  Money market accounts         179     214     (35)    (49)     14
  70,664    60,852   2.72  3.12  CD's, $100M or more           480     473       7     (60)     67
  34,898         0   2.79  0.00  CD's, $100M - non local       243       0     243       0     243
  76,880    79,594   2.54  2.99  Other time deposits           487     593    (106)    (89)    (17)
--------  --------                                          ------  ------  ------
                                 Total interest-bearing
 362,457   298,887   1.64  1.85  deposits                    1,486   1,377     109    (152)    261
  21,077    20,547   4.85  4.98  FHLB advances                 255     255       0      (6)      6
  39,219    17,101   1.40  1.38  Other borrowings              137      59      78       1      77
   6,186         0   4.21  0.00  Trust preferred debt           65       0      65       0      65
--------  --------                                          ------  ------  ------
                                 Total interest-bearing
 428,939   336,535   1.82  2.02  liabilities                 1,943   1,691     252    (167)    419
                                                            ------  ------  ------  ------  ------
  75,709    64,537               Non-int bearing deposits
   2,210     1,988               Other liabilities
  37,520    35,502               Stockholders' equity
--------  --------
$544,378  $438,562               Liabilities and equity
========  ========
                     3.39  3.55  Interest rate spread
                     ====  ====
                                 Net interest income        $4,804  $4,119  $  685  $ (211) $  896
                                                            ======  ======  ======  ======  ======
                     3.71  3.95  Net interest margin

$ 90,859  $ 81,960               Net earning assets
========  ========
                                 Average deposits and
$438,166  $363,424   1.36  1.52  average cost of deposits
========  ========   ====  ====
  98%        96%                 Average loan to deposit ratio


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

TABLE 3 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS - FIRST SIX MONTHS, 2004 AND 2003

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilities during the first six months of 2004 and 2003.



     Average           Average                             Taxable-Equivalent        (a) Variance
     Balance            Rate                                   Interest             Attributable to
------------------   ----------                             --------------   Vari-  --------------
  2003      2002     2003  2002                              2003    2002    Ance    Rate   Volume
--------  --------   ----  ----                             ------  ------  ------  ------  ------
   (Thousands)           (%)     ASSETS                      (Thousands)              (Thousands)
$ 11,992  $  5,929   0.90  1.09  Interest-bearing deposits  $   32  $   22  $   10  $   (4) $   14
  33,915    39,354   4.09  4.73  Investments - taxable         692     923    (231)    125)   (106)
   5,983     7,519   9.08  9.04  Investments - non-taxable     271     337     (66)      2     (68)
   8,879    12,919   0.90  1.17  Federal funds sold             40      75     (35)    (17)    (18)
  21,659         0   5.13     0  Loans held for sale           554       0     554       0     554
 414,471   344,091   5.53  5.97  Loans (c)                  11,420  10,195   1,225   (771)   1,996
--------  --------                                          ------  ------  ------
 496,899   409,812   5.26  5.69  Total int.-earning assets  13,031  11,562   1,469   (879)   2,348
                                                            ------  ------  ------  ------  ------
  24,445    20,333               Non-earning assets
--------  --------
$521,344  $430,145               Total assets
========  ========
                                 LIABILITIES AND EQUITY
                                 DEPOSITS
$ 86,257  $ 71,970   0.35  0.35  NOW accounts                  151     126      25      (1)     26
  18,320    14,953   0.50  0.76  Savings accounts               46      56     (10)    (19)      9
  72,420    66,305   0.95  1.24  Money market accounts         344     408     (64)    (95)     31
  70,958    60,517   2.74  3.22  CD's, $100M or more           969     965       4    (144)    148
  22,661         0   2.73  0.00  CD's, $100M - non local       309       0     309       0     309
  77,466    80,131   2.55  3.10  Other time deposits           984   1,233    (249)   (222)    (27)
--------  --------                                          ------  ------  ------
                                 Total interest-bearing
 348,082   293,876   1.61  1.91  deposits                    2,803   2,788      15    (437)    452
  20,734    20,571   4.93  5.00  FHLB advances                 510     510       0      (7)      7
  33,545    17,082   1.39  1.48  Other borrowings              233     126     107      (7)    114
   6,186         0   4.21  0.00  Trust preferred debt          130       0     130       0     130
--------  --------                                          ------  ------  ------
                                 Total interest-bearing
 408,547   331,529   1.80  2.08  liabilities                 3,676   3,424     252    (460)    712
                                                            ------  ------  ------  ------  ------
  73,393    61,239               Non-int bearing deposits
   2,120     2,126               Other liabilities
  37,284    35,2551               Stockholders' equity
--------  --------
$521,344  $430,145               Liabilities and equity
========  ========
                     3.45  3.61  Interest rate spread
                     ====  ====
                                 Net interest income        $9,355  $8,138  $1,217  $ (419) $1,636
                                                            ======  ======  ======  ======  ======
                     3.45  3.61  Net interest margin

$ 88,352  $ 78,283               Net earning assets
========  ========
                                 Average deposits and
$421,475  $355,155   1.33  1.58  average cost of deposits
========  ========   ====  ====
  98%        97%                 Average loan to deposit ratio

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

PART II - OTHER INFORMATION

Item 1.      Legal proceedings.  None

Item 2.      Changes in securities,  use of proceeds.  None

Item 3.      Defaults upon senior securities.  None

Item 4.      Submission of matters to a vote of security holders.

Annual Meeting of Shareholders Held April 29, 2004
--------------------------------------------------
2,836,499 shares were presented in person or by proxy, representing 86.43 percent of the 3,281,977 outstanding shares;

Re-election of Four Directors of Class II and Election of Three New Directors
-----------------------------------------------------------------------------
2,835,526 shares representing 99.97 percent of the shares presented were cast in favor of the election of directors; 973 shares were withheld on selected directors.

Ratification of Independent Auditors
------------------------------------
2,829,701 shares, representing 99.76 percent of the shares present were cast in favor of the ratification of the appointment of BDO Seidman, LLP as independent auditors, 6,127 shares, representing 0.22 percent of the shares present abstained and 671 shares or 0.02 percent voted against the ratification of the independent auditors.

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

Exhibit 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.    Reports on Form 8-K during the quarter ended June 30, 2004.

A Form 8-K for a Regulation FD disclosure was filed on April 29, 2004 which included the Earnings Release for the first quarter, 2004.

 A second Form 8-K was filed on April 30, 2004 announcing the completion of the management succession plan announced in January, 2004 in which Archie H. Davis communicated his plans to retire from Executive Management, effective April 30, 2004.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     The Savannah Bancorp, Inc.
                                     --------------------------
                                             (Registrant)


Date  8/10/04                         /s/G. Mike Odom, Jr .
      ------                         -------------------------------------------
                                     G. Mike Odom, Jr. - Chief Executive Officer


Date  8/10/04                         /s/John C. Helmken II
      ------                         -------------------------------------------
                                     John C. Helmken II - President


Date  8/10/04                         /s/Robert B. Briscoe
      ------                         -------------------------------------------
                                     Robert B. Briscoe - Chief Financial Officer