Form 10-Q
period 2004-09-30
SAVANNAH BANCORP INC
filed 2004-11-15
CIK 860519

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

              For the quarterly period ended September 30, 2004
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2004. 3,289,997 shares of Common Stock, $1.00 par value per share

===============================================================================

                 THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                                 FORM 10-Q INDEX
                               SEPTEMBER 30, 2004

                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Report of Independent Registered Public Accounting Firm          2
         Consolidated Balance Sheets - September 30, 2004 and
            December 31, 2003                                             3
         Consolidated Statements of Income
            For the Nine Months Ended September 30, 2004
            and 2003 and for the Three Months Ended
            September 30, 2004 and 2003                                   4
         Consolidated Statements of Changes in Shareholders' Equity
            For the Nine Months Ended September 30, 2004 and 2003         5
         Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 2004 and 2003         6

         Condensed Notes to Consolidated Financial Statements            7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    9-20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     16-20

Item 4.  Controls and Procedures                                          21

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               21

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     21

Item 3.   Defaults Upon Senior Securities                                 21

Item 4.   Submission of Matters to a Vote of Security Holders             21

Item 5.   Other Information                                               21

Item 6.   Exhibits                                                        21

Signatures                                                                22

ITEM 1.  FINANCIAL STATEMENTS

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Savannah Bancorp, Inc.:

            We have reviewed the accompanying consolidated balance sheet of The Savannah Bancorp, Inc. (a Georgia Corporation) and its subsidiaries as of September 30, 2004 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003 and the changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2004. These interim financial statements are the responsibility of the Company's management.

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

/s/ BDP Seidman, LLP

Atlanta, Georgia
November 3, 2004

                 THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------
                                                   SEPTEMBER 30,   December 31,
($ in thousands, except share data)                    2004           2003
-------------------------------------------------------------------------------
ASSETS                                            (UNAUDITED)
Cash and due from banks                              $ 11,274       $ 16,695
Federal funds sold                                      9,145          2,291
Interest-bearing deposits in banks                      9,876         11,987
-------------------------------------------------------------------------------
   Cash and cash equivalents                           30,295         30,973
Securities available for sale, at fair value
   (amortized cost of $40,349 at September 30, 2004
   and $38,197 at December 31, 2003)                   40,932         39,090
Loans, held for sale                                   25,517         10,393
Loans, net of allowance for credit losses of
   $6,180 at September 30, 2004 and $5,067 at
   December 31, 2003                                  465,120        381,664
Premises and equipment, net                             4,741          4,817
Other real estate owned                                   500            927
Bank-owned life insurance                               5,302          5,123
Other assets                                            7,609          3,878
-------------------------------------------------------------------------------
   TOTAL ASSETS                                      $580,016       $476,865
===============================================================================

LIABILITIES
Deposits:
   Non interest-bearing                              $ 74,231       $ 77,173
   Interest-bearing                                   391,356        311,973
-------------------------------------------------------------------------------
   Total deposits                                     465,587        389,146
Securities sold under repurchase agreements,
   federal funds purchased and short-term
   borrowings                                          39,858         22,249
Federal Home Loan Bank Advances - long term            20,937         20,409
Subordinated debt to nonconsolidated subsidiary        10,310          6,186
Other liabilities                                       4,308          2,104
-------------------------------------------------------------------------------
   TOTAL LIABILITIES                                  541,000        440,094
-------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $1 per share: authorized
   79,860,000 shares; issued 3,290,223 shares in
   2004 and 2003, respectively                          3,290          3,290
Preferred stock, par value $1 per share:
   authorized 10,000,000 shares, none issued             -              -
Additional paid-in capital                             25,054         25,109
Retained earnings                                      10,315          7,965
Treasury stock, 226 shares at September 30, 2004
   and 8,246 shares at December 31, 2003                   (4)          (147)
Accumulated other comprehensive income                    361            554
-------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                          39,016         36,771
-------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $580,016       $476,865
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                 THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                             FOR THE             FOR THE
                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
-------------------------------------------------------------------------------
($ in thousands, except share data)       2004     2003        2004      2003
-------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans, including fees                   $ 6,994   $ 5,106    $18,968   $15,301
Debt securities:
   Taxable                                  344       353        995     1,238
   Tax-exempt                                64        91        216       278
Dividends                                    26        16         66        54
Deposits with banks                          64        33        118        65
Federal funds sold                           19        23         59        89
-------------------------------------------------------------------------------
   Total  interest and dividend income    7,511     5,622     20,422    17,025
-------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                  1,698     1,300      4,501     4,088
Securities sold under repurchase
   agreements, federal funds purchased
   and short-term borrowings                208        74        441       191
Federal Home Loan Bank advances -
   long term                                258       259        768       769
Trust preferred securities                   66        -         196        -
-------------------------------------------------------------------------------
   Total interest expense                 2,230     1,633      5,906     5,048
-------------------------------------------------------------------------------
NET INTEREST INCOME                       5,281     3,989     14,516    11,977
Provision for credit losses                 320       255      1,195       790
-------------------------------------------------------------------------------
Net interest income after
   provision for loan losses              4,961     3,734     13,321    11,187
-------------------------------------------------------------------------------
NONINTEREST INCOME
Trust fees                                  110       101        324       293
Customer service fees                       423       396      1,214     1,196
Gains on sales of mortgage loans, net       255       252        730       670
Other income                                241       194        650       444
Gains on sales of other real estate owned    -         -          91        -
-------------------------------------------------------------------------------
   Total noninterest income               1,029       943      3,009     2,603
-------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits            2,139     1,632      6,100     4,929
Occupancy and equipment expense             473       438      1,379     1,265
Information technology expenses             267       221        792       674
Other operating expenses                    813       577      2,148     1,749
-------------------------------------------------------------------------------
   Total noninterest expense              3,692     2,868     10,419     8,617
-------------------------------------------------------------------------------
Income before income taxes                2,298     1,809      5,911     5,173
Income tax expense                          754       597      1,950     1,721
-------------------------------------------------------------------------------
NET INCOME                              $ 1,544   $ 1,212    $ 3,961   $ 3,452
===============================================================================

NET INCOME PER SHARE:
    Basic                               $   .47   $   .37    $  1.21   $  1.05
===============================================================================
    Diluted                             $   .46   $   .36    $  1.18   $  1.03
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                 THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                                                    Accumulated
                                                   Additional                          Other
($ in thousands,                     Common    Share    Paid-in   Retaine   Treasury  Comprehensive
except share data)                   Shares    Amount   Capital   Earning    Stock    Income (Loss)   Total
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 2002         2,991,378   $2,991   $18,557   $12,261    $(161)      $1,108     $34,756
-----------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                       3,452                             3,452
   Other comprehensive income:
   Change in net unrealized gain
     on securities available for
     sale, net of tax effect                                                               (409)       (409)
                                                                                                      -----
Total comprehensive income                                                                            3,043

Cash dividends - $0.475 per share                                  (1,565)                           (1,565)

Exercise of options                                           1                 14                       15

Ten percent stock dividend           298,845      299     6,551    (6,850)                               -
-----------------------------------------------------------------------------------------------------------
Balance, September 30, 2003        3,290,223   $3,290   $25,109    $7,298    $(147)      $  699     $36,249
===========================================================================================================

-----------------------------------------------------------------------------------------------------------
Balance, December 31, 2003        3,290,223    $3,290   $25,109    $7,965    $(147)      $  554     $36,771
-----------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                       3,961                             3,961
   Other comprehensive income:
   Change in net unrealized gain
     on securities available for
     sale, net of tax effect                                                               (193)       (193)
                                                                                                      -----
Total comprehensive income                                                                            3,768

Cash dividends - $0.49 per share                                   (1,611)                           (1,611)

Exercise of options                                         (55)               143                       88
-----------------------------------------------------------------------------------------------------------
Balance, September 30, 2004       3,290,223    $3,290   $25,054   $10,315    $  (4)        $361     $39,016
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                 THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                FOR THE
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
-------------------------------------------------------------------------------
($ in thousands)                                            2004        2003
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                $ 3,961     $ 3,452
Adjustments to reconcile net income to cash
  (used in) provided by operating activities:
    Provision for credit losses                             1,195         790
    Loans originated for sale                             (80,845)         -
    Proceeds from the sale of loans originated
       for sale                                            66,103          -
    Net amortization of securities                            141         232
    Depreciation and amortization                             520         503
    Increase (decrease) in deferred income
       taxes - net                                           (359)        124
    Gains on sales of loans, net                             (382)         -
    Gains on sales of other real estate owned                 (91)         -
    Increase in CSV of bank-owned life
       insurance policies                                    (179)        (66)
    Change in other assets and other
       liabilities, net                                      (326)         41
-------------------------------------------------------------------------------
       Net cash (used in) provided by
          operating activities                            (10,262)      5,076
-------------------------------------------------------------------------------
INVESTING ACTIVITIES
Activity in available for sale securities
     Purchases                                            (24,669)    (12,781)
     Maturities and calls                                  22,376      24,149
Loan originations and principal collections, net          (84,651)    (30,872)
Proceeds from sale of foreclosed assets                       798          -
Investment in bank owned life insurance                        -       (5,000)
Investment in low income housing tax credits               (1,975)         -
Additions to premises and equipment                          (444)       (365)
-------------------------------------------------------------------------------
       Net cash used in investing activities              (88,565)    (24,869)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net (decrease) increase in noninterest bearing
    deposits                                               (2,942)      6,686
Net increase in interest-bearing deposits                  79,383         355
Net increase  in securities sold under
    agreements to repurchase and short-term
    borrowings                                             17,609       3,815
Net increase (decrease) in FHLB advances - term               528        (152)
Issuance of trust preferred debt                            4,124       6,000
Proceeds from note payable                                  1,070          -
Payments on note payable                                     (100)         -
Dividend payments                                          (1,611)     (1,565)
Exercise of options                                            88          15
-------------------------------------------------------------------------------
       Net cash provided by financing activities           98,149      15,154
-------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                        (678)     (4,639)
Cash and cash equivalents, at beginning of period          30,973      41,726
-------------------------------------------------------------------------------
Cash and cash equivalents, at end of period              $ 30,295     $37,087
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - RESTRICTIONS ON CASH AND DEMAND BALANCES DUE FROM BANKS AND INTEREST BEARING BANK BALANCES

The Company's Subsidiary Banks are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances. Cash reserves of $1,431,000 and $1,213,000 were required as of September 30, 2004 and December 31, 2003. Due to the decline in investment securities balances, the Company pledged interest-bearing cash balances at the Federal Home Loan Bank in lieu of investment securities to secure public fund deposits and securities purchased under agreements to resell. Pledged cash balances were $9,700,000 and $11,700,000 at September 30, 2004 and December 31, 2003.

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

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     2004        2003        2004        2003
 ------------------------------------------------------------------------------
 Average number of common shares
   outstanding                    3,290,000   3,282,000   3,286,000   3,282,000
 Effect of dilutive options          73,000      69,000      78,000      64,000
 ------------------------------------------------------------------------------
 Average number of common shares
   outstanding used to calculate
   diluted earnings per common
   share                          3,363,000   3,351,000   3,364,000   3,346,000
===============================================================================

NOTE 4 - ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has one stock-based employee compensation plan. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123), the Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and its related interpretations. Because all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company's application of APB 25. The Company did not issue any options to non-employees for the three and nine month periods ended September 30, 2004 and 2003, respectively.

The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

                                               For the            For the
                                         Three Months Ended   Nine Months Ended
                                            September 30,      September 30,
-------------------------------------------------------------------------------
                                           2004     2003        2004    2003
-------------------------------------------------------------------------------
Net Income - as reported                  $1,544   $1,212      $3,961  $3,452
Stock-based employee compensation
  expense, determined under fair value
  basis, net of tax                          (31)     (26)        (61)    (78)
-------------------------------------------------------------------------------
Net Income - pro forma                    $1,511   $1,186      $3,900  $3,374
-------------------------------------------------------------------------------

Net Income per share - basic -
  as reported                             $ 0.47   $ 0.37      $ 1.21  $ 1.05
Net Income per share - basic -
  pro forma                               $ 0.46   $ 0.36      $ 1.19  $ 1.03
Net Income per share - diluted - as
  reported                                $ 0.46   $ 0.36      $ 1.18  $ 1.03
Net Income per share - diluted -
  pro forma                               $ 0.45   $ 0.35      $ 1.16  $ 1.01

35,000 option shares were granted in the first nine months of 2004 and none in the same period of 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and are consistent with the assumptions shown in Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

For a comprehensive presentation of The Savannah Bancorp, Inc.'s financial condition at September 30, 2004 and 2003 and results of operations for the three and nine month periods ended September 30, 2004 and 2003, the following analysis should be reviewed with other information including the Company's December 31, 2003 Annual Report on Form 10-K.

                     (remainder of page intentionally left blank)
                                       9

                   THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
                       THIRD QUARTER FINANCIAL HIGHLIGHTS
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

BALANCE SHEET DATA                                                  Percent
AT SEPTEMBER 30                               2004         2003     Change
---------------------------------------------------------------------------
(thousands, except per share data)

Total assets                                $580,016    $455,334       27
Interest-earning assets                      556,075     429,424       29
Loans, held for sale                          25,517        -           -
Loans                                        471,300     367,085       28
Allowance for loan losses                      6,180       5,032      (23)
Nonperforming assets                             631       3,249      (81)
Deposits                                     465,587     370,516       26
Interest-bearing liabilities                 462,461     347,231       33
Shareholders' equity                          39,016      36,249       7.6
Allowance for credit loan
  losses to loans                               1.31%       1.37%     (4.2)
Nonperforming assets to total
  loans and other real estate owned             0.13%       0.88%     (85)
Loan to deposit ratio                            101%         99%      1.9
Equity to assets                                6.73%       7.96%     (16)
Tier 1 capital to
  risk-weighted assets                         10.56%      11.26%     (6.3)
Total capital to
  risk-weighted assets                         11.81%      12.51%     (5.6)
Book value per share                        $  11.86    $  11.04       7.4
Outstanding shares                             3,290       3,282       0.2
Market value per share                      $  27.70    $  24.98       11
---------------------------------------------------------------------------
KEY PERFORMANCE DATA                                                Percent
FOR THE THIRD QUARTER                         2004         2003     Change
---------------------------------------------------------------------------
NET INCOME                                  $  1,544    $  1,212       27
Return on average assets                        1.06%       1.08%     (2.1)
Return on average equity                       15.96%      13.37%      19
Net interest margin                             3.82%       3.80%      0.5
Efficiency ratio                               58.51%      58.15%      0.6

PER SHARE DATA:
Net income - basic                          $   0.47    $   0.37       27
Net income - diluted                        $   0.46    $   0.36       28
Dividends                                   $  0.165    $  0.160       3.1

AVERAGE SHARES:
Basic                                          3,290       3,282       0.2
Diluted                                        3,363       3,351       0.4
---------------------------------------------------------------------------
                                                                    Percent
FOR THE FIRST NINE MONTHS                     2004         2003     Change
---------------------------------------------------------------------------
NET INCOME                                  $  3,961    $  3,452       15
Return on average assets                        0.98%       1.06%    (7.8)
Return on average equity                       14.01%      13.00%     7.7
Net interest margin                             3.79%       3.94%    (3.8)
Efficiency ratio                               59.45%      58.51%     1.6

PER SHARE DATA:
Net income - basic                          $   1.21    $   1.05       15
Net income - diluted                        $   1.18    $   1.03       15
Dividends                                   $   0.49    $   0.47      4.3

AVERAGE SHARES:
Basic                                          3,286       3,282      0.1
Diluted                                        3,364       3,346      0.5

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

Introduction
Critical Accounting Estimate
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three- month and nine-month periods ended September 30, 2004 compared with the same periods in 2003. Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company." The Savannah Bank, N.A. is referred to as "Savannah," Bryan Bank & Trust is referred to as "Bryan" and Harbourside Mortgage Company, a loan production office and division of Savannah, is referred to as "Harbourside". Collectively, Savannah and Bryan are referred to as the "Subsidiary Banks."

The averages used in this report are based on daily balances for each respective period. Certain amounts in noninterest income and noninterest expense have been reclassified in prior periods to conform to the presentation in the current period.

The Company is headquartered in Savannah, Georgia and, as of September 30, 2004 had 6 banking offices and 7 ATMs in Savannah, Chatham County and Richmond Hill, Georgia. The Company also has mortgage lending offices in Savannah, Richmond Hill and the new Harbourside Mortgage office on Hilton Head Island, SC, which opened in the fourth quarter of 2003.

Savannah and Bryan are in the relatively diverse, stable and growing Savannah Metropolitan Statistical Area ("MSA"). The diversity of major employers includes manufacturing, port related transportation, construction, military, healthcare, tourism, education, warehousing and the supporting services and products for each of these major employers. The real estate market is experiencing moderate government and commercial development growth and solid residential growth driven in part by coastal Georgia's and South Carolina's reputation as a desired retiree residential destination.

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

Primary risks to the Company include any trend or event that would cause or result in a significant decline in local employment, real estate values or a decline in loans and core deposits. The Company operates in very competitive markets with the related challenges of competitive pricing on loans, deposits and other banking services. Competition for the best talent is also a strategic challenge faced in competitive markets.

In January 2004, the Company announced the promotion of two key leaders of the Company, both in their early forties, to the positions of Chief Executive Officer and President, effective in April 2004 with the retirement of the former President and CEO. The Board of Directors believes these two executives have strengths which complement each other and provide leadership stability and strength to the Company and its subsidiaries for the long-term. Operationally, the two executives functioned in similar roles during 2003. The strategic benefit of the two officers working as an executive team is apparent to the Board and the overall senior management team.

Enhanced growth rates in loans and deposits, expanded product lines, superior customer service and quality expansion into new markets are the primary strategic objectives of the Company. The Board believes the management team and the operational and internal control infrastructure are largely in place to execute the Company's objectives over the long term.

CRITICAL ACCOUNTING ESTIMATE - ALLOWANCE FOR CREDIT LOSSES

The Company considers its policies regarding the allowance for loan losses to be its most critical accounting estimate due to the significant degree of management judgment involved. The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at September 30, 2004. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations, and concentrations of credit. Other factors affecting the allowance are market interest rates, portfolio maturity and composition, collateral values and general economic conditions. Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the allowance amount.

No assurance can be given that the Company will not sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses by future charges or credits to earnings. The allowance for loan losses is also subject to review by various regulatory agencies through their periodic examinations of the Subsidiary Banks. Such examinations could result in required changes to the allowance for loan losses. No adjustment in the allowance or significant adjustments to the Banks' internally classified loans were made as a result of the Subsidiary Banks' most recent examinations performed by the Office of the Comptroller of the Currency as of December 31, 2003 and the FDIC as of June 30, 2004.

The allowance for loan losses totaled $6.180 million, or 1.31 percent of total loans, at September 30, 2004. This is compared to an allowance of $5.067 million, or 1.31 percent of total loans, at December 31, 2003. For the nine months ended September 30, 2004, the Company reported net charge-offs of $82,000, or 0.03 percent of average loans on an annualized basis. This is compared to net charge-offs of $131,000, or 0.05 percent of average loans for the first nine months of 2003, also on an annualized basis. During the first nine months of 2004, a provision for loan losses of $1,195,000 was added to the allowance for loan losses primarily due to significant growth in the Savannah and Harbourside loan portfolios.

If the allowance for loan losses had changed by 5 percent, the effect on net income would have been approximately $192,000. If the allowance had to be increased by this amount, it would not have changed the Banks' status as well-capitalized financial institutions.

The Company's nonperforming assets consist of other real estate owned, loans on nonaccrual status and loans which are contractually past due 90 days or more on which interest is still being accrued. Other real estate owned of $500,000 consisted of two foreclosed properties at September 30, 2004. Nonaccrual loans and loans past due 90 days and greater totaled $131,000, or 0.03 percent of gross loans, at September 30, 2004 compared to $598,000, or 0.15 percent of gross loans, at December 31, 2003. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of the loan becomes doubtful.

Impaired loans under Statement of Financial Accounting Standards No. 114 were all on non-accrual status and totaled $112,000 and $574,000 at September 30, 2004 and December 31, 2003, respectively.

RESULTS OF OPERATIONS

THIRD QUARTER, 2004 COMPARED TO THE THIRD QUARTER, 2003

Net income in the third quarter 2004 was $1,544,000, up 27 percent from $1,212,000 in the third quarter 2003. This represents annualized returns of
15.96 percent on average equity and 1.06 percent on average assets in the third quarter 2004. Third quarter diluted earnings per share were $0.46 in 2004 compared to $0.36 for 2003.

Third quarter net interest income was $5,281,000 in 2004 as compared to $3,989,000 in 2003, an increase of $1,292,000, or 32 percent. The increase included $523,000 of net interest income attributable to the Harbourside division. Third quarter average loans were $454 million, 27 percent higher in 2004, as compared to $357 million in 2003. The prime rate remained level at 4.00 percent from the third quarter, 2003 through June 2004. The prime rate increased to 4.75 percent as a result of three 25 basis point increases by the Federal Reserve Board (Fed) in the third quarter, 2004. The third quarter net interest margin increased to 3.82 percent in 2004 from 3.80 percent in 2003. Higher interest rates are expected to favorably impact the net interest margin.

The third quarter provision for credit losses was $320,000 for 2004, compared to $255,000 for the comparable period of 2003, including $145,000 in 2004 related to Harbourside loan growth. Changes in the provision each year are impacted as discussed in the "Allowance for Credit Losses" section above. Third quarter loan growth was $26.9 million in 2004, primarily in real estate loans, compared to $12.6 million in loan growth in the third quarter, 2003. Third quarter net recoveries were $15,000 in 2004 compared to net charge-offs of $20,000 in 2003. Significant loan growth in the Savannah and Harbourside loan portfolios is the primary reason for the higher provision for loan losses in 2004.

Third quarter noninterest income was $1,029,000 in 2004 compared to $943,000 in 2003, an increase of $86,000 or 9.1 percent. Third quarter other income included gains on sale of mortgage loans of $255,000 in 2004 compared to $252,000 in 2003. Harbourside net loan sale gains in 2004 were offset by lower third quarter volumes in Savannah and Bryan. No market valuation adjustments were required for loans held for sale during the third quarter, 2004.

Third quarter other expenses were $3,692,000 in 2004 compared to $2,868,000 in 2003, an increase of $824,000, or 29 percent. Third quarter salaries and benefits expense increased $507,000, or 31 percent in 2004. Excluding Harbourside personnel costs of $322,000, the personnel cost increase was 11 percent. Third quarter information technology expense increased approximately $46,000, or 21 percent, primarily due to the Harbourside expansion, improved systems capabilities and account / transaction volume increases. Excluding costs of $448,000 related to Harbourside and $63,000 of non-recurring expense, noninterest expenses increased 10.9 percent when compared to comparable operations in the third quarter of 2003.

The third quarter provision for income taxes was $754,000 in 2004 and $597,000 in 2003. The combined effective federal and state tax rates were 32.8 percent and 33.0 percent in 2004 and 2003, respectively. The decrease in the effective rate was due primarily to higher tax credits partially offset by lower tax-exempt interest income in 2004 as compared to 2003. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FIRST NINE MONTHS, 2004 COMPARED WITH 2003

Net income in the first nine months 2004 was $3,961,000, up 15 percent from $3,452,000 in the first nine months 2003. This represents annualized returns of
14.01 percent on average equity and 0.98 percent on average assets in the first nine months 2004. First nine months diluted earnings per share were $1.18 in 2004 compared to $1.03 for 2003. The above earnings include $34,000 in 2004 and $29,000 in 2003 of year-to-date net losses for Harbourside Mortgage, the loan production office on Hilton Head Island, South Carolina.

The first nine months net interest income was $14,516,000 in 2004 compared to $11,977,000 in 2003, an increase of $2,539,000, or 21 percent. The increase included $1,098,000 of net interest income attributable to the Harbourside division. First nine months average loans were $428 million, 23 percent higher in 2004, as compared to $349 million in 2003. The first nine months average loan to deposit ratio increased to 99 percent in 2004 as compared to 97 percent in 2003. The net interest margin for the first nine months decreased to 3.79 percent in 2004 from 3.94 percent in 2003 due to continued downward repricing of assets until the third quarter, 2004.

 Higher interest rates began to favorably impact the net interest margin on a quarterly basis in the third quarter, 2004. Further interest rate increases are anticipated by the financial markets.

The first nine months provision for credit losses was $1,195,000 for 2004, compared to $790,000 for the comparable period of 2003, including $405,000 in 2004 related to Harbourside loan growth. Changes in the provision each year are impacted as discussed in the "Allowance for Credit Losses" section above. First nine months loan growth was $85 million in 2004 and $31 million in 2003. First nine months net charge-offs were $82,000 in 2004 compared with $131,000 in 2003. Significant loan growth in the Savannah and Harbourside loan portfolios is the primary reason for the higher provision for loan losses in 2004.

First nine months noninterest income was $3,009,000 in 2004 compared to $2,603,000 in 2003, an increase of $406,000 or 16 percent. First nine months other income included net gains on sale of mortgage loans of $730,000 in 2004 compared to $670,000 in 2003, an increase of $60,000 or 9 percent, primarily due to $382,000 in net loan sale gains in Harbourside partially offset by lower mortgage refinancing volumes in Savannah and Bryan. Other noninterest income increased by $206,000, due primarily to the $114,000 increase in cash surrender value of officers' life insurance acquired on June 29, 2003. The sale of a foreclosed property also resulted in a gain of $91,000. No market valuation adjustments were required for loans held for sale during the first nine months, 2004.

First nine months noninterest expenses were $10,419,000 in 2004 compared to $8,617,000 in 2003, an increase of $1,802,000, or 21 percent. First nine months salaries and benefits expense increased $1,171,000, or 24 percent in 2004. Excluding Harbourside personnel costs of $709,000, the personnel cost increase was 10 percent. The first nine months information technology expense increased approximately $118,000, or 18 percent, primarily due to the Harbourside expansion, improved systems and service capabilities. Excluding noninterest expense increases of $1,113,000 related to Harbourside and $63,000 of non-recurring expense, noninterest expenses increased 7.3 percent when compared to the first nine months of 2003.

The first nine months provision for income taxes was $1,950,000 in 2004 and $1,721,000 in 2003. The combined effective federal and state tax rates were 33.0 percent and 33.3 percent in 2004 and 2003, respectively. The decrease in the effective rate was due primarily to higher tax exempt income from life insurance contracts and higher tax credits offset by lower tax-exempt income on investments in 2004. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FINANCIAL CONDITION AND CAPITAL RESOURCES

BALANCE SHEET ACTIVITY

The major changes in the assets and liabilities of the Company for the current period and the prior comparative period are shown in the consolidated statements of cash flows. The first nine months increase in loans of $85 million and the net increase in loans held for sale of $15 million in 2004 was funded primarily by $76 million in deposits and the remainder in other borrowings. Deposit growth included $63 million in time deposits issued through brokers. The other borrowings included an additional $4 million in trust preferred debt issued in the third quarter, 2004.

The Company has classified all investment securities as available for sale. Higher interest rates resulted in an overall decrease in unrealized gains on investment securities. These amounts are included in shareholders' equity at September 30, 2004 and 2003 as other accumulated comprehensive income.

Average third quarter total assets increased 27 percent to $580 million in 2004 from $447 million in 2003. Average total assets for the first nine months increased 24 percent to $541 million in 2004 from $435 million in 2003. Total assets were $580 million and $455 million at September 30, 2004 and 2003, respectively, an increase of 27 percent. The new Harbourside division accounted for approximately $68 million of the September 30, 2004 assets.

The mortgage lending opportunities created by the Harbourside loan production division impact the funding sources, capital requirements and liquidity of Savannah. Historically, virtually all deposits at Savannah have been obtained from local customers. In the first nine months 2004, funding sources were expanded to include non-local brokered time deposits of $63 million. Short-term borrowings from the Federal Home Loan Bank of Atlanta were utilized, primarily to fund loans held for sale. Brokered deposits, while obtained at very competitive rates, are expected to cost more than core deposits, and therefore, result in a lower overall net interest spread between the loan yields and the deposit rates.

CAPITAL RESOURCES

The Office of the Comptroller of the Currency (OCC) has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopted insurance assessment rates based on certain "well-capitalized" risk-based and equity capital ratios. As of September 30, 2004, the Subsidiary Banks and the Company exceeded the minimum requirements necessary to be classified as "well-capitalized."

Total equity capital for the Company is $39.0 million, or 6.73 percent of total assets at September 30, 2004. The table below includes the regulatory capital ratios for the Company and each subsidiary bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

-------------------------------------------------------------------------------
                                                                        Well-
($ in thousands)            Company    Savannah    Bryan   Minimum  Capitalized
-------------------------------------------------------------------------------
Qualifying Capital
-----------------
Tier 1 capital              $48,779    $33,315    $11,505       -        -
Total capital                54,557     37,551     13,034       -        -

Leverage Ratios
---------------
Tier 1 capital to
average assets                 8.40%      7.60%      8.01%     4.00%   5.00%

Risk-based Ratios
-----------------
Tier 1 capital to
   risk-weighted assets       10.56%      9.84%      9.42%     4.00%   6.00%
Total capital to
   risk-weighted assets       11.81%     11.09%     10.67%     8.00%  10.00%

Tier 1 and total capital at the Company level includes $10.3 million of subordinated debt issued to the Company's unconsolidated trust preferred affiliates at September 30, 2004. Tier 1 and total capital also includes the allowance for credit losses up to 1.25 percent of risk-weighted assets.

 During the second quarter 2004, the Federal Reserve finalized capital regulations permitting trust preferred debt to be included in Tier 1 Capital up to a limit of 25 percent of the sum of trust-preferred debt and tangible capital. The Company's higher asset growth rate during the last twelve months has resulted in lower capital ratios. The capital ratios are significantly above the well-capitalized threshold, except for the Total Capital to Risk-Weighted Assets ratios at the Subsidiary banks which are at levels which require short-term and long-term planning as well as continuous monitoring.

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

Both Subsidiary Banks have entered into a Blanket Floating Lien Agreement with the Federal Home Loan Bank of Atlanta (FHLB). Savannah and Bryan have credit lines approved by the FHLB of up to 20 percent of assets, subject to the FHLB collateral requirements. In aggregate, the Company has FHLB borrowing capacity of approximately $115 million of which $36 million was advanced at September 30, 2004. Qualifying collateral reports have been filed providing immediately accessible funding of approximately $75 million. These credit arrangements serve as a core funding source as well as liquidity backup for the banks. The Subsidiary Banks also have conditional federal funds borrowing lines available from upstream correspondent banks that can provide $15-20 million of temporary funding needs for 30-60 days. The outstanding volume of loans held for sale is targeted in the $20-30 million range but may at times vary between $15-40 million due to timing issues between new production and loan sales. Management primarily uses overnight borrowings from the FHLB to fund the loans held for sale portfolio.

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

The Company's cash flow maturity and repricing gap at September 30, 2004 was approximately $122 million at one year, or 22 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $14 million, or 2.5 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap.

The Company is asset-sensitive within one year. The Company is well-positioned for a rising rate environment, which began in the third quarter. The Federal Reserve increased the federal funds target rate by 25 basis points three times between June 30, 2004 and September 21, 2004. It has communicated a bias toward higher interest rates implemented in a measured process.

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

TABLE 1 - LONG-TERM MATURITY GAP AND REPRICING

The following is the long-term maturity and repricing data for the Company as of September 30, 2004:


---------------------------------------------------------------------------------------------------------------
($ in 000s)                                        0-3      3 - 12     1 - 3      3 - 5     Over 5
INTEREST BEARING ASSETS           Immediate     Months     Months     Years      Years      Years       Total
---------------------------------------------------------------------------------------------------------------
Investment securities              $   -        $    68    $  6,323  $ 20,332   $  9,542   $  4,084    $ 40,349
Interest-bearing deposits             9,876        -           -         -          -          -          9,876
Federal funds sold                    9,145        -           -         -          -          -          9,145
Loans held for sale                    -         25,517        -         -          -          -         25,517
Loans - fixed rates                    -         24,000      66,560    86,492     44,972      9,939     231,963
Loans - variable rates              239,225        -           -         -          -          -        239,225
---------------------------------------------------------------------------------------------------------------
Total interest-earning assets       258,246      49,585      72,883   106,824     54,514     14,023     556,075
---------------------------------------------------------------------------------------------------------------
INTEREST BEARING DEPOSITS:
NOW and savings **                   20,247      10,124      30,372    40,493       -          -        101,236
Money market accounts**              17,381       7,991      23,973    30,073       -          -         79,418
Time deposits                          -         35,628      72,477    79,589     22,969         39     210,702
Federal Home Loan Bank Advances        -            101         260    15,693      1,471      3,412      20,937
Other borrowings                     39,858        -           -         -          -          -         39,858
Trust Preferred Debt                   -           -           -         -          -        10,310      10,310
---------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities   77,486      53,844     127,082   165,848     24,440     13,761     462,461
---------------------------------------------------------------------------------------------------------------
GAP-EXCESS ASSETS (LIABILITIES)     180,760      (4,259)    (54,199)  (59,024)    30,074        262      93,614
---------------------------------------------------------------------------------------------------------------
GAP-CUMULATIVE                     $180,760     $176,501   $122,302   $63,278    $93,352    $93,614     $93,614
===============================================================================================================
CUMULATIVE SENSITIVITY RATIO *         3.33         2.34       1.47      1.15       1.21       1.20        1.20
===============================================================================================================

* Cumulative interest-earning assets / cumulative interest-bearing liabilities ** Repricing of NOW, Savings and Money market accounts based on estimated percentages of the full market interest rate declines over 1 to 36 months.

TABLE 2 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS -
          THIRD QUARTER 2004 AND 2003

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilities during the third quarter of 2004 and 2003.



     Average           Average                             Taxable-Equivalent        (a) Variance
     Balance            Rate                                   Interest             Attributable to
------------------   ----------                             --------------   Vari-  ---------------
  2004      2003     2004  2003                               2004    2003    Ance    Rate    Volume
--------  --------   ----  ----                              ------  ------  ------  ------   ------
   (Thousands)           (%)                                (Thousands)              (Thousands)
                                 ASSETS
$ 18,387  $ 14,272   1.38  0.92  Interest-bearing deposits   $   64  $   33  $   31  $   17   $   14
  37,943    35,699   3.86  4.10  Investments - taxable          369     369      -      (22)      22
   5,406     6,917   9.17  8.83  Investments - non-taxable      125     154     (29)      6      (35)
   5,120     8,894   1.47  0.94  Federal funds sold              19      21      (2)     12      (14)
  33,636       -     5.10    -   Loans held for sale            432      -      432      -       432
 453,688   357,432   5.74  5.67  Loans (c)                    6,562   5,106   1,456      64    1,392
--------  --------                                           ------  ------
 554,180   423,214   5.42  5.33  Total int-earning assets     7,571   5,683   1,888      99    1,789
  26,215    23,823   ----  ----  Non-earning assets          ------  ------  ------  ------   ------
--------  --------
$580,395  $447,037               Total assets
========  ========
                                 LIABILITIES AND EQUITY
                                 Deposits
$ 81,235  $ 76,323   0.36  0.40  NOW accounts                    74      76      (2)     (6)       4
  19,506    16,018   0.49  0.47  Savings accounts                24      19       5       1        4
  78,112    64,624   1.06  1.14  Money market accounts          209     186      23     (13)      36
  68,974    64,923   2.74  2.88  CD's, $100M or more            476     472       4     (24)      28
  54,075       -     2.96    -   CD's, $100M - broker           403      -      403      -       403
  77,123    78,462   2.63  2.77  Other time deposits            512     547     (35)    (26)      (9)
--------  --------                                           ------  ------
                                 Total interest-
 379,025   300,350   1.78  1.72  bearing deposits             1,698   1,300     398      46      352
  20,981    20,488   4.88  5.02  FHLB advances                  258     259      (1)     (7)       6
  51,576    19,858   1.60  1.44  Other borrowings               208      72     136       8      128
   7,217       -     3.63    -   Trust preferred debt            66      -       66      -        66
--------  --------                                           ------  ------
                                 Total interest-
 458,799   340,696   1.93  1.90  bearing liabilities          2,230   1,631     599      25      574
                     ----  ----                              ------  ------  ------  ------   ------
  79,337    68,245               Non-int bearing deposits
   3,887     2,122               Other liabilities
  38,372    35,974               Stockholders' equity
--------  --------
$580,395  $447,037               Liabilities and  equity
========  ========
                     3.49  3.43  Interest rate spread
                     ====  ====
                                 Net interest income         $5,341  $4,052  $1,289  $   74   $1,215
                                                             ======  ======  ======  ======   ======
                     3.82  3.80  Net interest margin
                     ====  ====

$ 95,381  $ 82,518               Net earning assets
========  ========
                                 Average deposits and
$458,362  $368,595   1.47  1.40  average cost of deposits
========  ========   ====  ====
   99%       97%                 Average loan to deposit ratio

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

TABLE 3 - AVERAGE BALANCE SHEET AND RATE/VOLUME ANALYSIS -
          FIRST NINE MONTHS, 2004 AND 2003

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilities during the first nine months of 2004 and 2003.



     Average           Average                             Taxable-Equivalent        (a) Variance
     Balance            Rate                                   Interest             Attributable to
------------------   ----------                             --------------   Vari-  ---------------
  2004      2003     2004  2003                               2004    2003    Ance    Rate    Volume
--------  --------   ----  ----                              ------  ------  ------  ------   ------
   (Thousands)           (%)                                (Thousands)              (Thousands)
                                 ASSETS
$ 14,139  $  8,741   1.11  0.99  Interest-bearing deposits   $  118  $   65  $   53   $   8   $   45
  35,267    38,102   4.01  4.53  Investments - taxable        1,061   1,292    (231)   (150)     (81)
   5,790     7,336   9.11  8.95  Investments - non-taxable      396     491     (95)      9     (104)
   7,590    10,871   1.04  1.09  Federal funds sold              59      89     (30)     (5)     (25)
  25,631       -     5.12    -   Loans held for sale            986       -     986      -       986
 427,687   348,587   5.60  5.87  Loans (c)                   17,982  15,301   2,681    (701)   3,382
--------   -------                                           ------  ------
 516,104   413,637   5.32  5.57  Total int.-earning assets   20,602  17,238   3,364    (789)   4,153
  25,065    21,529   ----  ----  Non-earning assets          ------  ------  ------  ------   ------
--------  --------
$541,169  $435,166               Total assets
========  ========
                                 LIABILITIES AND EQUITY
                                 Deposits
$ 84,571  $ 73,437   0.35  0.37  NOW accounts                   225     202      23      (7)      30
  18,718    15,312   0.50  0.65  Savings accounts                70      75      (5)    (18)      13
  74,328    65,735   0.99  1.21  Money market accounts          553     594     (41)   (107)      66
  70,113    62,013   2.75  3.10  CD's, $100M or more          1,445   1,437       8    (164)     172
  33,209       -     2.86     -  CD's, $100M - non local        712       -     712      -       712
  77,351    79,569   2.58  2.99  Other time  deposits         1,496   1,780    (284)   (248)     (36)
--------  --------                                           ------  ------
                                 Total interest-
 358,290   296,066   1.67  1.85  bearing deposits             4,501   4,088     413    (384)     797
  20,817    20,543   4.91  5.00  FHLB advances                  768     769      (1)    (14)      13
  39,599    17,314   1.48  1.46  Other borrowings               441     191     250       2      248
   6,598       -     3.96    -   Trust preferred debt           196      -      196      -       196
--------  --------                                           ------  ------
                                 Total interest-
 425,304   333,923   1.85  2.02  bearing liabilities          5,906   5,048     858    (429)   1,287
--------  --------   ----  ----                              ------  ------  ------  ------   ------
  75,387    63,599               Non-int bearing deposits
   2,803     2,141               Other liabilities
  37,675    35,503               Stockholders' equity
--------  --------
$541,169  $435,166               Liabilities and equity
========  ========
                     3.47  3.55  Interest rate spread
                     ====  ====
                                 Net interest income        $14,696 $12,190 $ 2,506  $ (360) $ 2,866
                                                            ======= ======= =======  ======  =======
                     3.79  3.94  Net interest margin
                     ====  ====
$ 90,800  $ 79,714               Net earning assets
========  ========
                                 Average deposits and
$433,677  $359,665   1.38  1.52  average cost of deposits
========  ========   ====  ====
   99%       97%                 Average loan to deposit ratio

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

TABLE 4 - OFF-BALANCE SHEET ARRANGEMENTS

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business. At September 30, 2004, the Company had unfunded commitments to extend credit of $123 million and outstanding stand-by letters of credit of $7 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

The following table includes a breakdown of short-term and long-term payments due under long-term contracts:

                                            PAYMENTS DUE BY PERIOD
($ in thousands)                  ---------------------------------------------
                                  TOTAL    LESS THAN    1-3     3-5   MORE THAN
CONTRACTUAL OBLIGATIONS                     1 YEAR     YEARS   YEARS   5 YEARS
-------------------------------------------------------------------------------
FHLB long-term debt              $20,937  $   361  $ 15,693  $  1,471  $  3,412
Subordinated debt                 10,310      -         -         -      10,310
Operating leases  - buildings      5,065      567     1,453     1,465     1,580
Information technology contracts     348      304        44       -         -
-------------------------------------------------------------------------------
      Total                      $36,660  $ 1,232  $ 17,190  $  2,936  $ 15,302
-------------------------------------------------------------------------------

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

PART II -    OTHER INFORMATION

Item 1.      Legal proceedings.  None

Item 2.      Unregistered sales of equity securities and use of proceeds  None

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

                                             The Savannah Bancorp, Inc.
                                          --------------------------------
                                                    (Registrant)


Date    11/9/04                               /s/ G. Mike Odom, Jr.
       ---------                          --------------------------------
                                                  G. Mike Odom, Jr.
                                              Chief Executive Officer


Date    11/9/04                              /s/_John C. Helmken II
       ---------                          --------------------------------
                                                 John C. Helmken II
                                                     President


Date    11/9/04                              /s/_Robert B. Briscoe
       ---------                          --------------------------------
                                                 Robert B. Briscoe
                                              Chief Financial Officer