Form 10-K
period 2004-12-31
SAVANNAH BANCORP INC
filed 2005-03-30
CIK 860519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2004

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

                                  912-629-6486
           ------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

               Securities registered pursuant to Section 12(b)
                               of the Exchange Act

           Common, $1.00 Par Value        Nasdaq National Market
           ------------------------      ------------------------

               Securities registered pursuant to Section 12(g)
                            of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No _X_

The aggregate market value of the voting and non-voting common equity at June 30, 2004 held by non-affiliates, based on the price of the last trade of $22.60 per share times 3,117,735 non-affiliated shares, was $70,461,000.

The Registrant's number of shares outstanding at February 28, 2005 was 4,153,320.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 28, 2005, the registrant had outstanding 4,153,320 shares of common stock.

Portions of the 2004 Annual Report to Shareholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated March 22, 2005 are incorporated in Part III of this report.

               REGISTRANT'S DOCUMENTS INCORPORATED BY REFERENCE

                                                PART NUMBER AND ITEM
DOCUMENT INCORPORATED                           NUMBER OF FORM 10-K INTO
BY REFERENCE                                    WHICH INCORPORATED
---------------------------                     ------------------------
Page F-24                                       Part II, Item 5, Market
of Registrant's 2004 Annual                     for Registrant's Common
Report to Shareholders                          Equity and Related Shareholder
                                                Matters

Pages F-22 through F-35 of                      Part II, Item 6,
Registrant's 2004 Annual                        Selected
Report to Shareholders                          Financial Data

Pages F-22 through F-35                         Part II, Item 7,
of Registrant's                                 Management's Discussion
2004 Annual Report to                           and Analysis of Financial
Shareholders                                    Condition and Results of
                                                Operations

Pages F-30 and F-33 of                          Part II, Item 7A, Quantitative
Registrant's 2004 Annual                        and Qualitative Disclosures
Report to Shareholders                          About Market Risk

Pages F-1 through F-21                          Part II, Item 8,
of Registrant's 2004                            Financial Statements and
Annual Report to Shareholders                   Supplementary Data

Pages 4 through 8, and page 18                  Part III, Item 10,
of Registrant's Proxy                           Directors and Executive
Statement in connection with                    Officers of the Registrant
its Annual Shareholders' Meeting
to be held April 21, 2005 ("2005 Proxy Statement")

Pages 18 and 19                                 Part III, Item 11,
of Registrant's 2005 Proxy Statement            Executive Compensation

Pages 4 through 8, and page 21                  Part III, Item 12,
of Registrant's 2005 Proxy Statement            Security Ownership of
                                                Certain Beneficial Owners,
                                                Management and Related
                                                Shareholder Matters

Page 21 of Registrant's 2005 Proxy              Part III, Item 13,
Statement                                       Certain Relationships
                                                and Related Transactions

Page 21 of Registrant's 2005 Proxy              Part III, Item 14, Principal
Statement                                       Accountant Fees and Services

Pages F-3 through F-21                          Part IV, Item 15,
of Registrant's 2004                            Exhibits and Financial
Annual Report to Shareholders                   Statement Schedules

THE SAVANNAH BANCORP, INC.
2004 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I                                                              PAGE

Item 1.  Business                                                      5

Item 2.  Properties                                                   19

Item 3.  Legal Proceedings                                            20

Item 4.  Submission of Matters to a Vote of Security Holders          20

PART II

Item 5.  Market for Registrant's Common Equity
         and Related Shareholder Matters                              20

Item 6.  Selected Financial Data                                      20

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations             20

Item 7A. Quantitative and Qualitative Disclosures about Market Risk   20

Item 8.  Financial Statements and Supplementary Data                  20

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                       20

Item 9A. Controls and Procedures                                      21

Item 9B. Other Information                                            21

PART III

Item 10. Directors and Executive Officers of the Registrant           21

Item 11. Executive Compensation                                       21

Item 12. Security Ownership of Certain Beneficial
         Owners and Management and Related
         Shareholder Matters                                          21

Item 13. Certain Relationships and Related Transactions               21

Item 14. Principal Accountant Fees and Services                       21

PART IV

Item 15. Exhibits and Financial Statement Schedules                   22

         Signature page                                               24

PART I

THE SAVANNAH BANCORP, INC. (THE COMPANY) MAY, FROM TIME TO TIME, MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS THERETO), IN ITS REPORTS TO SHAREHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

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

ITEM 1.  BUSINESS

(A)   GENERAL DEVELOPMENT OF BUSINESS

General

The Savannah Bancorp, Inc. (the "Company") was incorporated as a Georgia business corporation on October 5, 1989, for the purpose of becoming a bank holding company. The Company became a bank holding company within the meaning of the Federal Bank Holding Company Act (the "Act") and the Georgia Bank Holding Company Act (the "Georgia Act") upon the acquisition of 100 percent of the common stock of The Savannah Bank, National Association, Savannah, Georgia (the "Savannah Bank") on August 22, 1990.

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

The Savannah Bank, N.A. and Bryan Bank & Trust (the "Subsidiary Banks") currently are the only operating subsidiaries of the Company. The Savannah Bank received its charter from the Office of the Comptroller of the Currency ("OCC") to commence business and opened for business on August 22, 1990. Bryan Bank & Trust received its charter from the Georgia Department of Banking and Finance (the "GDBF") in December 1989. The deposits at the Subsidiary Banks are insured by the Federal Deposit Insurance Corporation (the "FDIC").

In October 2003, The Savannah Bank opened a mortgage loan production office on Hilton Head Island, South Carolina. This office is approximately 30 miles from downtown Savannah. This mortgage banking expansion includes the hiring of key managers, lenders and support personnel from other financial institutions in the market, some of whom have been impacted by regional bank acquisitions in the market. In the aggregate, the lenders who have been hired have substantial relationships with key customers and mortgage banking referral sources in the Hilton Head market.

As of December 31, 2004, The Savannah Bank had five full service offices, one loan production office, total assets of $468 million, total loans of $377 million, total deposits of $380 million, total shareholders' equity of $34.8 million and $4.0 million in 2004 net income. As of December 31, 2004, Bryan Bank had one full service office, total assets of $147 million, total loans of $123 million, total deposits of $129 million, total shareholders' equity of $11.9 million and net income of $2.2 million for the year then ended.

(B)   INFORMATION ABOUT INDUSTRY SEGMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise which engages in business activities that generate revenues and incurs expenses, whose operating results are reviewed by the chief operating decision makers in the determination of resource allocation and performance, and for which discrete financial information is available. The Company presently operates as two commercial banks offering traditional banking services. Certain departmental revenues and asset and liability volumes are considered by executive management for performance and resource allocation purposes. The Company does not currently report financial results by business segment. The Company tests all business segments on a quarterly basis to determine whether any individual segment represents more than 10% of total assets of the Company or contributes more than 10% to the revenue or net income of the Company.

(C)   NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

The Company is authorized to engage in any corporate activity permitted by law, subject to applicable Federal regulatory restrictions on the activities of bank holding companies. The Company was formed for the purpose of becoming a holding company to own 100 percent of the stock of the Subsidiary Banks. The holding company structure provides the Company with greater flexibility than a bank would otherwise have to expand and diversify its business activities through newly formed subsidiaries or through acquisitions. The Company has no present plans to engage actively in any nonbanking business activities.

BANKING SERVICES

The Subsidiary Banks have approximately 160 full-time and 20 part-time employees and offer a full range of deposit services, including checking accounts, savings accounts and various time deposits ranging from daily money market accounts to long-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive with those offered in the area. In addition, retirement accounts such as IRA (Individual Retirement Account) and SEP (Simplified Employee Pension) accounts are offered. The FDIC insures all deposit accounts up to the maximum amount (currently $100,000 per account). The Subsidiary Banks solicit these accounts from individuals, businesses, foundations, organizations, and governmental authorities.

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

The Subsidiary Banks' lending policies provide each lending officer with written guidance for lending activities as approved by the Banks' Boards of Directors. Real estate loan-to-value guidelines generally conform to regulatory loan-to-value limits. Additionally, the existence of a reliable source of repayment/cash flow is usually required before making any loan, regardless of the security. Appraisals are obtained as required. Lending officers or contract inspectors make on-site inspections on construction loans. Lending authority is delegated to each lending officer by the Credit Committee of each Subsidiary Banks' Board of Directors. Loans in excess of the individual officer limits must be approved by a senior officer with sufficient approval authority delegated by these committees. Loans to borrowers whose aggregate exposure exceeds $1,000,000 at Savannah Bank and $500,000 at Bryan Bank require the approval of the Bank's Credit Committee.

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

The 2004 expansion of activities in the mortgage banking area include the expertise to process, underwrite, close, warehouse, sell and service mortgage loans originated and sold into the secondary market or held in the Subsidiary Banks' portfolios. Increased fee income at origination and servicing fee income over the life of the loan, offset by additional costs associated with the expanded services, provide an excellent long-term opportunity for increased net earnings. Variations in mortgage origination volume, initial valuation of mortgage servicing assets (MSAs) and the ongoing valuation of MSAs for impairment result in the potential for both positive and negative earnings volatility.

CREDIT RISK MANAGEMENT AND ALLOWANCE FOR LOAN LOSSES

The Subsidiary Banks have a multi-faceted program designed to control and continually monitor the credit risks inherent in the loan portfolios. This begins with a structured loan approval process in which the Board of Directors delegates authority for various types and amounts of loans to loan officers on a basis commensurate with seniority and lending experience. The Subsidiary Banks use an asset classification system which is consistent with the regulatory classification system. This system applies to all assets of an insured institution and requires each institution to periodically classify its assets.

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

Account officers are charged with the responsibility of monitoring changes in loan quality within his or her loan portfolio and reporting changes directly to loan review and senior management. The internal credit administration function monitors loans on a continuing basis for both documentation and credit related exceptions. Additionally, the Subsidiary Banks have contracted with an external loan review service which performs a review of the Subsidiary Banks' loans to determine that the appropriate risk grade has been assigned to each borrowing relationship and to evaluate other credit quality, documentation and compliance factors. Delinquencies are monitored on all loans as a basis for potential credit quality deterioration. Loans that are delinquent 90 days (four payments) or longer generally are placed on nonaccrual status unless the collectibility of principal and accrued interest is assured beyond a reasonable doubt. In certain cases, loans less than 90 days (four payments) delinquent are placed on nonaccrual status when uncertainty exists as to the loan's collectibility. Real estate acquired through foreclosure is classified as substandard unless there is sufficient evidence to indicate such classification is not warranted.

The allowance for credit losses is evaluated as described in the MD&A section of the 2004 Annual Report on pages F-26 and 27.

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

The Subsidiary Banks offer cash management services, Internet banking and bill payment, a non-cash deposit courier service, safe deposit boxes, travelers checks, direct deposit of payroll, U.S. Savings bonds, official bank checks and money orders and automatic drafts for various accounts. The Subsidiary Banks have seven automated teller machines in the area and are members of the STAR networks of automated teller machines. The Subsidiary Banks issue ATM and debit cards. They also offer VISA and MasterCard credit cards, which have a pre-authorized credit limit for personal purchases and expenses, as an agent for a correspondent bank.

LOCATION AND SERVICE AREA

The Subsidiary Bank's primary service areas include the city of Savannah, Chatham County, the city of Richmond Hill, (which is 20 miles southwest of downtown Savannah), Bryan County in Georgia and Hilton Head Island, the town of Bluffton and Beaufort County in South Carolina. Its secondary service area is Effingham and Liberty Counties, Georgia and Jasper County, South Carolina. The Subsidiary Banks' target customers are individuals and small to medium sized businesses, including wholesale, retail and professional service businesses in the community. The Subsidiary Banks also target individuals who meet certain net worth and income requirements as potential customers for private banking services.

The Savannah Bank's main office, known as the Johnson Square Office, opened in August 1990 and is located in the primary financial district in downtown Savannah, where most of the commercial banks in the primary service area have their main Savannah offices. In recent years, regional banks with headquarters outside of the state of Georgia have acquired several of the banks in the primary service area. The Savannah Bank emphasizes that it is based in Savannah and that its directors and officers are committed to the economic development of the Savannah area.

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

In November 1995, Savannah Bank opened its third office, the West Chatham Office, at 100 Chatham Parkway. West Chatham is a full service office located six miles west of the main office in a significant commercial and industrial growth area of Chatham County.

In October 1997, the fourth office at 4741 Highway 80 East on Whitemarsh Island, six miles east of the main office, opened for business. Deposits, mortgage loans and consumer loans are the primary opportunities for this location which serves a large concentration of higher net worth individuals.

In October 1998, Savannah Bank opened its fifth location in the Medical Arts Shopping Center. This office is strategically located near two major hospitals and numerous medical, dental and professional practices. This location is approximately four miles southeast of the main office.

In May 2002, the Company opened an operations center occupying 5,000 square feet of office space at 450 Mall Boulevard, adjacent to Savannah Bank's existing branch office at 400 Mall Boulevard. The imaged item processing, statement rendering, information technology, deposit operations and branch operations support functions are located at this center. These functions work closely together and their relocation from different offices to one location provides an environment and opportunity for significant service enhancements, efficiencies and synergies.

In October 2003, Savannah Bank opened a mortgage loan production office on Hilton Head Island, SC which operates as Harbourside Mortgage Company, a division of The Savannah Bank, N.A. This office is located at 23C Shelter Cove Lane in a commercial and retail area of the island. Management anticipates that Harbourside will move into larger permanent space near its present location in the fourth quarter 2005.

The Subsidiary Banks' business plans rely principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and shareholders to attract business and to acquaint potential customers with the Subsidiary Banks' personalized services. Both Subsidiary Banks emphasize a high degree of personalized customer service. Advertising and marketing emphasize the advantages of dealing with an independent, locally-owned, relationship-oriented bank to meet the particular needs of individuals, professionals and small to medium-size businesses in the community.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The objective of asset-liability management is to provide adequate funding for asset growth at the lowest cost within the interest rate risk parameters approved by the Board. Assets of the Subsidiary Banks consist primarily of loans and marketable securities. In an effort to maintain adequate liquidity and minimize declines in the net interest margin, the maturity and rate sensitivity of the loan and investment portfolios is compared to the maturity and rate sensitivity of the liabilities used to fund these assets. Various short-term and long-term strategies and actions to meet short-term and long-term objectives are considered by the company's Executive Management Asset-Liability Committee ("ALCO Committee"). Actions and strategies are recommended by the ALCO Committee to the subsidiary bank board committees responsible for oversight of the asset-liability management of each bank.

Quantitative disclosures regarding liquidity management are included on pages F-30 to F-33 of the Company's 2004 Annual Report to Shareholders (2004 Annual Report).

Both banks have historically funded loan growth primarily with local deposits. However, higher loan volumes in 2004, partially generated by the new Harbourside loan production office created the need to issue time deposits outside the local markets through brokers to fund some of the loan growth.

In the first quarter of 2004, Savannah Bank began purchasing time deposits through brokers. The bank's asset size (over $300 million), well-capitalized status and favorable industry rankings allow it to meet the minimum credit quality standards for virtually all investors in brokered time deposits. This position allows the bank to obtain brokered time deposit funding at the lower end of the interest cost range for the various maturities. Approximately $85 million of brokered time deposits were acquired in 2004 by Savannah Bank.

Quarterly loan growth and funding projections for each bank are reviewed and approved by the ALCO Committee and reported to the appropriate bank board committees. Unexpected changes in market rates, competition, personnel and customer responses to these changes may cause significant variances in volumes and rates. Actual variances from quarterly plans are monitored by executive management and reported quarterly or more frequently, when necessary, to the bank board committees.

INTEREST RATE RISK

Interest rate risk is a measure of exposure to changes in net interest income and the theoretical market value of portfolio equity due to changes in market interest rates. The differential between interest rate sensitive assets and interest rate sensitive liabilities over a specified period of time (known as "gap") represents a measure of sensitivity of net interest income to changes in interest rates. A positive gap indicates an excess of rate sensitive assets over rate sensitive liabilities, while a negative gap indicates an excess of rate sensitive liabilities over rate sensitive assets. Quantitative discussion of the Company's interest rate risk is included on pages F-30 to F-34 in the 2004 Annual Report.

The Subsidiary Banks operate within parameters established by an interest rate risk policy with oversight by the ALCO Committee, which makes quarterly reports and recommendations to the Subsidiary Banks' board level committees. The policy outlines limits on interest rate risk in terms of projected changes in net interest income and the net market values of assets and liabilities resulting from changes in the interest rate environment. These measurements are made through cash flow and repricing analyses which project the impact of changes in interest rates on the Subsidiary Banks' net interest income. The policy also outlines responsibility for monitoring interest rate risk and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Company's interest rate risk objectives.

The Company has no investment risk in off-balance sheet derivative investments.

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

Savannah Bank is subject to extensive supervision and regulation by the OCC, and Bryan Bank is subject to extensive supervision by the GBDF and the FDIC. The regulators are responsible for overseeing the affairs of all banks and periodically examining banks to determine their compliance with laws and regulations. Banks must make quarterly reports of their financial condition and results of operations to the FDIC. The FDIC reviews information for accuracy, consistency and reasonableness. Quarterly financial information is made available to regulators and the public approximately 45 days after each quarter-end. Regulators use this data for quarterly offsite monitoring of the financial condition of banks. Quarterly holding company reports are filed with the Federal Reserve Bank of Atlanta (FRB) within 45 days of each quarter-end. This financial information is reviewed by the FRB for accuracy, consistency and reasonableness and is also made available to holding company database providers within 75 days of the end of each quarter. Bank analysts, regulators and consultants regularly use this information in analyzing historical and expected performance of banks and bank holding companies.

In addition, the regulators have authority to issue cease and desist orders against banks and bank holding companies which are about to engage, are engaging or have engaged in unsafe or unsound practices in the conduct of their business. The regulators can order affirmative action to correct any harm resulting from a violation or practice, including, but not limited to, making restitution and providing reimbursement or guarantees against loss in certain cases. Regulators also administer several federal statutes, such as the Community Reinvestment Act and the Depository Institution Management Interlocks Act, which apply to banks. The Subsidiary Banks are subject to special examination by the FDIC and to certain FDIC regulations.

Regulators have adopted risk-based capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopts FDIC insurance assessment rates based on certain risk-based and equity capital ratios. The table in Note 12 to the Consolidated Financial Statements in the 2004 Annual Report shows the capital ratios for the Company and the regulatory minimum capital ratios at December 31, 2004. The capital ratios of the Company and each Subsidiary Bank exceeded the ratios required to be considered "well-capitalized" by the FDIC.

A national banking association is insured by the FDIC and must be a member of the Federal Reserve System. Therefore, the Subsidiary Banks are subject to applicable provisions of the Federal Reserve Act which restrict the ability of any national bank to extend credit to its parent holding company. Additionally, a national banking association cannot extend credit to any affiliate (including its parent and non-bank subsidiaries of its parent) to purchase the assets thereof, issue a guarantee, acceptance or letter of credit (including an endorsement or standby letter of credit) on banking of its affiliates, invest in the stock or securities thereof or, under certain circumstances, take such stock or securities as collateral for loans to any borrower.

Shareholders of banks (including bank holding companies which own stock in banks, such as the Company) may be compelled by bank regulatory authorities to invest additional capital in the event their bank's capital becomes impaired by losses or otherwise. Failure to pay such an assessment could cause a forced sale of the holder's bank stock. In addition, the Company may also be required to provide additional capital to any additional banks that it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

The earnings of the Subsidiary Banks and, consequently, of the Company, are affected significantly by the policies of the Federal Reserve Board, which regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market operations in United States Government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits.. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

The Company, as a bank holding company, is required to register as such with the Federal Reserve Board and the Georgia Department of Banking and Finance. It is required to file with both of these agencies quarterly and annual reports and other information regarding its business operation and those of its subsidiaries. It is also subject to examination by these two agencies and will be required to obtain their approval before acquiring, directly or indirectly, ownership or control of any voting shares of a bank or bank subsidiary of a bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting stock of such bank or banking subsidiary of a bank holding company. Furthermore, a bank holding company is prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or bank holding company, with limited exceptions. It must engage only in the business of banking, managing or controlling banks or furnishing services to or performing services for its subsidiary banks. During 1996, the Federal Reserve Board enacted regulations that are slightly less restrictive regarding the types of businesses which bank holding companies may own.

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

Affiliation Authority - The Act amended section 4 of the Bank Holding Company Act ("BHCA") to provide a new framework for engaging in new financial activities. Those bank holding companies ("BHCs") that qualify to engage in the new financial activities are designated as FHCs. New provisions of the BHCA permit BHCs that qualify as FHCs to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. FHCs are also permitted to engage in activities that are "complementary" to financial activities if the Board of Governors of the Federal Reserve Bank ("FRB Board") determines that the activity does not pose a substantial risk to the safety or soundness of the institution or the financial system in general.

The FRB Board may act by either regulation or order in determining what activities are financial in nature, incidental to financial in nature, or complementary. In doing so, the FRB Board must notify the Treasury of requests to engage in new financial activities and may not determine that an activity is financial or incidental to a financial activity if Treasury objects. Furthermore, Treasury may propose that the Board find a particular activity financial in nature or incidental to a financial activity. The Act establishes a similar procedure with regard to the Treasury's (acting through the OCC) determination of financial activities and activities that are incidental to financial activities for subsidiaries of national banks. Congress intends for the Federal Reserve and Treasury to establish a consultative process that will negate the need for either agency to veto a proposal of the other agency.

Federal Home Loan Bank Reform - The Act reformed the Federal Home Loan Bank System, including expanding the collateral that a community bank can pledge against FHLB System advances, thus giving smaller banks access to a substantial new liquidity source. FHLB members can also pledge small business and agricultural loans (or securities representing a whole interest in such loans) as collateral for advances.

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

Both Subsidiary Banks are members of the Federal Home Loan Bank ("FHLB") System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs maintain central credit facilities primarily for member institutions. The Subsidiary Banks, as a member of the FHLB of Atlanta, are required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1 percent of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 4.5 percent of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500,000. Additionally, the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $100,000 over the required minimum. The Subsidiary Banks are in compliance with this requirement at December 31, 2004.

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

Information-Sharing Between the Government and Financial Institutions and Among Financial Institutions (U.S. PATRIOT ACT) - This federal legislation and the resultant bank regulations require a financial institution to expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities listed in a database maintained by the Financial Crimes Enforcement Network (FinCEN). The records search must cover current accounts, accounts opened in the prior twelve months, and transactions conducted in the prior six months. Its purpose is to identify funds or transactions with individuals associated with terrorist activities. Substantial penalties and /or criminal prosecution may result from non-compliance.

RULES ADOPTED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION ("SEC" OR "COMMISSION")

Certification of Disclosure in Companies' Quarterly and Annual Reports - As directed by Section 302(a) of the Sarbanes-Oxley Act of 2002, the SEC adopted rules to require an issuer's principal executive and financial officers each to certify the financial and other information contained in the issuer's quarterly and annual reports. The rules also require these officers to certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the issuer's internal controls; they have made certain disclosures to the issuer's auditors and the audit committee of the board of directors about the issuer's internal controls; and they have included information in the issuer's quarterly and annual reports about their evaluation and whether there have been significant changes in the issuer's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. In addition, the SEC has adopted rules which require issuers to maintain and regularly evaluate the effectiveness of disclosure controls and procedures designed to ensure that the information required in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis. The effective date of this requirement was August 29, 2002. The Company has implemented procedures and reporting tools to meet the requirements of the SEC certification rules.

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

Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (Sarbox) specifically require public companies to establish, implement and evaluate their internal controls for purposes of financial statement reporting (i.e. `disclosure controls') and operational integrity. In establishing rules to implement both sections 302 and 404, the Securities and Exchange Commission (SEC) makes reference to existing auditing standards issued by the American Institute of Certified Public Accountants (AICPA) regarding auditing and internal controls.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules on June 6, 2003 requiring companies subject to the reporting requirements of the Securities Exchange Act of 1934 to include in their annual reports a report of management on the company's internal control over financial reporting. The internal control report must include: a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the company; management's assessment of the effectiveness of the company's internal control over financial reporting as of the end of the company's most recent fiscal year; a statement identifying the framework used by management to evaluate the effectiveness of the company's internal control over financial reporting; and a statement that the registered public accounting firm that audited the company's financial statements included in the annual report has issued an attestation report on management's assessment of the company's internal control over financial reporting. Under the new rules, a company is required to file the registered public accounting firm's attestation report as part of the annual report. The SEC also added a requirement that management evaluate and disclose any change in the company's internal control over financial reporting that occurred during a fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


Required implementation dates of Sarbox 404 have changed since the original rule was issued. The Company met the definition of a non-accelerated filer as of June 30, 2004. Under current rules and conditions the Company will be required to comply with Sarbox 404 as of December 31, 2005 and subsequent periods.

Companies must comply with the code of ethics disclosure requirements promulgated under Section 406 of the Sarbanes-Oxley Act in their annual reports for fiscal years ending on or after July 15, 2003. They also must comply with the requirements regarding disclosure of amendments to, and waivers from, their ethics codes on or after the date on which they file their first annual report in which the code of ethics disclosure is required. Companies similarly must comply with the audit committee financial expert disclosure requirements promulgated under Section 407 of the Sarbanes-Oxley Act in their annual reports for fiscal years ending on or after July 15, 2003. Mr. Charles Izlar, was elected to the Company's Board of Directors at the 2004 Annual Shareholder's Meeting. Mr. Izlar was elected by the Board of Directors to serve on the Audit Committee and designated as the "financial expert". Mr. Izlar is independent of management.

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

COMPETITION

The banking business is highly competitive. Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Subsidiary Banks compete with other commercial and savings banks in their primary service areas. The Subsidiary Banks also compete with credit unions, consumer finance companies, insurance companies, money market mutual funds, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restriction imposed upon the Subsidiary Banks. Many of these competitors have substantially greater resources and lending limits than the Subsidiary Banks and offer certain services, such as international banking services, that the Subsidiary Banks do not provide currently.

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

The Subsidiary Banks generally benefit from regional bank mergers in the local market and experience the most competition from new local community bank entrants into the market area. New banking offices, representing eight banks have opened in the Savannah market since January 1, 2002. Other banks have indicated interest in the coastal Georgia and South Carolina markets. These new entrants have and will continue to increase the competition for existing and new business.

Deposit growth is a substantial challenge facing the banking industry and the Subsidiary Banks. It is likely that deposit growth in competitive markets will require higher deposit interest rates. Higher costs of funds without corresponding higher rates on earning assets will have a long-term negative impact on net interest income. Higher market share growth in lower cost core deposits, higher revenue growth from fee based services and lower overhead growth rates are the key items required to accomplish the Company's earnings growth objectives.

               SELECTED STATISTICAL INFORMATION OF THE COMPANY

TABLE 1 - INVESTMENTS - WEIGHTED AVERAGE YIELDS BY MATURITY

The following table sets forth the amortized cost, fair value and tax-equivalent yields by investment type and maturity category at December 31, 2004:

                                                             Taxable
                                      Amortized    Fair     Equivalent
                                        Cost       Value     Yield (a)
                                       -------    -------    -------
                                            (Thousands)        (%)
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury, other U.S. Government
  Agencies and mortgage-backed:
     Within one year                   $ 7,650    $ 7,708       4.97
     One year to five years             24,537     24,600       3.84
     Five years to ten years               500        486       3.13
     Over ten years                          0          0       0.00
                                       -------    -------    -------
          Total                         32,687     32,794       4.09
                                       -------    -------    -------

Other interest-earning investments:
     Within one year                       625        635       7.39
     One year to five years              3,598      3,738       6.29
     Five years to ten years               504        514       7.04
     Over ten years                      3,782      3,824       4.62
                                       -------    -------    -------
          Total                          8,509      8,711       5.68
                                       -------    -------    -------

Total securities available-for-sale    $41,196    $41,505       4.44
                                       =======    =======    =======

(a) the yield is calculated on the amortized cost of the securities.

LOANS

The following tables set forth certain information regarding the loan portfolio as of December 31, 2004 on a consolidated basis.

TABLE 2 - LOAN REPRICING OPPORTUNITIES

The following table sets forth certain loan maturity and repricing information as of December 31, 2004. Loan renewals generally reprice relative to the prime rate in effect at the time of the renewal. Management expects that certain real estate mortgage loans which have maturities of one to three years with longer amortization periods will renew at maturity.

                                                After
   ($ in thousands)                  One       One year      Over
                                     year      Through       Five
  Loan Category                     or less   Five years    Years       Total
  ----------------------------     --------    --------    --------    --------
  Real estate-construction and
    development                    $ 86,362    $  5,777    $  4,915    $ 97,054
  Commercial                         26,557       9,697         323      36,577
                                   --------    --------    --------    --------
         Total                     $112,919    $ 15,474    $  5,238    $133,631
                                   ========    ========    ========    ========

  Loans with fixed rates           $ 21,379    $ 10,604    $  5,266    $ 37,249
  Loans with floating and
    adjustable rates                 91,424       4,958           0      96,382
                                   --------    --------    --------    --------
         Total                     $112,803    $ 15,562    $  5,266    $133,631
                                   ========    ========    ========    ========

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

At December 31, 2004 and 2004, nonperforming loans were $538,000 and $598,000, respectively. Interest income of $7,000 was recognized from nonaccrual loans in 2004 and 2003. At December 31, 2004, the Subsidiary Banks had $205,000 nonaccrual loans and had $333,000 in loans past due over 90 days.

Except for consumer loans, the Company's policy is to place loans on nonaccrual status when, in management's judgment, the collection of principal and interest appears doubtful. Interest receivable accrued in prior years and subsequently determined to have doubtful collectibility is charged to the allowance for possible loan losses. Interest on loans that are placed on nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

LOAN CONCENTRATIONS

Most of the Company's business activity is with customers located within the Chatham, Bryan and Beaufort County area. As of December 31, 2004, the Company had a concentration of credit risk aggregating $447 million on loans secured by real estate in these areas. The Company has no loans that are considered to be highly leveraged transactions or foreign credits.

TABLE 3 - ALLOWANCE FOR CREDIT LOAN LOSSES

Changes in the allowance for credit losses from 2000 through 2004 are summarized as follows:


        ($ in thousands)                  2004    2003    2002    2001    2000
                                         ------  ------  ------  ------  ------
 Balance at the beginning of the year    $5,067  $4,373  $3,826  $3,369  $2,794
 Charge-offs - Commercial                  (143)   (161)    (67)     (5)    (33)
 Charge-offs - Consumer                    (112)   (112)   (191)   (167)   (168)
 Charge-offs - Real estate                  -      (122)    (35)    (98)    (63)
                                         ------  ------  ------  ------  ------
 Charge-offs - Total                       (255)   (395)   (293)   (270)   (264)
                                         ------  ------  ------  ------  ------
 Recoveries - Commercial                     26       7      11      29       2
 Recoveries - Consumer                       68      70      75      76      66
 Recoveries - Real estate                    33      12       4      17       7
                                         ------  ------  ------  ------  ------
 Recoveries - Total                         127      89      90     122      94
                                         ------  ------  ------  ------  ------
 Net charge-offs                           (128)   (306)   (203)   (148)   (170)
                                         ------  ------  ------  ------  ------
 Provision for loan losses                1,450   1,000     750     605     745
                                         ------  ------  ------  ------  ------
 Balance at the end of the year          $6,389  $5,067  $4,373  $3,826  $3,369
                                         ======  ======  ======  ======  ======
 Ratio of net charge-offs to
   average loans                          0.09%   0.13%   0.09%   0.06%   0.07%
                                         ======  ======  ======  ======  ======

TABLE 4 - ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES BY LOAN TYPE The allowance for credit losses is allocated by loan category based on management's assessment of risk within the various categories of loans. Loans are segregated by category and by credit risk grade within each category. The allowance for credit losses is allocated to each category by applying reserve percentages to each category. These percentages are based upon management's assessment of risk inherent within each category and the historical and anticipated loss rates within each category. The Company's allocation of the allowance for credit losses based upon the amount deemed to be reasonably necessary to absorb potential losses within each loan category is presented in the following tables:



($ in thousands)                     % of            % of            % of            % of            % of
                                     Total           Total           Total           Total           Total
Loan Categories               2004   Loans    2003   Loans    2002   Loans    2001   Loans    2000   Loans
---------------              ------  -----   ------  -----   ------  -----   ------  -----   ------  -----
Commercial                   $  650    .13   $  600    .16   $  650    .19   $  800    .28   $  695    .28
Real estate - construction
  and development             2,750    .55    1,650    .43    1,450    .43    1,100    .39      825    .33
Real estate - mortgage        1,750    .35    1,300    .34    1,300    .39    1,100    .39    1,090    .44
Installment and consumer        400    .08      400    .10      500    .15      650    .22      550    .22
Unallocated                     859    .17    1,117    .29      473    .14      176    .06      209    .08
                             ------  -----   ------  -----   ------  -----   ------  -----   ------  -----
Total allowance for
  loan losses                $6,389   1.28   $5,067   1.31   $4,373  1.30    $3,826   1.34   $3,369   1.35
                             ======  =====   ======  =====   ======  =====   ======  =====   ======  =====

The allowance for credit losses is based on estimates and is maintained at a level considered adequate to provide for potential credit losses. The adequacy of the allowance is based on management's continuing evaluation of the loan portfolio considering current economic conditions, underlying collateral value securing loans and other factors. Actual future losses may be different from estimates due to unforeseen events. Loans, or portions thereof, which are deemed to be uncollectible, will be charged against the allowance.

Credit loss reserves are determined based upon management's review of nonperforming loans, delinquency trends, the level of classified loans and historical loss trends. Additionally, management assesses national and local economic trends and regulatory information to determine the impact of such external factors on loan loss reserve levels. Although historically, there have been minimal losses on loans secured by real estate, management has allocated additional reserves to these categories based upon the large concentration of real estate loans, larger individual loan amounts, a very competitive market for loan growth and rapidly rising property valuations in recent years in certain segments of the market which may not be sustainable.

DEPOSITS

TABLE 5 - DEPOSIT AVERAGE BALANCES AND RATES PAID

The following table summarizes average balances of the Company's deposits and the average rates paid on such deposits during 2004, 2003 and 2002.


                                   2004             2003             2002
                              --------------   --------------   --------------
($ in thousands)               Amount   Rate    Amount   Rate    Amount   Rate
                              --------  ----   --------  ----   --------  ----
Non-interest-bearing demand   $ 76,593  0.00%  $ 65,403  0.00%  $ 55,250  0.00%
Interest-bearing demand         85,824  0.36%    75,952  0.37%    59,075  0.55%
Savings deposits                18,828  0.50%    15,626  0.61%    13,404  0.96%
Money market deposits           76,478  1.15%    66,472  1.16%    54,750  1.68%
Time Deposits, $100M or more    64,278  2.76%    63,246  3.00%    61,997  3.97%
Time Deposits - Broker          48,798  2.83%       -      -         -      -
Other Time deposits             77,401  2.62%    79,059  2.91%    82,337  3.97%
                              --------  ----   --------  ----   --------  ----
       Total                  $448,470  1.44%  $365,758  1.46%  $326,813  2.17%
                              ========  ====   ========  ====   ========  ====

ITEM 2.  PROPERTIES

See Note 5 and Note 13 of Notes to Consolidated Financial Statements on page F-13 and page F-18 of the Registrant's 2004 Annual Report to Shareholders, which is specifically incorporated herein by reference.

The Savannah Bank's main office is located at 25 Bull Street, Savannah, Georgia, on the ground floor and lower level of a seven story office building located on Johnson Square in downtown Savannah. The Savannah Bank has leased approximately 4,700 square feet on the main floor and 2,000 square feet on the lower level of the building under a five-year lease expiring in June 2009. In November 1998, an additional 1,475 square feet of space on the sixth floor was added to the lease. The lease expires in June 2009. The rental costs increase by 3 percent of the gross rental amount each year during the initial five-year term and thereafter in accordance with the Consumer Price Index. The Company is also responsible for its pro rata share of utilities and janitorial services and increases in the cost of ad volorem taxes and insurance.

In 1989, Bryan Bank constructed its 8,500 square foot, two-story main office in Richmond Hill, Georgia, on land owned by Bryan Bank. The building has a walk-up ATM, a drive-up ATM and 4 drive-through lanes. All bank personnel are housed in this location.

Savannah Bank leases approximately 6,500 square feet on the first floor of a two-story building located at 400 Mall Boulevard, Savannah, Georgia. This space is used for the Savannah Bank's branch location and the Mortgage and Construction lending departments. The building is located near the corner of Mall Boulevard and Hodgson Memorial Drive, a location that is convenient to a significant concentration of commercial, service, and retail entities. The lease rate increases with the Consumer Price Index. The initial lease term was for five years and ended March 31, 1997. The Savannah Bank committed to exercise the second five-year lease option in February 2002. There are two additional five-year renewal options included in the terms. The Company is also responsible for its prorata share of increases in the cost of ad volorem taxes, insurance and maintenance of common areas. The bank renovated the space, constructed a vault, and added a five lane drive-through teller facility adjacent to the building.

During 1995, Savannah Bank entered into a five-year ground lease with seven five-year renewal options on land located at 100 Chatham Parkway. The Savannah Bank also has a right of first refusal to buy the property at appraised value should the owner ever decide to sell the property. The location is at the intersection of Chatham Parkway and U.S. Highway 80, a major commercial and industrial intersection in west Chatham County. The Savannah Bank made land improvements and constructed a 2,200 square-foot banking facility including four drive-through lanes and an ATM drive-through lane. The West Chatham Office opened for business on November 20, 1995.

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

In September 2003, The Savannah Bank entered into a lease agreement for approximately 3,500 sq. ft. of office space at 23C Shelter Cove Lane, Hilton Head Island, South Carolina. This lease is for one year with two one-year renewal options. In April 2004, The Savannah Bank entered into a lease agreement for approximately 1,500 sq. ft. of office space in Suite 200 of 23C Shelter Cove Lane, Hilton Head Island, South Carolina on a month to month basis. Harbourside Mortgage Company is located in this space.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings incidental to the business of the Company or the Subsidiary Banks.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference to sections entitled "Table 4 - Market for Registrant's Common Equity and Related Shareholder Matters" on page F-24 of the Financial Statement Section of the 2004 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated herein by reference to sections entitled "Table 1- Selected Financial Condition Highlights - Five-Year Comparison," "Table 2 - Selected Operating Highlights" and "Table 3 - Selected Quarterly Data," "Table 6 - Average Balance Sheet and Rate/Volume Analysis" and "Table 7 - Average Balance Sheet and Rate/Volume Analysis" in the Registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-22 through F-35 of the Financial Statement Section of the 2004 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference to the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-22 through F-35 of the Financial Statement Section of the 2004 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated herein by reference to the sections entitled "Liquidity and Interest Rate Sensitivity Management" and "Table 5 - Cash Flow/Maturity Gap and Repricing Data" in the Registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-30 and F-33 of the Financial Statement Section of the 2004 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)
      1. Financial Statements - See listing in Item 15
      2. Financial Statement Schedules - See Item 15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION ABOUT THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of management, including the chief executive officer, president and chief financial officer.

Based on this evaluation, the chief executive officer, president and chief financial officer have concluded that disclosure controls and procedures are effective in timely alerting them to material information relating to The Savannah Bancorp, Inc. (including its consolidated subsidiaries) required to be included in periodic SEC filings. No changes occurred during the quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Compensation and Benefits" in the Registrant's Proxy Statement dated March 22, 2005 and filed on March 25, 2005. All transactions required pursuant to the insider trading regulations were filed on either Form 4 or Form 5 of the U.S. Securities and Exchange Commission except as disclosed in the Proxy Statement on page 4. The required Code of Ethics disclosures are also incorporated by reference to the section entitled "Code of Business Conduct and Ethics" in the Registrant's Proxy Statement dated March 22, 2005.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the sections entitled "Executive Compensation and Benefits" in the Registrant's Proxy Statement dated March 22, 2005 and filed on March 25, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference to the sections entitled "Election of Directors" and "Ownership of Equity Securities" in the Registrant's Proxy Statement dated March 22, 2005 and filed on March 25, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference, the information contained in Note 4 to the Consolidated Financial Statements and under the caption "Certain Transactions" in the Registrant's Proxy Statement dated March 22, 2005 and filed on March 25, 2005.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the sections entitled "Principal Accountant Fees and Services" in the Registrant's Proxy Statement dated March 22, 2005 and filed on March 25, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial statements

Incorporated herein by reference to the financial statements, together with the applicable report of independent accountants, are included on pages F-3 through F-21 of the Financial Statement Section of the 2004 Annual Report to Shareholders. The index for the financial statements is as follows:

                                                                     Page Number

    (i)  Consolidated Financial Highlights for 2004 and 2003            1

   (ii)  Management's Responsibility for Financial Reporting           F-2

  (iii)  Report of Independent Registered Public Accounting Firm       F-3

   (ii)  Consolidated Balance Sheets
            December 31, 2004 and 2003                                 F-4

  (iii)  Consolidated Statements of Income for the Years
            Ended December 31, 2004, 2003 and 2002                     F-5

   (iv)  Consolidated Statements of Changes in Shareholders'
           Equity for the Years Ended December 31, 2004,
           2003 and 2002                                               F-6

    (v)  Consolidated Statements of Cash Flows for the Years
           Ended December 31, 2004, 2003 and 2002                      F-7

   (vi)  Notes to Consolidated Financial Statements                    F-8


2. Required financial statement schedules

Other schedules and exhibits are not required information or are inapplicable and, therefore, have been omitted.

3. The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

                                INDEX TO EXHIBITS

   Exhibit
   Number       Description
   -------      -----------
     3.1 *      Articles of Incorporation
     3.2 *      By-laws as amended
    10.1 *      Lease for Bank Site at 25 Bull Street and Assumption of Lease
    10.5 *      Form of Organizers' Stock Option Agreement
    10.6 *      Lease for Mall Boulevard Office dated February 14, 1992
    10.7 *      The  Savannah  Bancorp,  Inc.  Incentive  Stock  Option Plan
                approved by shareholders on April 18, 1995.
    10.8 *      Amendment to The Savannah Bancorp, Inc.  Incentive Stock
                Option Plan approved by shareholders on April 16, 1996.
    11          Computation of Earnings Per Share **
                ** Data required by Statement of Financial Accounting Standards
                No. 128, Earnings per Share, is provided in Note 1 to the
                consolidated financial statements in this report.
    14          Code of Corporate Ethics and Conduct
    21          Subsidiaries of Registrant
    22          Proxy Statement for Annual Meeting
    23.1        Consent of BDO Seidman, LLP, Independent Registered Public
                Accounting Firm
    31.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.3        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Items 3.1, 3.2, 10.1, 10.5, 10.7 and 10.8 were previously filed by the
Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 33-33405) filed in February 1990 and such documents are incorporated herein by reference.

Item 10.6 was filed as an exhibit with the 1992 Annual Report on Form 10-K in March 1993.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 2-22, 2005 by the undersigned, thereunto duly authorized.

THE SAVANNAH BANCORP, INC.

By:  /s/ G. MIKE ODOM, JR.                /s/ JOHN C. HELMKEN II
         G. Mike Odom, Jr.                    John C. Helmken II
         Chief Executive Officer              President
        (Principal Executive Officer)

    /s/ ROBERT B. BRISCOE
        Robert B. Briscoe
        Chief Financial Officer
       (Principal Financial and Accounting Officer)


Directors:

/s/  J. WILEY ELLIS                       /s/  JACK M. JONES
     J. Wiley Ellis                            Jack M. Jones
     Chairman of the Board

/s/  E. JAMES BURNSED                     /s/  AARON M. LEVY
     E. James Burnsed                          Aaron M. Levy
     Vice Chairman

/s/  RUSSELL W. CARPENTER                 /s/  J. CURTIS LEWIS III
     Russell W. Carpenter                      J. Curtis Lewis III

/s/  ARCHIE H. DAVIS                      /s/  M. LANE MORRISON
     Archie H. Davis                           M. Lane Morrison

/s/  ROBERT H. DEMERE, JR.                /s/  G. MIKE ODOM, JR.
     Robert H. Demere, Jr.                     G. Mike Odom, Jr.

/s/  L. CARLTON GILL                      /s/  J. TOBY ROBERTS, SR.
     L. Carlton Gill                           J. Toby Roberts, Sr.

/s/  JOHN C. HELMKEN II                   /s/  JAMES W. ROYAL, SR.
     John C. Helmken II                        James W. Royal, Sr.

/s/  CHARLES E. IZLAR                     /s/  ROBERT T. THOMPSON, JR.
     Charles E. Izlar                          Robert T. Thompson, Jr.