Form 10-Q
period 2005-03-31
SAVANNAH BANCORP INC
filed 2005-05-13
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
or
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

The Savannah Bancorp, Inc.
-------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Georgia	0-18560	58-1861820
State of Incorporation	SEC File No.	Tax I.D. No.

25 Bull Street, Savannah, GA 31401
-------------------------------------------------------------------
(Address of principal executive offices) (Zip Code)

912-651-8200
-------------------------------------------------------------------
(Registrant's telephone number, including area code)

N/A
--------------------------------------------------------------------
(Former name, former address and former fiscal year,
if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes X    No __

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ___ NO __X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2005.
4,153,365 shares of Common Stock, $1.00 par value per share

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
March 31, 2005

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets - March 31, 2005 and	3
December 31, 2004
Consolidated Statements of Income
For the Three Months Ended March 31, 2005 and 2004	4
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2005 and 2004	5
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004	6
Condensed Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	9-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15-18

Item 4. Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults upon Senior Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	19
Item 6. Exhibits	19
Signatures	20

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of The Savannah Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of The Savannah Bancorp, Inc. and its subsidiaries as of March 31, 2005 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the three month periods ended March 31, 2005 and 2004 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2005. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of The Savannah Bancorp, Inc. as of December 31, 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 28, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

Atlanta, Georgia
May 5, 2005

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

($ in thousands, except share data)	March 31, 2005	December 31, 2004
Assets	(Unaudited)
Cash and due from banks	$ 13,976	$ 11,164
Federal funds sold	16,931	12,521
Interest-bearing deposits in banks	11,381	13,211
Cash and cash equivalents	42,288	36,896
Securities available for sale, at fair value (amortized
cost of $40,380 at March 31, 2005 and
$41,196 at December 31, 2004)	40,227	41,505
Loans held for sale	25,041	26,471
Loans, net of allowance for credit losses of $6,895 at March 31, 2005 and $6,389 at December 31, 2004	545,984	493,479
Premises and equipment, net	4,708	4,785
Other real estate owned	280	460
Bank-owned life insurance	5,402	5,349
Other assets	9,322	8,396
Total assets	$673,252	$617,341

Liabilities
Deposits:
Noninterest-bearing	$ 84,905	$ 83,790
Interest-bearing	484,884	422,330
Total deposits	569,789	506,120
Securities sold under repurchase agreements, federal funds purchased and short-term borrowings	26,697	35,069
Federal Home Loan Bank advances - long-term	20,757	20,837
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310
Other liabilities	4,330	4,934
Total liabilities	631,883	577,270
Shareholders' Equity
Common stock, par value $1 per share: authorized
20,000,000 shares; issued 4,153,632 and 4,112,418 shares
in 2005 and 2004, respectively	4,154	4,112
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-
Additional paid-in capital	24,553	24,232
Retained earnings	12,760	11,539
Treasury stock, 267 shares at March 31, 2005
and 282 shares at December 31, 2004	(4)	(4)
Accumulated other comprehensive income (loss)	(94)	192
Total shareholders' equity	41,369	40,071
Total liabilities and shareholders' equity	$673,252	$617,341

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
                                                                           (Unaudited)

	For the Three Months Ended March 31,
($ in thousands, except share data)	2005	2004
Interest and Dividend Income
Loans, including fees	$ 8,214	5,551
Loans held for sale	435	210
Debt securities:
Taxable	300	332
Tax-exempt	68	75
Dividends	37	18
Deposits with banks	79	22
Federal funds sold	45	16
Total interest and dividend income	9,178	6,224
Interest Expense
Deposits	2,418	1,317
Securities sold under repurchase agreements, federal funds purchased and short-term borrowings	235	96
Federal Home Loan Bank advances - long-term	250	255
Subordinated debt	134	65
Total interest expense	3,037	1,733
Net Interest Income	6,141	4,491
Provision for credit losses	505	460
Net interest income after provision for credit losses	5,636	4,031
Noninterest Income
Service charges on deposit accounts	387	392
Gains on sales of mortgage loans, net	254	142
Trust fees	116	108
Other operating income	237	205
Gains on sales of other real estate owned	-	91
Total noninterest income	994	938
Noninterest Expense
Salaries and employee benefits	2,343	1,909
Occupancy and equipment expense	512	447
Information technology expenses	301	259
Other operating expenses	787	644
Total noninterest expense	3,943	3,259
Income before income taxes	2,687	1,710
Income tax expense	906	570
Net income	$1,781	$1,140

Net income per share:
Basic	$ .43	$ .28
Diluted	$ .42	$ .27

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

						Accumulated
			Additional			Other
	Common	Share	Paid-in	Retained	Treasury	Comprehensive
($ in thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Income (loss)	Total
Balance, December 31, 2003	3,290,223	$3,290	$25,109	$7,965	$(147)	$554	$36,771
Comprehensive income:
Net income				1,140			1,140
Other comprehensive income:
Change in net unrealized gain
on securities available for
sale, net of tax effect						12	12
Total comprehensive income							1,152

Cash dividends - $0.128 per share				(525)			(525)

Balance, March 31, 2004	3,290,223	$3,290	$25,109	$8,580	$(147)	$566	$37,398

Balance, December 31, 2004	4,112,418	$4,112	$24,232	$11,539	$(4)	$192	$40,071
Comprehensive income:
Net income				1,781			1,781
Other comprehensive income:
Change in net unrealized loss
on securities available for
sale, net of tax effect						(286)	(286)
Total comprehensive income							1,495

Cash dividends - $0.135 per share				(560)			(560)

Exercise of options	41,214	42	321				363

Balance, March 31, 2005	4,153,632	$4,154	$24,553	$12,760	$(4)	$(94)	$41,369

The accompanying notes are an integral part of these consolidated financial statements

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
($ in thousands)	2005	2004
Operating Activities
Net income	$ 1,781	$ 1,140
Adjustments to reconcile net income to cash
(used in) provided by operating activities:
Provision for credit losses	505	460
Loans originated for sale	(17,797)	(23,501)
Proceeds from the sale of loans originated for sale	19,400	9,382
Net amortization of securities	33	46
Depreciation and amortization	193	172
Increase in deferred income taxes - net	(50)	-
Gain on sale of loans, net	(173)	(32)
Gain on sale of other real estate owned	-	(91)
Increase in CSV of bank-owned life insurance policies	(53)	(61)
Change in other assets and other liabilities, net	(1,125)	(720)
Net cash (used in) provided by operating activities	2,714	(13,205)
Investing Activities
Activity in available for sale securities
Purchases	(5,936)	(5,059)
Maturities and calls	6,720	4,162
Loan originations and principal collections, net	(53,010)	(29,583)
Proceeds from sale of foreclosed assets	-	798
Additions to premises and equipment	(116)	(126)
Net cash used in investing activities	(52,342)	(29,808)
Financing Activities
Net increase (decrease) in noninterest-bearing deposits	1,115	(6,608)
Net increase in interest-bearing deposits	62,554	42,559
Net (decrease) increase in securities sold under agreements to repurchase and short-term borrowings	(8,372)	9,014
Net (decrease) increase in FHLB advances - long-term	(80)	956
Dividend payments	(560)	(525)
Exercise of options	363	-
Net cash provided by financing activities	55,020	45,396
Increase in Cash and Cash Equivalents	5,392	2,383
Cash and cash equivalents, at beginning of period	36,896	30,973
Cash and cash equivalents, at end of period	$ 42,288	$33,356

The accompanying notes are an integral part of these consolidated financial statements.

THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 AND 2004
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

Note 2 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Company's Subsidiary Banks are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances. Cash reserves of $1,559,000 and $1,430,000 were required as of March 31, 2005 and December 31, 2004, respectively. The Company pledged interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities purchased under agreements to resell. Pledged cash balances were $4,700,000 and $12,700,000 at March 31, 2005 and December 31, 2004, respectively.

Note 3 - Earnings Per Share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2005	2004
Average number of common shares outstanding - Basic	4,148,000	4,103,000
Effect of dilutive options	106,000	100,000
Average number of common shares outstanding - Diluted	4,254,000	4,203,000

Note 4 - Accounting for Stock-Based Compensation

The Company has one stock-based employee compensation plan. As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), the Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Statement No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and its related interpretations. Because all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company’s application of APB 25. The Company did not issue any options to non-employees for the three month periods ended March 31, 2005 and 2004, respectively.

The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

For the Three Months Ended March 31,
	2005	2004
Net Income - as reported	$ 1,781	$ 1,140
Stock-based compensation, net of tax	(23)	(16)
Net Income - pro forma	$ 1,758	$ 1,124

Net Income per share - basic - as reported	$ 0.43	$ 0.28
Net Income per share - basic - pro forma	$ 0.42	$ 0.27

Net Income per share - diluted - as reported	$ 0.42	$ 0.27
Net Income per share - diluted - pro forma	$ 0.41	$ 0.27

23,500 option shares were granted in the first three months of 2005 and none in the same period of 2004. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is calculated on a basis consistent with the assumptions shown in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 5 - Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of the Financial Accounting Standards Board’s (“FASB”) Statement No. 123R to require the fair value of employee stock options to be expensed. Statement No. 123R was scheduled to take effect beginning with the Company’s first reporting period after June 15. The delay enables the Company to implement Statement No. 123R at the beginning of the Company’s next fiscal year - instead of reporting period - that begins after June 15.

Various proposals have been issued by the SEC related to changes in filing requirements, accountability of executive management and directors regarding accounting policies, internal controls and audit issues. Although the eventual outcome of these proposals is expected to have no material impact on the Company’s consolidated financial statements, additional costs to comply with certain rules can be expected.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Company may, from time to time, make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the SEC (including this quarterly report on Form 10-Q) and in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; competitors’ products and services; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Overview

For a comprehensive presentation of the Company’s financial condition at March 31, 2005 and 2004 and results of operations for the three month periods ended March 31, 2005 and 2004, the following analysis should be reviewed with other information including the Company’s December 31, 2004 Annual Report on Form 10-K.

(remainder of page intentionally left blank)

THE SAVANNAH BANCORP, INC. AND SUBSIDIARIES
FIRST QUARTER FINANCIAL HIGHLIGHTS
MARCH 31, 2005 AND 2004
(Unaudited)

Balance Sheet Data			Percent
At March 31	2005	2004	Change
(thousands, except per share data)
Total assets	$ 673,252	$ 523,450	29
Interest-earning assets	646,411	497,787	30
Loans held for sale	25,041	24,544	2.0
Loans	552,879	416,204	33
Allowance for credit losses	6,895	5,417	27
Nonperforming assets	644	684	(5.8)
Deposits	569,789	425,097	34
Interest-bearing liabilities	542,648	413,346	31
Shareholders' equity	41,369	37,398	11
Allowance for credit losses to loans	1.25%	1.30%	(4.1)
Nonperforming assets to total
loans and other real estate owned	0.12%	0.16%	(29)
Loan to deposit ratio	97.03%	97.91%	(0.9)
Equity to assets	6.14%	7.14%	(14)
Tier 1 capital to risk-weighted assets	9.29%	9.94%	(6.5)
Total capital to risk-weighted assets	10.53%	11.19%	(5.9)
Book value per share	$ 9.96	$ 9.11	9.3
Outstanding shares	4,153	4,103	1.2
Market value per share	$28.85	$21.78	32

Key Performance Data			Percent
For the First Quarter	2005	2004	Change

Net income	$ 1,781	$ 1,140	56
Return on average assets	1.12%	.92%	22
Return on average equity	17.71%	12.33%	44
Net interest margin	4.07%	3.85%	6.0
Efficiency ratio	55.30%	60.03%	(7.9)

Per share data:
Net income - basic	$ 0.43	$ 0.28	55
Net income - diluted	$ 0.42	$ 0.27	56
Dividends	$ 0.135	$ 0.128	5.5

Average shares:
Basic	4,148	4,103	1.2
Diluted	4,254	4,203	1.3

INTRODUCTION

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD & A”) provides supplemental information, which sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The MD & A is divided into subsections entitled:

Introduction
Critical Accounting Estimate
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three- month period ended March 31, 2005 compared with the same period in 2004. Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company." The Savannah Bank, N.A. is referred to as "Savannah," Bryan Bank & Trust is referred to as “Bryan” and Harbourside Mortgage Company, a loan production office and division of Savannah, is referred to as “Harbourside”. Collectively, Savannah and Bryan are referred to as the “Subsidiary Banks.”

The averages used in this report are based on daily balances for each respective period.

The Company is headquartered in Savannah, Georgia and, as of March 31, 2005 had 6 banking offices and 7 ATMs in Savannah, Chatham County and Richmond Hill, Georgia. The Company also has mortgage lending offices in Savannah, Richmond Hill and Hilton Head Island, South Carolina.

Savannah and Bryan are in the relatively diverse, stable and growing Savannah Metropolitan Statistical Area. The diversity of major employers includes manufacturing, port related transportation, construction, military, healthcare, tourism, education, warehousing and the supporting services and products for each of these major employers. The real estate market is experiencing moderate government and commercial growth and solid residential growth driven in part by coastal Georgia’s and South Carolina’s reputation as a desired retiree residential destination.

Harbourside, a mortgage loan production office, specifically targets real estate lending and related opportunities in the fast growing coastal South Carolina market. Mortgage loan servicing for loans originated and sold to investors is a relatively new service being offered through Harbourside. Over time, this service may provide significant fee income to the Company and strengthen the banking relationships between the customers and the Subsidiary Banks.

The primary risks to the Company include any trend or event that would cause or result in a significant decline in local employment, real estate values or a decline in loans and core deposits. The Company operates in very competitive markets with the related challenges of competitive pricing on loans, deposits and other banking services. The Company currently has a need to attract brokered deposits to fund substantially higher loan growth. Competition for the best talent is also a strategic challenge faced in competitive markets.

Enhanced growth in loans, deposits, product lines and service quality in existing markets and quality expansion into new markets are the primary strategic objectives of the Company. The Board believes the management team and the operational and internal control infrastructure are largely in place to execute the Board’s objectives over the long term.

CRITICAL ACCOUNTING ESTIMATE - ALLOWANCE FOR CREDIT LOSSES

The Company considers its policies regarding the allowance for credit losses to be its most critical accounting estimate due to the significant degree of management judgment involved. The allowance for credit losses is established through charges in the form of a provision for credit losses based on management's continuous evaluation of the loan portfolio. Credit losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb credit losses inherent in the loan portfolio at March 31, 2005. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations and concentrations of credit. Other factors affecting the allowance are market interest rates, average loan size, portfolio maturity and composition, collateral values and general economic conditions. Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the allowance amount.

No assurance can be given that the Company will not sustain credit losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for credit losses by future charges or credits to earnings. The allowance for credit losses is also subject to review by various regulatory agencies through their periodic examinations of the Subsidiary Banks. Such examinations could result in required changes to the allowance for credit losses. No adjustment in the allowance or significant adjustments to the Banks’ internally classified loans were made as a result of the Subsidiary Banks’ most recent examinations performed by the Office of the Comptroller of the Currency (“OCC”) as of December 31, 2004 or the FDIC as of September 30, 2004.

The allowance for credit losses totaled $6.895 million, or 1.25 percent of total loans, at March 31, 2005. This is compared to an allowance of $6.389 million, or 1.28 percent of total loans, at December 31, 2004. For the three months ended March 31, 2005, the Company reported net charge-offs of $1,000. This is compared to net charge-offs of $110,000, or 0.11 percent of average loans on an annualized basis for the first three months of 2004. During the first three months of 2005, a provision for credit losses of $505,000 was added to the allowance for credit losses compared to $460,000 during the same period in 2004. Significant growth in the Savannah and Harbourside loan portfolios combined with larger credit exposures in new markets provides the primary basis for the provision for credit losses.

If the allowance for credit losses had changed by 5 percent, the effect on net income would have been approximately $214,000. If the allowance had to be increased by this amount, it would not have changed the Subsidiary Banks’ status as well-capitalized financial institutions.

The Company's nonperforming assets consist of other real estate owned, loans on nonaccrual status and loans which are contractually past due 90 days or more on which interest is still being accrued. Other real estate owned of $280,000 consisted of one foreclosed property at March 31, 2005. Nonaccrual loans and loans past due 90 days and greater totaled $364,000, or 0.07 percent of gross loans, at March 31, 2005 compared to $538,000, or 0.11 percent of gross loans, at December 31, 2004. Generally, loans are placed on nonaccrual status when the collection in full of the principal or interest becomes doubtful.

Impaired loans under Statement of Financial Accounting Standards No. 114 were all on nonaccrual status and totaled $364,000 and $538,000 at March 31, 2005 and December 31, 2004, respectively.

RESULTS OF OPERATIONS

FIRST QUARTER, 2005 COMPARED TO THE FIRST QUARTER, 2004

Net income in the first quarter 2005 was $1,781,000, up 56 percent from $1,140,000 in the first quarter 2004. This represents annualized returns of 17.71 percent on average equity and 1.12 percent on average assets in the first quarter 2005. First quarter diluted earnings per share were $0.42 in 2005 compared to $0.27 for 2004.

First quarter net interest income was $6,141,000 in 2005 as compared to $4,491,000 in 2004, an increase of $1,650,000, or 37 percent. The increase included $634,000 of net interest income attributable to the Harbourside division. First quarter average loans were $525 million, 31 percent higher in 2005, as compared to $401 million in 2004. The prime rate increased to 5.75 percent from 4.00 percent in June 2004, in seven successive 25 basis point rate increases during the nine month time period. The first quarter net interest margin increased to 4.07 percent in 2005 from 3.85 percent in 2004. Higher interest rates are expected to favorably impact the net interest margin.

The first quarter provision for credit losses was $505,000 for 2005, compared to $460,000 for the comparable period of 2004, including $250,000 in 2005 related to Harbourside loan growth. Changes in the provision each year are impacted as discussed in the "Allowance for Credit Losses" section above. First quarter loan growth was $53 million in 2005, primarily in real estate loans, compared to $30 million in loan growth in the first quarter, 2004. First quarter net charge-offs were $1,000 in 2005 compared to $110,000 in 2004.

First quarter noninterest income was $994,000 in 2005 compared to $938,000 in 2004, an increase of $56,000 or 6.0 percent. First quarter noninterest income included gains on sale of mortgage loans of $254,000 in 2005 compared to $142,000 in 2004. No market valuation adjustments were required for loans held for sale during the first quarter of 2005 and 2004. The first quarter 2004 noninterest income total included a $91,000 non-recurring gain on sale of other real estate.

First quarter noninterest expense was $3,943,000 in 2005 compared to $3,259,000 in 2004, an increase of $684,000, or 21 percent. First quarter salaries and benefits expense increased $434,000, or 23 percent in 2005 over 2004. The salary and benefits increase included personnel expense increases of $183,000 associated with the Harbourside expansion. First quarter information technology expense increased approximately $42,000, or 16 percent, primarily due to various software upgrades throughout the Company. Other operating expenses increased $143,000, or 22 percent, primarily due to significant increases in professional, audit, regulatory and loan costs. Although no direct Sarbanes Oxley 404 related professional or audit fees have yet been incurred, indirect costs for compliance with the regulations have begun.

The first quarter provision for income taxes was $906,000 in 2005 and $570,000 in 2004. The combined effective federal and state tax rates were 33.7 percent and 33.3 percent in 2005 and 2004, respectively. The slight increase in the effective rate was due primarily to lower tax-exempt interest income in 2005 as compared to 2004. The Company does not record a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FINANCIAL CONDITION AND CAPITAL RESOURCES

BALANCE SHEET ACTIVITY

The major changes in the assets and liabilities of the Company for the current period and the prior comparative period are shown in the consolidated statements of cash flows. The first three months increase in loans of $53 million in 2005 was funded primarily by $64 million in deposits. Deposit growth included $46 million in time deposits issued through brokers.

The Company has classified all investment securities as available for sale. Higher interest rates resulted in an overall decrease in unrealized gains on investment securities. These amounts are included in shareholders’ equity at March 31, 2005 and 2004 as other accumulated comprehensive income (loss).

Average total assets increased 30 percent in the first quarter to $645 million in 2005 from $498 million in 2004. Total assets were $673 million and $523 million at March 31, 2005 and 2004, respectively, an increase of 29 percent. The Harbourside division accounted for approximately $112 million of the March 31, 2005 assets.

The mortgage lending opportunities created by the Harbourside loan production division impact the funding sources, capital requirements and liquidity of Savannah. Historically, virtually all deposits at Savannah have been obtained from local customers. Since February 2004, funding sources have been expanded and total deposits included brokered time deposits of $134 million at March 31, 2005. Additional short-term borrowings from the FHLB were also used, primarily to fund loans held for sale. Lower growth in brokered time deposits is anticipated for the remainder of 2005. Higher growth in local core deposits and higher levels of borrowings from the FHLB are also anticipated.

CAPITAL RESOURCES

The OCC has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC assesses FDIC insurance premiums based on certain “well-capitalized” risk-based and equity capital ratios. As of March 31, 2005, the Subsidiary Banks exceeded the minimum requirements necessary to be classified as “well-capitalized.”

Total equity capital for the Company was $41.4 million, or 6.14 percent of total assets at March 31, 2005. The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

($ in thousands)	Company	Savannah	Bryan	Minimum	Well- Capitalized
Qualifying Capital
Tier 1 capital	$51,463	$37,922	$12,196	-	-
Total capital	58,358	43,116	13,857	-	-

Leverage Ratios
Tier 1 capital to average assets	7.97%	7.73%	7.88%	4.00%	5.00%

Risk-Weighted Ratios
Tier 1 capital to risk-weighted assets	9.29%	9.02%	9.18%	4.00%	6.00%
Total capital to risk-weighted assets	10.53%	10.25%	10.43%	8.00%	10.00%

Tier 1 and total capital at the Company level includes $10.3 million of subordinated debt issued to the Company’s nonconsolidated subsidiaries. Total capital also includes the allowance for credit losses up to 1.25 percent of risk-weighted assets.

The Company’s higher asset growth rate during the last twelve months has resulted in lower capital ratios. The capital ratios are significantly above the well-capitalized threshold, except for the Total Capital to Risk-Weighted Assets ratios at the Subsidiary Banks which are at levels which require short-term and long-term planning as well as continuous monitoring.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The objectives of funds management include maintaining adequate liquidity and preserving reasonable balance between the repricing of interest sensitive assets and liabilities. The goal of liquidity management is to ensure the availability of adequate funds to meet the loan demands and the deposit withdrawal needs of customers. This is achieved through maintaining a combination of sufficient liquid assets, core deposit growth and unused capacity to purchase and borrow funds in the money markets.

In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the FHLB, temporary federal funds purchased lines with correspondent banks and non-local time deposits through brokers and an Internet bulletin board service. Backup funding and liquidity sources include the ability to sell loans or participations in certain loans to investors and borrowing from the Federal Reserve Bank of Atlanta discount window.

Savannah and Bryan have credit lines approved by the FHLB of 20 percent and 16 percent of assets, respectively, subject to the FHLB collateral requirements. Both Subsidiary Banks have a Blanket Floating Lien Agreement with the FHLB. Under these agreements, the Subsidiary Banks have credit lines up to 80 percent of the FHLB qualifying collateral value of their 1-4 family first mortgage loans. In addition, Savannah’s credit line includes up to 50 percent of the FHLB qualifying collateral value of their home equity lines of credit and second mortgage loans. In aggregate, the Company has FHLB borrowing capacity of approximately $128 million of which $30 million was advanced at March 31, 2005. Qualifying collateral reports have been filed providing immediately accessible funding of approximately $87 million. These credit arrangements serve as a core funding source as well as liquidity backup for the Banks. The Subsidiary Banks also have conditional federal funds borrowing lines available from upstream correspondent banks that can provide $15-20 million of temporary funding needs for 30-60 days.

A continuing objective of asset/liability management is to maintain appropriate levels of variable rate assets, including variable rate loans and shorter-maturity investments, relative to interest rate sensitive liabilities, in order to control potential negative impacts upon earnings due to changes in interest rates. Interest rate sensitivity management requires analyses and actions that take into consideration volumes of assets and liabilities repriced and the timing and magnitude of their price changes to determine the effect upon net interest income.

The Company’s cash flow maturity and repricing gap at March 31, 2005 was approximately $113 million at one year, or 17 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $16 million, or 2.5 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap.

The Company is asset-sensitive within one year. The Company is well-positioned for a rising rate environment, which began in the second quarter 2004. The Federal Reserve increased the federal funds target rate by 25 basis points seven times between June 30, 2004 and March 22, 2005. It has communicated a bias toward higher interest rates implemented in a measured process.

The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income. However, fixed rate assets with maturities over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

Management monitors interest rate risk quarterly using rate-sensitivity gap analysis, rate shock simulation and performance forecasting measures. If and when projected interest rate risk exposures are outside of policy tolerances, specific actions to return interest rate risk exposures to acceptable levels are reported to the Board by management. Management continues to upgrade its interest rate risk reporting systems to provide better information on a more frequent basis. These capabilities are especially valuable during periods of volatile interest rates.

Table 1 - Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of March 31, 2005:

($ in thousands)		0 - 3	3 - 12	1 - 3	3 - 5	Over 5
	Immediate	months	months	years	years	years	Total
Interest-bearing assets
Investment securities	$ -	$ 2,243	$ 3,143	$ 19,298	$ 11,046	$ 4,650	$ 40,380
Interest-bearing deposits	11,381	-	-	-	-	-	11,381
Federal funds sold	16,931	-	-	-	-	-	16,931
Loans held for sale	-	25,041	-	-	-	-	25,041
Loans - fixed rates	-	24,593	75,449	97,644	49,561	11,377	258,624
Loans - variable rates	265,209	7,921	9,437	9,408	1,792	287	294,054
Total interest-earning assets	293,521	59,798	88,029	126,350	62,399	16,314	646,411

Interest-bearing liabilities

NOW and savings **	22,177	11,088	33,264	44,356	-	-	110,885
Money market accounts **	27,425	9,141	27,423	27,426	-	-	91,415
Time deposits	-	38,426	122,298	106,587	15,232	41	282,584
Federal Home Loan Bank advances	-	100	261	16,673	1,723	2,000	20,757
Other borrowings	26,697	-	-	-	-	-	26,697
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	76,299	69,065	183,246	195,042	16,955	2,041	542,648

GAP-Excess Assets (Liabilities)	217,222	(9,267)	(95,217)	(68,692)	45,444	14,273	103,763

GAP-Cumulative	$ 217,222	$ 207,955	$ 112,738	$ 44,046	$ 89,490	$103,763	$103,763

Cumulative Sensitivity Ratio *	3.85	2.43	1.34	1.08	1.17	1.19	1.19

* Cumulative interest-earning assets / cumulative interest-bearing liabilities
** Repricing of NOW, Savings and Money market accounts based on estimated percentages of the full market interest rate declines over 1 to 36 months.

Table 2 - Average Balance Sheet and Rate/Volume Analysis - First Quarter 2005 And 2004

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilities during the first quarter of 2005 and 2004.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
Q1-05	Q1-04	Q1-05	Q1-04		Q1-05	Q1-04		Rate	Volume
($ in thousands)%				Assets	($ in thousands)			($ in thousands)
$ 13,179	$ 9,620	2.43	0.92	Interest-bearing deposits	$ 79	$ 22	$ 57	$ 36	$ 21
34,989	32,035	3.91	4.37	Investments - taxable	337	349	(12)	(40)	28
5,117	6,136	9.91	9.09	Investments - non-taxable	125	139	(14)	11	(25)
7,373	6,934	2.48	0.93	Federal funds sold	45	16	29	26	3
31,180	17,964	5.66	4.69	Loans held for sale	435	210	225	41	184
525,388	401,312	6.34	5.55	Loans (c)	8,214	5,551	2,663	723	1,940
617,226	474,001	6.07	5.32	Total int.-earning assets	9,235	6,287	2,948	805	2,143
28,100	24,301			Non-earning assets
$ 645,326	$ 498,302			Total assets

				Liabilities and Equity
				Deposits
$ 84,637	$ 85,103	0.53	0.37	NOW accounts	111	78	33	34	(1)
19,593	17,642	0.72	0.50	Savings accounts	35	22	13	10	3
86,971	65,262	1.81	1.01	Money market accounts	389	165	224	127	97
66,839	76,905	3.20	2.55	CD's, $100M or more	527	489	38	117	(79)
107,832	10,424	3.04	2.54	CD’s, broker	808	66	742	78	664
77,353	78,053	2.87	2.55	Other time deposits	548	497	51	56	(5)
				Total interest-bearing
443,225	333,389	2.21	1.58	deposits	2,418	1,317	1,101	502	599
20,798	20,391	4.87	5.02	FHLB advances	250	255	(5)	(10)	5
41,824	27,872	2.28	1.38	Other borrowings	235	96	139	61	78
10,310	6,186	5.27	4.21	Subordinated debt	134	65	69	15	54
				Total interest-bearing
516,157	387,838	2.39	1.79	liabilities	3,037	1,733	1,304	549	755
83,768	71,078			Non-int bearing deposits
4,609	2,309			Other liabilities
40,792	37,077			Shareholders’ equity
$ 645,326	$ 498,302			Liabilities and equity
		3.68	3.53	Interest rate spread
				Net interest income	$ 6,198	$ 4,554	$ 1,644	$ 256	$ 1,388
		4.07	3.85	Net interest margin
$ 101,069	$ 86,163			Net earning assets
				Average deposits and
$ 526,993	$ 404,467	1.86	1.31	average cost of deposits
100%	99%			Average loan to deposit ratio
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

Table 3 - Off-Balance Sheet Arrangements

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business. At March 31, 2005, the Company had unfunded commitments to extend credit of $135.5 million and outstanding stand-by letters of credit of $7.5 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

The following table includes a breakdown of short-term and long-term payments due under long-term contracts:

	Payments Due By Period
($ in thousands) Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
FHLB long-term advances	$20,757	$ 361	$16,673	$ 1,723	$ 2,000
Subordinated debt	10,310	-	-	-	10,310
Operating leases - buildings	1,914	569	967	378	-
Information technology contracts	365	226	139	-	-
Total	$33,346	$ 1,156	$17,779	$ 2,101	$12,310

Item 4. Controls and Procedures

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

Based on this evaluation, the chief executive officer, president and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to The Savannah Bancorp, Inc. (including its consolidated subsidiaries) required to be included in our periodic SEC filings. No changes occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings. None

Item 2. Unregistered sales of equity securities and use of proceeds. None

Item 3. Defaults upon senior securities. None

Item 4. Submission of matters to a vote of security holders. None

Item 5. Other information. None

Item 6. Exhibits

Exhibit 11.  Computation of Per Share Earnings *
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

The Savannah Bancorp, Inc.
(Registrant)

Date: 5-11-05	/s/ G. Mike Odom, Jr.
G. Mike Odom, Jr. Chief Executive Officer (Principal Executive Officer)

Date: 5-11-05	/s/ John C. Helmken II
John C. Helmken II President

Date: 5-11-05	/s/ Robert B. Briscoe
Robert B. Briscoe Chief Financial Officer (Principal Financial Officer)