Form 10-K/A
period 2004-12-31
SAVANNAH BANCORP INC
filed 2005-08-08
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

The Savannah Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Georgia	0-18560	58-1861820
State of Incorporation	SEC File Number	Tax I.D. Number

25 Bull Street, Savannah, GA 31401
(Address of principal executive offices) (Zip Code)

912-629-6486
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal
year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Exchange Act

Common, $1.00 Par Value     Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No _X_

The aggregate market value of the voting and non-voting common equity at June 30, 2004 held by non-affiliates, based on the price of the last trade of $22.60 per share times 3,117,735 non-affiliated shares, was $70,461,000.

The Registrant’s number of shares outstanding at February 28, 2005 was 4,153,320.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 28, 2005, the registrant had outstanding 4,153,320 shares of common stock.

Portions of the 2004 Annual Report to Shareholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated March 15, 2005 are incorporated in Part III of this report.

Explanatory Note

Registrant is filing this amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 2004 to replace the opinion letter of its independent registered public accounting firm with an updated letter. The opinion letter as originally filed inadvertently ommitted the conforming signature during the Edgarizing process. Registrant had a signed independent registered public accounting firm opinion letter on file at time of filing. The revised opinion letter (Exhibit 23), which includes the conforming signature, is included as part of this amendment.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 8, 2005 by the undersigned, thereunto duly authorized.

                                   THE SAVANNAH BANCORP, INC.

                                    By: /s/ G. Mike Odom, Jr.
                                                                    G. Mike Odom, Jr.
                                    Chief Executive Officer
                                            (Principal Executive Officer)

                                    By: /s/ John C. Helmken II
                                                                                                            John C. Helmken II
                                                            President

                                    By: /s/ Robert B. Briscoe
                    Robert B. Briscoe
                                                                                                    Chief Financial Officer
                                                    (Principal Financial and Accounting Officer)