Form 10-Q
period 2005-06-30
SAVANNAH BANCORP INC
filed 2005-08-08
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or
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

Not Applicable
(Former Name or Former Address, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act. Yes ___ No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 29, 2005.
4,193,769 shares of Common Stock, $1.00 par value per share.

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
June 30, 2005

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets - June 30, 2005 and 2004
and December 31, 2004	3
Consolidated Statements of Income
For the Six Months Ended June 30, 2005 and 2004
and for the Three Months Ended June 30, 2005 and 2004	4
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2005 and 2004	5
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004	6
Condensed Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	9-16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17-21

Item 4. Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits	23
Signatures	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of The Savannah Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheets of The Savannah Bancorp, Inc. and its subsidiaries as of June 30, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the three-and six-month periods ended June 30, 2005 and 2004 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2005.  These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of The Savannah Bancorp, Inc. as of December 31, 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 28, 2005 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

Atlanta, Georgia
August 1, 2005

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

($ in thousands, except share data)	June 30, 2005	December 31, 2004	June 30, 2004
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$16,380	$11,164	$14,813
Federal funds sold	4,673	12,521	6,275
Interest-bearing deposits in banks	14,944	13,211	18,896
Cash and cash equivalents	35,997	36,896	39,984
Securities available for sale, at fair value (amortized
cost of $39,889 and $45,753 at June 30, 2005 and 2004
and $41,196 at December 31, 2004)	39,856	41,505	45,868
Loans held for sale	28,120	26,471	26,277
Loans, net of allowance for credit losses of $7,202 and $5,843 at June 30, 2005 and 2004 and $6,389 at December 31, 2004	565,115	493,479	438,529
Premises and equipment, net	4,762	4,785	4,713
Other real estate owned	-	460	500
Bank-owned life insurance	5,449	5,349	5,246
Other assets	9,972	8,396	7,108
Total assets	$689,271	$617,341	$568,225

Liabilities
Deposits:
Noninterest-bearing	$ 95,890	$ 83,790	$ 77,270
Interest-bearing	492,359	422,330	372,098
Total deposits	588,249	506,120	449,368
Securities sold under repurchase agreements, federal funds purchased and short-term borrowings	21,983	35,069	50,570
Federal Home Loan Bank advances - long-term	20,688	20,837	21,016
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	6,186
Other liabilities	4,422	4,934	3,359
Total liabilities	645,652	577,270	530,499
Shareholders' Equity
Common stock, par value $1 per share: authorized
20,000,000 shares; issued 4,194,066 and 3,290,223 shares
in 2005 and 2004, respectively, 4,112,448 at December 31, 2004	4,194	4,112	3,290
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Additional paid-in capital	25,066	24,232	25,054
Retained earnings	14,383	11,539	9,315
Treasury stock, 267 and 226 shares at June 30, 2005 and 2004
and 282 shares at December 31, 2004	(4)	(4)	(4)
Accumulated other comprehensive (loss) income	(20)	192	71
Total shareholders' equity	43,619	40,071	37,726
Total liabilities and shareholders' equity	$689,271	$617,341	$568,225
The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except share data)	2005	2004	2005	2004
Interest and Dividend Income
Loans, including fees	$9,244	$5,869	$17,458	$11,420
Loans held for sale	369	344	804	554
Debt securities:
Taxable	320	319	620	651
Tax-exempt	60	77	128	152
Dividends	35	22	72	40
Deposits with banks	100	32	179	54
Federal funds sold	69	24	114	40
Total interest and dividend income	10,197	6,687	19,375	12,911
Interest Expense
Deposits	3,010	1,486	5,428	2,803
Securities sold under repurchase agreements, federal funds purchased and short-term borrowings	114	137	349	233
Federal Home Loan Bank advances - long-term	253	255	503	510
Subordinated debt	149	65	283	130
Total interest expense	3,526	1,943	6,563	3,676
Net Interest Income	6,671	4,744	12,812	9,235
Provision for credit losses	315	415	820	875
Net interest income after
provision for credit losses	6,356	4,329	11,992	8,360
Noninterest Income
Service charges on deposit accounts	427	399	814	791
Gains on sales of mortgage loans, net	276	333	530	475
Trust fees	117	106	233	214
Other operating income	252	204	489	409
Gains (losses) on sale of other real estate owned	(24)	-	(24)	91
Total noninterest income	1,048	1,042	2,042	1,980
Noninterest Expense
Salaries and employee benefits	2,291	2,052	4,634	3,961
Occupancy and equipment expense	551	459	1,063	906
Information technology expenses	298	266	599	525
Other operating expenses	892	691	1,679	1,335
Total noninterest expense	4,032	3,468	7,975	6,727
Income before income taxes	3,372	1,903	6,059	3,613
Income tax expense	1,188	626	2,094	1,196

Net income	$ 2,184	$ 1,277	$ 3,965	$ 2,417

Net income per share:
Basic	$0.52	$0.31	$0.95	$0.59

Diluted	$0.51	$0.30	$0.93	$0.57
The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

						Accumulated
			Additional			Other
($ in thousands, except share data)	Common	Share	Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2003	3,290,223	$ 3,290	$ 25,109	$ 7,965	$ (147)	$ 554	$ 36,771
Comprehensive income:
Net income				2,417			2,417
Other comprehensive income:
Change in net unrealized gains
on securities available for
sale, net of tax effect						(483)	(483)
Total comprehensive income							1,934

Cash dividends - $0.26 per share				(1,067)			(1,067)

Exercise of options			(55)		143		88

Balance, June 30, 2004	3,290,223	$ 3,290	$ 25,054	$ 9,315	$ (4)	$ 71	$ 37,726

Balance, December 31, 2004	4,112,448	$ 4,112	$ 24,232	$ 11,539	$ (4)	$ 192	$ 40,071
Comprehensive income:
Net income				3,965			3,965
Other comprehensive income:
Change in net unrealized gains
on securities available for
sale, net of tax effect						(212)	(212)
Total comprehensive income							3,753

Cash dividends - $0.27 per share				(1,121)			(1,121)

Exercise of options	81,618	82	834				916

Balance, June 30, 2005	4,194,066	$ 4,194	$ 25,066	$ 14,383	$ (4)	$ (20)	$43,619
The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
($ in thousands)	2005	2004
Operating Activities
Net income	$ 3,965	$ 2,417
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Provision for credit losses	820	875
Loans originated for sale	(45,674)	(56,354)
Proceeds from the sale of loans originated for sale	44,371	40,690
Net amortization of securities	55	104
Depreciation and amortization	389	348
Increase in deferred income taxes, net	(240)	(217)
Gain on sale of loans, net	(346)	(220)
Loss (gain) on sale of other real estate owned	24	(91)
Increase in CSV of bank-owned life insurance policies	(100)	(123)
Change in other assets and other liabilities, net	(1,493)	(813)
Net cash provided by (used in) operating activities	1,771	(13,384)
Investing Activities
Activity in available for sale securities
Purchases	(10,180)	(19,878)
Maturities and calls	11,432	12,218
Loan originations and principal collections, net	(72,456)	(57,740)
Proceeds from sale of foreclosed assets	436	798
Investment in low income housing tax credits	(225)	(2,000)
Additions to premises and equipment	(366)	(244)
Net cash used in investing activities	(71,359)	(66,846)
Financing Activities
Net increase in noninterest-bearing deposits	12,100	97
Net increase in interest-bearing deposits	70,029	60,125
Net (decrease) increase in securities sold under agreements to repurchase and short-term borrowings	(13,086)	28,321
Net (decrease) increase in FHLB advances - long-term	(149)	607
Proceeds from note payable	-	1,070
Dividend payments	(1,121)	(1,067)
Exercise of options	916	88
Net cash provided by financing activities	68,689	89,241
Increase (Decrease) in Cash and Cash Equivalents	(899)	9,011
Cash and cash equivalents, at beginning of period	36,896	30,973
Cash and cash equivalents, at end of period	$ 35,997	$ 39,984

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Three Month Period Ended June 30, 2005 And 2004
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2004. Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2 - Restrictions on Cash and Demand Balances Due from Banks and Interest Bearing Bank Balances

The Company's Subsidiary Banks are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances. Cash reserves of $1,580,000 and $1,430,000 were required as of June 30, 2005 and December 31, 2004, respectively. The Company pledged interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities purchased under agreements to resell. Pledged cash balances were $13,732,000 and $12,700,000 at June 30, 2005 and December 31, 2004, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Average number of common shares outstanding - Basic	4,177,000	4,109,000	4,163,000	4,105,000
Effect of dilutive options	98,000	105,000	103,000	100,000
Average number of common shares outstanding - Diluted	4,275,000	4,214,000	4,266,000	4,205,000

Note 4 - Accounting for Stock-Based Compensation

The Company has one stock-based employee compensation plan. As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), the Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Statement No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and its related interpretations. Because all options granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company’s application of APB 25. The Company issued 6,003 shares to non-employees for the three month period ended June 30, 2005. The Company did not issue any options to non-employees for the three month period ended June 30, 2004.

The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income - as reported	$ 2,184	$ 1,277	$ 3,965	$ 2,417
Stock-based compensation expense, net of tax	(23)	(31)	(46)	(61)
Net income - pro forma	$ 2,161	$ 1,246	$ 3,919	$ 2,356

Net income per share - basic - as reported	$ 0.52	$ 0.31	$ 0.95	$ 0.59
Net income per share - basic - pro forma	$ 0.52	$ 0.30	$ 0.94	$ 0.57

Net income per share - diluted - as reported	$ 0.51	$ 0.30	$ 0.93	$ 0.57
Net income per share - diluted - pro forma	$ 0.51	$ 0.30	$ 0.92	$ 0.56

29,503 and 43,750 options were granted in the first six months of 2005 and 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is calculated on a basis consistent with the assumptions shown in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 5 - Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of the Financial Accounting Standards Board’s Statement No. 123R to require the fair value of employee stock options to be expensed. Statement No. 123R was scheduled to take effect beginning with the Company’s first reporting period after June 15. The delay enables the Company to implement Statement No. 123R at the beginning of the Company’s next fiscal year - instead of reporting period - that begins after June 15.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“Fed”); inflation, interest rate, market and monetary fluctuations; competitors’ products and services; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Overview

For a comprehensive presentation of the Company’s financial condition at June 30, 2005 and 2004 and results of operations for the three and six month periods ended June 30, 2005 and 2004, the following analysis should be reviewed with other information including the Company’s December 31, 2004 Annual Report on Form 10-K.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

The Savannah Bancorp, Inc. and Subsidiaries
Second Quarter Financial Highlights
June 30, 2005 and 2004
(Unaudited)
($ in thousands, except share data)

			Percent
Balance Sheet Data at June 30	2005	2004	Change
Total assets	$ 689,271	$ 568,225	21
Interest-earning assets	659,759	541,420	22
Loans	572,317	444,372	29
Allowance for credit losses	7,202	5,843	23
Nonperforming assets	733	510	44
Deposits	588,249	449,368	31
Interest-bearing liabilities	545,340	449,870	21
Shareholders' equity	43,619	37,726	16
Allowance for credit losses to total loans	1.26%	1.31%	(3.8)
Nonperforming assets to total
loans and other real estate owned	0.13%	0.11%	18
Loan to deposit ratio	97.29%	98.89%	(1.6)
Equity to assets	6.33%	6.64%	(4.7)
Tier 1 capital to risk-weighted assets	9.39%	9.63%	(2.5)
Total capital to risk-weighted assets	10.64%	10.89%	(2.3)
Book value per share	$ 10.40	$ 9.17	13
Outstanding shares	4,194	4,112	2.0
Market value per share	$ 30.95	$ 22.60	37

Performance Ratios
For the Second Quarter	2005	2004	Percent Change
Net income	$ 2,184	$ 1,277	71
Return on average assets	1.29%	0.94%	38
Return on average equity	20.51%	13.65%	50
Net interest margin	4.16%	3.71%	12
Efficiency ratio	52.20%	59.94%	(13)
Per share data:
Net income - basic	$ 0.52	$ 0.31	69
Net income - diluted	$ 0.51	$ 0.30	70
Dividends	$ 0.135	$ 0.132	2.3
Average shares:
Basic	4,177	4,109	1.7
Diluted	4,275	4,214	1.4
For the First Six Months	2005	2004	Percent Change
Net income	$ 3,965	$ 2,417	64
Return on average assets	1.21%	0.93%	30
Return on average equity	19.10%	13.00%	47
Net interest margin	4.12%	3.78%	9.0
Efficiency ratio	53.70%	59.98%	(10)
Per share data:
Net income - basic	$ 0.95	$ 0.59	61
Net income - diluted	$ 0.93	$ 0.57	63
Dividends	$ 0.27	$ 0.26	3.8
Average shares:
Basic	4,163	4,105	1.4
Diluted	4,266	4,205	1.5

INTRODUCTION

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD & A”) provides supplemental information which sets forth the major factors that have affected the Company's financial condition and results of operations. This supplemental information should be read in conjunction with the Consolidated Financial Statements and related notes. The MD & A is divided into subsections entitled:

Introduction
Critical Accounting Estimate
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Risk Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three and six-month periods ended June 30, 2005 compared with the same periods in 2004. Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company." The Savannah Bank, N.A. is referred to as "Savannah," Bryan Bank & Trust is referred to as “Bryan” and Harbourside Mortgage Company, a loan production office and division of Savannah, is referred to as “Harbourside”. Collectively, Savannah and Bryan are referred to as the “Subsidiary Banks.”

The averages used in this report are based on daily balances for each respective period.

The Company is headquartered in Savannah, Georgia and, as of June 30, 2005, had six banking offices and seven ATMs in Savannah, Chatham County and Richmond Hill, Georgia. The Company also has mortgage lending offices in Savannah, Richmond Hill and Hilton Head Island, South Carolina.

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

SAVB has applied to the Office of Thrift Supervision, the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve Bank of Atlanta for permission to organize a new federal stock thrift institution to be known as Harbourside Community Bank (“HCB”). This proposed savings bank will be the Company’s third banking subsidiary. Subject to regulatory approval, HCB is projected to open during the fourth quarter of 2005. The business of Harbourside will be expanded to a full service banking operation under this charter.

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

CRITICAL ACCOUNTING ESTIMATE - ALLOWANCE FOR CREDIT LOSSES

The Company considers its policies regarding the allowance for credit losses to be its most critical accounting estimate due to the significant degree of management judgment involved. The allowance for credit losses is established through charges in the form of a provision for credit losses based on management's continuous evaluation of the loan portfolio. Credit losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb credit losses inherent in the loan portfolio at June 30, 2005. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations and concentrations of credit. Other factors affecting the allowance are market interest rates, loan sizes, portfolio maturity and composition, collateral values and general economic conditions. Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the allowance amount.

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

The allowance for credit losses totaled $7,202,000, or 1.26 percent of total loans, at June 30, 2005. This is compared to an allowance of $6,389,000, or 1.28 percent of total loans, at December 31, 2004. For the six months ended June 30, 2005, the Company reported net charge-offs of $7,000. This is compared to net charge-offs of $9,000, or 0.09 percent of average loans on an annualized basis for the first six months of 2004. During the first six months of 2005, a provision for credit losses of $820,000 was added to the allowance for credit losses compared to $875,000 during the same period in 2004. Significant growth in the loan portfolio combined with larger credit exposures in new markets provides the primary basis for the provision for credit losses.

If the allowance for credit losses had changed by 5 percent, the effect on net income would have been approximately $223,000. If the allowance had to be increased by this amount, it would not have changed the Subsidiary Banks’ status as well-capitalized financial institutions.

The Company's nonperforming assets consist of other real estate owned, loans on nonaccrual status and loans which are contractually past due 90 days or more on which interest is still being accrued. Nonaccrual loans and loans past due 90 days or more totaled $733,000, or 0.13 percent of gross loans, at June 30, 2005 compared to $538,000, or 0.11 percent of gross loans, at December 31, 2004. Generally, loans are placed on nonaccrual status when the collection in full of the principal or interest becomes doubtful. Nonperforming assets at December 31, 2004 also included $460,000 of other real estate owned.

Impaired loans under Statement of Financial Accounting Standards No. 114 were all on nonaccrual status and totaled $733,000 and $538,000 at June 30, 2005 and December 31, 2004, respectively.

RESULTS OF OPERATIONS

SECOND QUARTER, 2005 COMPARED TO THE SECOND QUARTER, 2004

Net income in the second quarter 2005 was $2,184,000, up 71 percent from $1,277,000 in the second quarter 2004. This represents annualized returns of 20.51 percent on average equity and 1.29 percent on average assets in the second quarter 2005. Second quarter diluted earnings per share was $0.51 in 2005 compared to $0.30 for 2004. The second quarter of 2005 included $341,000 of net income attributable to Harbourside as compared to $11,000 for the same period in 2004.

Second quarter average assets increased 24 percent to $677 million in 2005 from $544 million in 2004. Total assets were $689 million and $568 million at June 30, 2005 and 2004, respectively, an increase of 21 percent. Harbourside accounted for approximately $117 million and $50 million in total assets at June 30, 2005 and 2004, respectively.

Second quarter net interest income was $6,671,000 in 2005 as compared to $4,744,000 in 2004, an increase of $1,927,000, or 41 percent. The increase included $601,000 of net interest income attributable to Harbourside. Second quarter average loans were $558 million, 30 percent higher in 2005, as compared to $428 million in 2004. The second quarter net interest margin increased to 4.16 percent in 2005 from 3.71 percent in the same period in 2004. The federal funds target rate was increased by 25 basis points at each of nine consecutive Fed meetings from June 2004 to June 2005. The prime rate increased from 4.00 percent to 6.25 percent during the 12 month period ended June 30, 2005. As shown in Table 2, the increase in net interest margin was primarily due to the significant rise in loan rates over the prior 12 months. As shown in Table 1, the Company’s balance sheet is asset-sensitive, which means that interest-earning assets, net of interest rate hedges, reprice faster than interest-bearing liabilities. Higher interest rates favorably impact the net interest margin of an asset-sensitive balance sheet.

The second quarter provision for credit losses was $315,000 for 2005, compared to $415,000 for the comparable period of 2004, including $40,000 in 2005 and $160,000 in 2004 related to Harbourside loan growth. Changes in the provision each year are impacted as discussed under the "Allowance for Credit Losses" section above. Second quarter loan growth was $19.4 million in 2005, primarily in real estate loans, compared to $28.2 million in loan growth in the second quarter 2004. Very low credit loss and nonperforming asset levels are the primary reasons for the lower provision for credit losses in 2005.

Second quarter noninterest income was $1,048,000 in 2005 compared to $1,042,000 in 2004, an increase of $6,000 or 0.58 percent. Second quarter noninterest income included gains on sales of mortgage loans of $276,000 in 2005 compared to $333,000 in 2004, a decrease of $57,000 or 17 percent. Increases in service charges on deposit accounts, trust fees and other operating income more than offset the lower mortgage related income. No market valuation adjustments were required for loans held for sale during the second quarter of 2005 and 2004.

Second quarter noninterest expense was $4,032,000 in 2005 compared to $3,468,000 in 2004, an increase of $564,000, or 16 percent. Second quarter salaries and employee benefits expense increased $239,000, or 12 percent in 2005. Second quarter information technology expenses increased approximately $32,000, or 12 percent, primarily due to the Harbourside expansion, improved systems capabilities and account / transaction volume increases.

The second quarter provision for income taxes was $1,188,000 in 2005 and $626,000 in 2004. The combined effective federal and state tax rates were 35.2 percent and 32.9 percent in the second quarter of 2005 and 2004, respectively. The increase in the effective rate was due primarily to lower tax-exempt income and higher taxable income in 2005. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FIRST SIX MONTHS, 2005 COMPARED WITH 2004

Net income in the first six months 2005 was $3,965,000, up 64 percent from $2,417,000 in the first six months 2004. This represents annualized returns of 19.10 percent on average equity and 1.21 percent on average assets in the first six months 2005. During the first six months, diluted earnings per share was $0.93 in 2005 compared to $0.57 for the same period in 2004. The first six months of 2005 included $478,000 of net income attributable to Harbourside as compared to an $80,000 loss for the same period in 2004.

Average total assets for the first six months increased 27 percent to $661 million in 2005 from $521 million in 2004. Total assets were $689 million and $568 million at June 30, 2005 and 2004, respectively, an increase of 21 percent. Harbourside accounted for approximately $117 million and $50 million in total assets at June 30, 2005 and 2004, respectively.

The first six months net interest income was $12,812,000 in 2005 compared to $9,235,000 in 2004, an increase of $3,577,000, or 39 percent. The increase included $1,235,000 of net interest income attributable to Harbourside. First six months average loans were $542 million, 31 percent higher in 2005, as compared to $414 million in 2004. The federal funds target rate was increased by 25 basis points at each of nine consecutive Fed meetings from June 2004 to June 2005. The related prime rate increased from 4.00 percent to 6.25 percent during the same 12 month period. As shown in Table 3, the first six months net interest margin increased to 4.12 percent in 2005 from 3.78 percent in 2004, primarily due to the higher loan interest rates. The Fed has communicated a bias toward further interest rate increases. Higher interest rates are expected to continue to positively impact the net interest margin.

The first six months provision for credit losses was $820,000 for 2005, compared to $875,000 for the comparable period of 2004, including $290,000 in 2005 and $260,000 in 2004 related to Harbourside loan growth. Changes in the provision each year are impacted as discussed under the "Allowance for Credit Losses" section above. First six months loan growth was $72 million in 2005 and $58 million in 2004. First six months net charge-offs were $7,000 in 2005 compared with $99,000 in 2004. Uncertain economic conditions, significant loan growth in a new market and borrower sensitivity to rising rates are the primary reasons for the relatively high provisions for credit losses compared to net charge-offs in 2005 and 2004.

First six months noninterest income was $2,042,000 in 2005 compared to $1,980,000 in 2004, an increase of $62,000 or 3.1 percent. First six months noninterest income included gains on sales of mortgage loans, net of $530,000 in 2005 compared to $475,000 in 2004, an increase of $55,000 or 12 percent. The sale of other real estate owned also resulted in a loss of $24,000 in 2005 and a gain of $91,000 in 2004. No market valuation adjustments were required for loans held for sale during the first six months of 2005 and 2004.

First six months noninterest expense was $7,975,000 in 2005 compared to $6,727,000 in 2004, an increase of $1,248,000, or 19 percent. First six months salaries and employee benefits expense increased $673,000, or 17 percent in 2005. Excluding Harbourside personnel costs increases of $318,000, the personnel cost increase was 9.0 percent. The first six months information technology expenses increased approximately $74,000, or 14 percent, primarily due to the Harbourside expansion, improved systems capabilities and account / transaction volume increases. Excluding noninterest expense increases of $480,000 related to Harbourside, noninterest expense increased 13 percent when compared to the comparable operations in first six months of 2004.

The first six months provision for income taxes was $2,094,000 in 2005 and $1,196,000 in 2004. The combined effective federal and state tax rates were 34.6 percent and 33.1 percent in 2005 and 2004, respectively. The increase in the effective rate was due primarily to lower tax-exempt income on investments and higher taxable income in 2005. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

FINANCIAL CONDITION AND CAPITAL RESOURCES

BALANCE SHEET ACTIVITY

The major changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  The first six months increase in loans of $72 million in 2005 was funded primarily by $70 million in deposits.  Deposit growth included $36 million in time deposits issued through brokers.

Average total assets increased 27 percent in the first six months to $661 million in 2005 from $521 million in 2004. Total assets were $689 million and $568 million at June 30, 2005 and 2004, respectively, an increase of 21 percent.  Harbourside accounted for approximately $117 million in assets at June 30, 2005.

The Company has classified all investment securities as available for sale.  Higher interest rates resulted in an overall decrease in unrealized gains on investment securities.  These amounts are included in shareholders’ equity at June 30, 2005 and 2004 as other accumulated comprehensive income (loss).

The mortgage lending opportunities created by Harbourside impact the funding sources, capital requirements and liquidity of Savannah.  Historically, deposits at Savannah have been obtained from local customers.  Since February 2004, funding sources have been expanded and total deposits included brokered time deposits of $123 million at June 30, 2005. Additional short-term borrowings from the FHLB were also used, primarily to fund loans held for sale.  Brokered deposits declined by $11 million in the second quarter due to maturities which were not replaced.  Increased local core deposits during the second quarter funded loan growth and reduced brokered deposit usage.

Loans

The following table shows the composition of the loan portfolio as of June 30, 2005 and December 31, 2004, including a more detailed breakdown of real estate loans by collateral type and purpose.  Certain amounts from prior periods related to the classification of loans have been reclassified to conform to the current presentation.

($ in thousands)	June 30, 2005	% of Total	December 31, 2004	% of Total	% Dollar Change
Non-residential real estate
Owner-occupied	$ 97,439	17	$ 100,702	20	(3.2)
Non owner-occupied	76,727	13	70,529	14	8.8
Construction	11,813	2	7,710	2	53
Land acquisition and development
Commercial	31,801	6	24,645	5	29
Residential	20,145	4	11,232	2	79
Total non-residential real estate	237,925	42	214,818	43	11
Residential real estate
Owner-occupied - 1-4 family	58,257	10	50,205	10	16
Non owner-occupied - 1-4 family	54,586	9	48,967	10	11
Construction	85,116	15	65,451	13	30
Residential lots	45,792	8	32,441	7	41
Home equity lines	38,719	7	35,529	7	9.0
Total residential real estate	282,470	49	232,593	47	21
Total real estate loans	520,395	91	447,411	90	16
Commercial	38,862	7	37,049	7	4.9
Consumer	14,350	2	16,365	3	(12)
Unearned fees	(1,290)	-	(957)	-	35
Total loans, net of unearned fees	$ 572,317	100	$ 499,868	100	14

CAPITAL RESOURCES

The OCC has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC assesses FDIC insurance premiums based on certain “well-capitalized” risk-based and equity capital ratios. As of June 30, 2005, the Company and Subsidiary Banks exceeded the minimum requirements necessary to be classified as “well-capitalized.”

Total equity capital for the Company was $43.6 million, or 6.33 percent of total assets at June 30, 2005. The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.
($ in thousands)	Company	Savannah	Bryan	Minimum	Well- Capitalized
Qualifying Capital
Tier 1 capital	$ 53,639	$ 39,543	$ 12,719	-	-
Total capital	60,784	44,958	14,412	-	-

Leverage Ratios
Tier 1 capital to average assets	7.93%	7.65%	7.91%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk-weighted assets	9.39%	9.09%	9.40%	4.00%	6.00%
Total capital to risk-weighted assets	10.64%	10.33%	10.65%	8.00%	10.00%

Tier 1 and total capital at the Company level includes $10.3 million of subordinated debt issued to the Company’s nonconsolidated subsidiaries. Total capital also includes the allowance for credit losses up to 1.25 percent of risk-weighted assets.

The Company’s higher asset growth rate during the last twelve months has resulted in lower capital ratios. The capital ratios are significantly above the well-capitalized threshold, except for the Total Capital to Risk-Weighted Assets ratios at the Subsidiary Banks, which are at levels requiring short-term and long-term planning as well as continuous monitoring.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

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

Savannah and Bryan have credit lines approved by the FHLB of 20 percent and 16 percent of assets, respectively, subject to the FHLB collateral requirements. Both Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB. Under these agreements, the Subsidiary Banks have credit lines up to 80 percent of the FHLB qualifying collateral value of their 1-4 family first mortgage loans. In addition, Savannah’s credit line includes up to 50 percent of the FHLB qualifying collateral value of home equity lines of credit and second mortgage loans. In aggregate, the Company has FHLB borrowing capacity of approximately $132 million of which $26 million was advanced at June 30, 2005. Qualifying collateral reports have been filed providing immediately accessible funding of approximately $83 million. These credit arrangements serve as a core funding source as well as liquidity backup for the Banks. The Subsidiary Banks also have conditional federal funds borrowing lines available from upstream correspondent banks that can provide $15-20 million of temporary funding needs for 30-60 days.

The continuing objective of interest rate risk management is to control potential negative impacts upon earnings due to changes in interest rates. Interest rate risk management requires analyses and actions that take into consideration volumes of assets and liabilities repriced and the timing and magnitude of their price changes to determine the effect upon net interest income. The Company may employ hedging strategies to reduce interest rate risk as noted below.

The Company’s cash flow maturity and repricing gap at June 30, 2005 was approximately $153 million at one year, or 23 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $9 million, or 1.4 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap.

The Company is asset-sensitive within one year and is well-positioned for the current rising rate environment, which began in the second quarter 2004. The Fed increased the federal funds target rate by 25 basis points nine times between June 30, 2004 and June 30, 2005. It has communicated a bias toward higher interest rates implemented in a measured process.
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

Management monitors interest rate risk quarterly using rate-sensitivity forecasting models and other balance sheet analytical reports. If and when projected interest rate risk exposures are outside of policy tolerances or desired positions, specific strategies to return interest rate risk exposures to desired levels are developed and approved by the Asset-Liability Committee (“ALCO”) and reported to the Board by management. Management upgraded its interest rate risk reporting systems by engaging outside balance sheet consultants during the second quarter. Better forecasting models and outside expertise are especially valuable during periods of volatile interest rates, rapid growth and changing interest rate yield curves. ALCO has agreed to implement strategies to reduce the Company’s asset-sensitive position during the rising rate environment, primarily through the use of short maturity funding sources and hedging strategies such as interest rate floors, collars and/or swaps. In the second quarter, the Company entered into a prime-based five year floor transaction for a notional amount of $35 million and a 6% strike rate.

Table 1 - Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of June 30, 2005:

($ in thousands)		0-3	3-12	1-3	3-5	Over 5
	Immediate	months	months	years	years	years	Total
Interest-earning assets
Investment securities	$ -	$ 4,681	$ 9,558	$ 18,549	$ 4,931	$ 2,170	$ 39,889
Interest-bearing deposits	14,944	-	-	-	-	-	14,944
Federal funds sold	4,673	-	-	-	-	-	4,673
Loans held for sale	-	22,471	5,649	-	-	-	28,120
Loans - fixed rates	-	24,706	64,667	106,003	42,779	6,912	245,067
Loans - variable rates	-	298,414	14,284	13,489	624	255	327,066
Total interest-earnings assets	19,617	350,272	94,158	138,041	48,334	9,337	659,759
Interest-bearing liabilities
NOW and savings	-	-	-	-	-	108,046	108,046
Money market accounts	-	105,529	-	-	-	-	105,529
Time deposits	-	52,688	119,810	94,967	11,285	34	278,784
FHLB advances - long-term	-	80	286	1,638	1,684	17,000	20,688
Other borrowings	6,009	15,974	-	-	-	-	21,983
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	6,009	184,581	120,096	96,605	12,969	125,080	545,340
GAP-Excess Assets (Liabilities)	13,608	165,691	(25,938)	41,436	35,365	(115,743)	114,419
GAP-Cumulative	$ 13,608	$ 179,299	$ 153,361	$ 194,797	$ 230,162	$ 114,419	$ 114,419

Cumulative Sensitivity Ratio *	3.26	1.94	1.49	1.48	1.55	1.21	1.21

* Cumulative interest-earning assets / cumulative interest-bearing liabilities

Table 2 - Average Balance Sheet and Rate/Volume Analysis - Second Quarter 2005 and 2004

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilities during the second quarter of 2005 and 2004.

T					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)		Vari-	Attributable to
Q2-05	Q2-04	Q2-05	Q2-04		Q2-05	Q2-04	ance	Rate	Volume
($ in thousands)		(%)		Assets	($ in thousands)			($ in thousands)
$14,092	$14,365	2.85	0.89	Interest-bearing deposits	$ 100	$ 32	$ 68	$ 70	$ (2)
35,761	35,795	4.05	3.83	Investments - taxable	361	342	19	19	(0)
4,488	5,831	9.92	9.36	Investments - non-taxable	111	136	(25)	8	(33)
9,641	10,823	2.87	0.89	Federal funds sold	69	24	45	53	(8)
26,864	25,355	5.51	5.44	Loans held for sale	369	344	25	4	21
558,098	427,629	6.64	5.50	Loans (c)	9,244	5,869	3,375	1,214	2,161
648,944	519,798	6.34	5.21	Total int.-earning assets	10,254	6,747	3,507	1,466	2,041
27,583	24,580			Non-earning assets
$676,527	$544,378			Total assets

				Liabilities and Equity
				Deposits
$90,848	$87,349	0.70	0.34	NOW accounts	159	73	86	80	6
20,824	18,999	1.00	0.51	Savings accounts	52	24	28	23	5
99,996	73,667	2.31	0.97	Money market accounts	577	179	398	246	152
71,713	70,664	3.26	2.72	CD's, $100M or more	583	480	103	94	9
127,962	34,898	3.20	2.79	CD’s, broker	1,020	243	777	35	742
80,271	76,880	3.09	2.54	Other time deposits	619	487	132	106	26
				Total interest-bearing
491,614	362,457	2.46	1.64	deposits	3,010	1,486	1,524	733	791
20,722	21,077	4.90	4.85	FHLB advances - LT	253	255	(2)	2	(4)
17,240	39,219	2.65	1.40	Other borrowings	114	137	(23)	122	(148)
10,310	6,186	5.80	4.21	Subordinated debt	149	65	84	24	60
				Total interest-bearing
539,886	428,939	2.62	1.82	liabilities	3,526	1,943	1,583	858	725
89,629	75,709			Nonint.-bearing deposits
4,293	2,210			Other liabilities
42,719	37,520			Shareholders’ equity
$676,527	$544,378			Liabilities and equity
		3.72	3.39	Interest rate spread
				Net interest income	$6,728	$4,804	$1,924	$608	$1,316
		4.16	3.71	Net interest margin
$109,058	$90,859			Net earning assets
		2.08	1.36	Average cost of deposits
$581,243	$438,166			Average deposits
96%	98%			Average loan to deposit ratio

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
(c) Average nonaccruing loans have been excluded from total average loans as a noninterest-earning asset.

Table 3 - Average Balance Sheet and Rate/Volume Analysis - First Six Months 2005 and 2004

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilities during the first six months of 2005 and 2004.
T					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)		Vari-	Attributable to
2005	2004	2005	2004		2005	2004	ance	Rate	Volume
($ in thousands)		(%)		Assets	($ in thousands)			($ in thousands)
$13,638	$11,992	2.65	0.90	Interest-bearing deposits	$ 179	$ 54	$ 125	$ 104	$ 21
35,377	33,915	3.98	4.09	Investments - taxable	698	692	6	(19)	25
4,801	5,983	9.91	9.08	Investments - non-taxable	236	271	(35)	25	(60)
8,514	8,879	2.70	0.90	Federal funds sold	114	40	74	79	(5)
29,010	21,659	5.59	5.13	Loans held for sale	804	554	250	49	201
541,807	414,471	6.50	5.53	Loans (c)	17,458	11,420	6,038	1,998	4,040
633,147	496,899	6.21	5.25	Total int.-earning assets	19,489	13,031	6,458	2,336	4,122
27,803	24,445			Non-earning assets
$660,950	$521,344			Total assets

				Liabilities and Equity
				Deposits
$87,760	$86,257	0.62	0.35	NOW accounts	270	151	119	115	4
20,212	18,320	0.87	0.50	Savings accounts	87	46	41	33	8
93,571	72,420	2.08	0.95	Money market accounts	966	344	622	406	216
70,308	70,958	3.18	2.74	CD's, $100M or more	1,110	969	141	157	(16)
116,887	22,661	3.15	2.73	CD’s, broker	1,828	309	1,519	47	1,472
78,820	77,466	2.99	2.55	Other time deposits	1,167	984	183	168	15
				Total interest-bearing
467,558	348,082	2.34	1.61	deposits	5,428	2,803	2,625	1,253	1,372
20,760	20,734	4.89	4.93	FHLB advances - LT	503	510	(7)	(5)	(2)
29,464	33,545	2.39	1.39	Other borrowings	349	233	116	166	(50)
10,310	6,186	5.54	4.21	Subordinated debt	283	130	153	41	112
				Total interest-bearing
528,092	408,547	2.51	1.80	liabilities	6,563	3,676	2,887	1,422	1,465
86,715	73,393			Nonint.-bearing deposits
4,281	2,120			Other liabilities
41,862	37,284			Shareholders’ equity
$660,950	$521,344			Liabilities and equity
		3.70	3.45	Interest rate spread
				Net interest income	$12,926	$9,355	$3,571	$914	$2,657
		4.12	3.78	Net interest margin
$105,055	$88,352			Net earning assets
		1.97	1.33	Average cost of deposits
$554,273	$421,475			Average deposits
98%	98%			Average loan to deposit ratio

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
(c) Average nonaccruing loans have been excluded from total average loans as a noninterest-earning asset.

Table 4 - Off-Balance Sheet Arrangements

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business. At June 30, 2005, the Company had unfunded commitments to extend credit of $146.0 million and outstanding stand-by letters of credit of $5.7 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

In June 2005, the Company purchased a five year prime-based interest rate floor with a notional amount of $35 million and a 6% strike rate.

The following table includes a breakdown of short-term and long-term payments due under long-term contracts:

	Payments due by period
($ in thousands) Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
FHLB advances - long-term	$ 20,688	$ 394	$ 16,639	$ 1,655	$ 2,000
Subordinated debt	10,310	-	-	-	10,310
Operating leases - buildings	1,773	573	907	293	-
Information technology contracts	306	213	93	-	-
Total	$ 33,077	$ 1,180	$ 17,639	$ 1,948	$ 12,310

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

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

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART II - OTHER INFORMATION

Item 1. Legal proceedings. None

Item 2. Unregistered sales of equity securities and use of proceeds. None

Item 3. Defaults upon senior securities. None

Item 4. Submission of matters to a vote of security holders.

Annual Meeting of Shareholders Held April 21, 2005
3,106,882 shares were presented in person or by proxy, representing 74.8 percent of the 4,153,632 outstanding shares.

Re-election of Six Directors of Class III
3,101,345 shares representing 99.8 percent of the shares presented were cast in favor of the election of directors; 5,537 shares were withheld on selected directors.

Adoption of The Savannah Bancorp, Inc. 2005 Omnibus Stock Ownership and Long Term Incentive Plan
2,648,946 shares representing 98.3 percent of the shares presented were voted FOR; 23,126 shares, representing .9 percent voted AGAINST; and 21,160 shares, representing ..8 percent were WITHHELD.

Adoption of The Savannah Bancorp, Inc. 2005 Employee Stock Purchase Plan
2,607,664 shares representing 96.8 percent of the shares presented were voted FOR; 19,376 shares, representing .7 percent voted AGAINST; and 66,192 shares, representing 2.5 percent were WITHHELD.

Ratification of Independent Registered Public Accountants
3,048,521 shares, representing 98.1 percent of the shares present were cast in favor of the ratification of the appointment of BDO Seidman, LLP as independent registered public accountants, 58,361 shares, representing 1.9 percent of the shares present abstained and 0 shares voted against the ratification of the independent registered public accountants.

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

The Savannah Bancorp, Inc.
(Registrant)

Date: 8/8/05	/s/ G. Mike Odom, Jr.
G. Mike Odom, Jr. Chief Executive Officer (Principal Executive Officer)

Date: 8/8/05	/s/ John C. Helmken II
John C. Helmken II President

Date: 8/8/05	/s/ Robert B. Briscoe
Robert B. Briscoe Chief Financial Officer (Principal Financial and Accounting Officer)