Form 10-K/A
period 2004-12-31
SAVANNAH BANCORP INC
filed 2005-10-21
CIK 860519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                Amendment No. 2
                (Amended to Correct Certification Wording Only)

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on October 18, 2005 by the undersigned, thereunto duly authorized.

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