Form 10-Q/A
period 2005-03-31
SAVANNAH BANCORP INC
filed 2005-10-21
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amended to Correct Certification Wording Only)

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

The Savannah Bancorp, Inc.
(Registrant)

Date: 10-21-05	/s/ G. Mike Odom, Jr.
G. Mike Odom, Jr. Chief Executive Officer (Principal Executive Officer)

Date: 10-21-05	/s/ John C. Helmken II
John C. Helmken II President

Date: 10-21-05	/s/ Robert B. Briscoe
Robert B. Briscoe Chief Financial Officer (Principal Financial Officer)