Form 10-Q/A
period 2005-06-30
SAVANNAH BANCORP INC
filed 2005-10-21
CIK 860519

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

Adoption of The Savannah Bancorp, Inc. 2005 Omnibus Stock Ownership and Long Term Incentive Plan
2,648,946 shares representing 98.3 percent of the shares presented were voted FOR; 23,126 shares, representing .9 percent voted AGAINST; and 21,160 shares, representing .8 percent were WITHHELD.

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

The Savannah Bancorp, Inc.
(Registrant)

Date: 10/21//05	/s/ G. Mike Odom, Jr.
G. Mike Odom, Jr. Chief Executive Officer (Principal Executive Officer)

Date: 10/21/05	/s/ John C. Helmken II
John C. Helmken II President

Date: 10/21//05	/s/ Robert B. Briscoe
Robert B. Briscoe Chief Financial Officer (Principal Financial and Accounting Officer)