Form 10-Q
period 2005-09-30
SAVANNAH BANCORP INC
filed 2005-11-15
CIK 860519

================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.). Yes ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2005.

4,591,339 shares of Common Stock, $1.00 par value per share

================================================================

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
September 30, 2005

Part I - Financial Information	Page

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets
September 30, 2005 and 2004 and December 31, 2004	3

Consolidated Statements of Income
for the Nine Months Ended September 30, 2005 and 2004
and for the Three Months Ended September 30, 2005 and 2004	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Nine Months Ended September 30, 2005 and 2004	5

Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2005 and 2004	6

Condensed Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	9-16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17-21

Item 4. Controls and Procedures	21

Part II - Other Information
Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	22
Signatures	23

Part I - Financial Information

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of The Savannah Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheets of The Savannah Bancorp, Inc. and its subsidiaries as of September 30, 2005 and 2004 and the related consolidated statements of income for the three and nine month periods ended September 30, 2005 and 2004 and the changes in shareholders’ equity and cash flows for the nine months ended September 30, 2005 and 2004 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2005. These interim financial statements are the responsibility of the Company's management.

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

/s/ BDO Seidman, LLP

Atlanta, Georgia
November 10, 2005

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

($ in thousands, except share data)	9/30/05	12/31/04	9/30/04
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$16,918	$11,164	$11,274
Federal funds sold	9,791	12,521	9,145
Interest-bearing deposits in banks	13,827	13,211	9,876
Cash and cash equivalents	40,536	36,896	30,295
Securities available for sale, at fair value (amortized
cost of $41,379 and $40,349 at September 30, 2005 and 2004
$41,196 at December 31, 2004)	41,206	41,505	40,932
Loans held for sale	13,536	26,471	25,517
Loans, net of allowance for credit losses of $7,576 and $6,180
at September 30, 2005 and 2004 and $6,389 at December 31, 2004	593,978	493,479	465,120
Premises and equipment, net	4,727	4,785	4,741
Other real estate owned	-	460	500
Bank-owned life insurance	5,497	5,349	5,302
Other assets	13,602	8,396	7,609
Total assets	$713,082	$617,341	$580,016

Liabilities
Deposits:
Noninterest-bearing	$94,867	$83,790	$74,231
Interest-bearing demand	90,502	86,402	81,917
Savings	19,637	18,423	19,319
Money market accounts	111,625	83,443	79,418
Time deposits	286,672	234,062	210,702
Total deposits	603,303	506,120	465,587
Securities sold under repurchase agreements,
federal funds purchased and short-term borrowings	17,227	35,069	39,858
Federal Home Loan Bank advances - long term	20,577	20,837	20,937
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	4,969	4,934	4,308
Total liabilities	656,386	577,270	541,000
Shareholders' equity
Common stock, par value $1 per share: authorized
20,000,000 shares; issued 4,591,339 and 3,290,223 shares
at 9/30/05 and 9/30/04, respectively, 4,112,448 at 12/31/04	4,591	4,112	3,290
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Treasury stock, 267 and 226 shares at September 30, 2005
and 2004 and 267 shares at December 31, 2004	(4)	(4)	(4)
Additional paid-in capital	36,269	24,232	25,054
Retained earnings	16,171	11,539	10,315
Accumulated other comprehensive (loss) income	(331)	192	361
Total shareholders' equity	56,696	40,071	39,016
Total liabilities and shareholders' equity	$713,082	$617,341	$580,016

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Income Statements
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except share data)	2005	2004	2005	2004
Interest and dividend income
Loans, including fees	$10,109	$6,562	$27,567	$17,982
Loans held for sale	304	432	1,108	986
Debt securities:
Taxable	333	344	952	995
Tax-exempt	50	64	173	216
Dividends	23	26	101	66
Deposits with banks	123	64	302	118
Federal funds sold	108	19	222	59
Total interest and dividend income	11,050	7,511	30,425	20,422
Interest expense
Deposits	3,329	1,698	8,757	4,501
Securities sold under repurchase agreements,
federal funds purchased and short-term borrowings	160	208	509	441
Federal Home Loan Bank advances - long-term	253	258	756	768
Subordinated debt	159	66	442	196
Total interest expense	3,901	2,230	10,464	5,906
Net interest income	7,149	5,281	19,961	14,516
Provision for credit losses	375	320	1,195	1,195
Net interest income after provision for credit losses	6,774	4,961	18,766	13,321
Noninterest income
Customer service fees	402	423	1,216	1,214
Mortgage related income, net	260	255	790	730
Trust fees	125	110	358	324
Other income	288	241	777	650
Gain (loss) on sale of other real estate owned	18	-	(6)	91
Total noninterest income	1,093	1,029	3,135	3,009
Noninterest expense
Salaries and employee benefits	2,422	2,139	7,056	6,100
Occupancy and equipment	580	490	1,643	1,433
Information technology	317	267	916	792
Other operating expenses	920	796	2,599	2,094
Total noninterest expense	4,239	3,692	12,214	10,419
Income before income taxes	3,628	2,298	9,687	5,911
Income tax expense	1,274	754	3,368	1,950
Net income	$2,354	$1,544	$6,319	$3,961
Net income per share:
Basic	$0.54	$0.38	$1.50	$0.97
Diluted	$0.53	$0.37	$1.46	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

						Accumulated
				Additional		Other
($ in thousands, except share data)	Common	Common	Treasury	Paid-in	Retained	Comprehensive	Total
	Shares	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2003	3,290,223	$ 3,290	($ 147)	$ 25,109	$ 7,965	$ 554	$ 36,771
Comprehensive income:
Net income					3,961		3,961
Change in unrealized losses
on securities available for
sale, net of tax						(193)	(193)
Total comprehensive income							3,768

Cash dividends - $.392 per share					(1,611)		(1,611)

Exercise of options			143	(55)			88
Balance, September 30, 2004	3,290,223	$ 3,290	$ (4)	$ 25,054	$ 10,315	$ 361	$ 39,016

Balance, December 31, 2004	4,112,448	$ 4,112	($ 4)	$ 24,232	$ 11,539	$ 192	$ 40,071
Comprehensive income:
Net income					6,319		6,319
Change in unrealized losses
on securities available for
sale, net of tax						(299)	(299)
Net change in fair value of
derivative instruments, net
of tax						(224)	(224)
Total comprehensive income							5,796

Cash dividends - $.405 per share					(1,687)		(1,687)

Issuance of common stock	397,273	397		11,203			11,600

Exercise of options	81,618	82		834			916
Balance, September 30, 2005	4,591,339	$ 4,591	$ (4)	$ 36,269	$ 16,171	($ 331)	$ 56,696

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
($ in thousands)	2005	2004
Operating activities
Net income	$ 6,319	$ 3,961
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for credit losses	1,195	1,195
Loans originated for sale	(72,079)	(80,845)
Proceeds from sale of loans originated for sale	76,253	66,103
Net amortization of securities	82	141
Depreciation and amortization	598	520
Increase in deferred income taxes, net	(382)	(359)
Gain on sale of loans, net	(496)	(382)
Loss (gain) on sale of foreclosed assets	6	(91)
Increase in CSV of bank-owned life insurance policies	(148)	(179)
Change in other assets and other liabilities, net	(1,186)	(326)
Net cash provided by (used in) operating activities	10,162	(10,262)
Investing activities
Activity in available for sale securities
Purchases	(13,400)	(24,669)
Maturities and calls	13,135	22,376
Loan originations and principal collections, net	(92,437)	(84,651)
Proceeds from sale of foreclosed assets	454	798
Investment in low income housing tax credits	(613)	(1,975)
Investment in real estate partnerships	(2,669)	-
Additions to premises and equipment	(540)	(444)
Net cash used in investing activities	(96,070)	(88,565)
Financing activities
Net increase (decrease) in noninterest-bearing deposits	11,077	(2,942)
Net increase in interest-bearing deposits	86,106	79,383
Net (decrease) increase in securities sold under agreements
to repurchase, federal funds sold and short-term borrowings	(17,842)	17,609
Net (decrease) increase in FHLB advances - long-term	(260)	528
Issuance of subordinated debt	-	4,124
Proceeds from note payable	-	1,070
Payments on note payable	(362)	(100)
Dividend payments	(1,687)	(1,611)
Issuance of common stock	11,600	-
Exercise of options	916	88
Net cash provided by financing activities	89,548	98,149
Increase (decrease) in cash and cash equivalents	3,640	(678)
Cash and cash equivalents at beginning of year	36,896	30,973
Cash and cash equivalents at end of period	$ 40,536	$ 30,295

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2004. Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Savannah Bank, N.A. and Bryan Bank & Trust (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances. Cash reserves of $1,662,000 and $1,430,000 were required as of September 30, 2005 and December 31, 2004, respectively. The Company pledged interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities purchased under agreements to resell. Pledged cash balances were $12,122,000 and $12,700,000 at September 30, 2005 and December 31, 2004, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Average number of common shares outstanding - basic	4,346,000	4,113,000	4,224,000	4,108,000
Effect of dilutive options	121,000	91,000	116,000	97,000
Average number of common shares outstanding - diluted	4,467,000	4,204,000	4,340,000	4,205,000

Note 4 - Accounting for Stock-Based Compensation

The Company has one stock-based employee compensation plan. As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), the Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Statement No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations. Because all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company’s application of APB 25. The Company did not issue any options to employees or non-employees for the three month period ended September 30, 2005 or 2004.

Note 4 - Accounting for Stock-Based Compensation (continued)

The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:
	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income - as reported	$2,354	$1,544	$6,319	$3,961
Stock-based compensation expense, net of tax	(23)	(31)	(69)	(61)
Net income - pro forma	$2,331	$1,513	$6,250	$3,900
Net income per share - basic - as reported	$0.54	$0.38	$1.50	$0.97
Net income per share - basic - pro forma	$0.54	$0.37	$1.48	$0.95
Net income per share - diluted - as reported	$0.53	$0.37	$1.46	$0.94
Net income per share - diluted - pro forma	$0.52	$0.36	$1.44	$0.93

29,503 and 43,750 options were granted in the first nine months of 2005 and 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is calculated on a basis consistent with the assumptions shown in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 5 - Recent Accounting Pronouncements

In April 2005, the SEC delayed the effective date of the Financial Accounting Standards Board’s Statement No. 123R (“Statement No. 123R”) to require the fair value of employee stock options to be expensed. Statement No. 123R was scheduled to take effect beginning with the Company’s first reporting period after June 15, 2005. The delay enables the Company to implement Statement No. 123R at the beginning of the Company’s next fiscal year that begins after June 15. The adoption of Statement No. 123R is not expected to have a material effect on the Company’s financial statements.

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

Overview

For a comprehensive presentation of the Company’s financial condition at September 30, 2005 and 2004 and results of operations for the three and nine month periods ended September 30, 2005 and 2004, the following analysis should be reviewed with other information including the Company’s December 31, 2004 Annual Report on Form 10-K.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

The Savannah Bancorp, Inc. and Subsidiaries
Third Quarter Financial Highlights
September 30, 2005 and 2004
(Unaudited)
($ in thousands, except share data)
Balance Sheet Data
at September 30	2005	2004	% Change
Total assets	$ 713,082	$ 580,016	23
Interest-earning assets	678,974	556,075	22
Loans	601,554	471,300	28
Allowance for credit losses	7,576	6,180	23
Nonaccruing loans	1,113	112	894
Loans past due 90 day - accruing	852	19	NM
Other real estate owned	-	500	0
Deposits	603,303	465,587	30
Interest-bearing liabilities	556,550	462,461	20
Shareholders' equity	56,696	39,016	45
Allowance for credit losses to total loans	1.26%	1.31%	(3.8)
Nonperforming assets to total
loans and other real estate owned	0.33%	0.13%	154
Loan to deposit ratio	99.71%	101.23%	(1.5)
Equity to assets	7.95%	6.73%	18
Tier 1 capital to risk-weighted assets	11.36%	10.56%	7.6
Total capital to risk-weighted assets	12.62%	11.81%	6.9
Book value per share	$ 12.35	$ 9.49	30
Outstanding shares	4,591	4,112	12
Market value per share	$ 34.50	$ 22.16	56

Performance Ratios
For the Third Quarter	2005	2004	% Change
Net income	$ 2,354	$ 1,544	52
Return on average assets	1.34%	1.06%	27
Return on average equity	19.16%	15.96%	20
Net interest margin	4.28%	3.82%	12
Efficiency ratio	51.43%	58.51%	(12)
Per share data:
Net income - basic	$ 0.54	$ 0.38	42
Net income - diluted	$ 0.53	$ 0.37	43
Dividends	$ 0.135	$ 0.132	2.3
Average shares:
Basic	4,346	4,113	5.7
Diluted	4,467	4,204	6.3

For the First Nine Months	2005	2004	% Change
Net income	$ 6,319	$ 3,961	60
Return on average assets	1.25%	0.98%	28
Return on average equity	19.20%	14.01%	37
Net interest margin	4.17%	3.79%	10
Efficiency ratio	52.88%	59.45%	(11)
Per share data:
Net income - basic	$ 1.50	$ 0.97	55
Net income - diluted	$ 1.46	$ 0.94	55
Dividends	$ 0.405	$ 0.392	3.3
Average shares:
Basic	4,224	4,108	2.8
Diluted	4,340	4,205	3.2

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
Critical Accounting Estimate
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the nine month period ended September 30, 2005 compare with the same period in 2004. Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company." The Savannah Bank, N.A. is referred to as "Savannah," Bryan Bank & Trust is referred to as “Bryan” and Harbourside Mortgage Company, a loan production office and division of Savannah, is referred to as “Harbourside”. Collectively, Savannah and Bryan are referred to as the “Subsidiary Banks.”

The averages used in this report are based on daily balances for each respective period.

The Company is headquartered in Savannah, Georgia and, as of September 30, 2005 had six banking offices and seven ATMs in Savannah, Chatham County and Richmond Hill, Georgia. The Company also has mortgage lending offices in Savannah, Richmond Hill and Hilton Head Island, South Carolina.

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

SAVB has applied to the Office of Thrift Supervision, the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve Bank of Atlanta for permission to organize a new federal stock thrift institution to be known as Harbourside Community Bank (“HCB”). This proposed savings bank will be the Company’s third banking subsidiary. Subject to regulatory approval, HCB is projected to open during the fourth quarter of 2005 or early in the first quarter of 2006. The business of Harbourside will be expanded to a full service banking operation under this charter.

The primary risks to the Company include any trend or event that would cause or result in a significant decline in local employment, real estate values or a decline in loans and core deposits. The Company operates in very competitive markets with the related challenges of competitive pricing on loans, deposits and other banking services. The Company currently has a need to attract brokered deposits to fund loan growth. Competition for the best talent is also a strategic challenge faced in competitive markets. Regulatory and reputation risks related to the Bank Secrecy Act, privacy and data security exist for all companies in the banking industry.

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

Critical Accounting Estimate - Allowance for Credit Losses

The Company considers its policies regarding the allowance for credit losses to be its most critical accounting estimate due to the significant degree of management judgment involved. The allowance for credit losses is established through charges in the form of a provision for credit losses based on management's continuous evaluation of the loan portfolio. Credit losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb credit losses inherent in the loan portfolio at September 30, 2005. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations and concentrations of credit. Other factors affecting the allowance are market interest rates, average loan size, portfolio maturity and composition, collateral values and general economic conditions. Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the allowance amount.

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

The allowance for credit losses totaled $7,576,000, or 1.26 percent of total loans, at September 30, 2005. This is compared to an allowance of $6,389,000, or 1.28 percent of total loans, at December 31, 2004. For the nine months ended September 30, 2005, the Company reported net charge-offs of $8,000. This is compared to net charge-offs of $82,000, or 0.03 percent of average loans on an annualized basis for the first nine months of 2004. During the first nine months of 2005 and 2004, a provision for credit losses of $1,195,000 was added to the allowance for credit losses. Significant growth in the loan portfolio in both years combined with larger credit exposures in a new market provides the primary basis for the provision for credit losses.

If the allowance for credit losses had changed by 5 percent, the effect on net income would have been approximately $235,000. If the allowance had to be increased by this amount, it would not have changed the Subsidiary Banks’ status as well-capitalized financial institutions.

The Company's nonperforming assets consist of other real estate owned, loans on nonaccrual status and loans which are contractually past due 90 days or more on which interest is still being accrued. Nonaccrual loans of $1,113,000 and loans past due 90 days or more of $852,000 totaled $1,965,000, or 0.33 percent of gross loans, at September 30, 2005 compared to $538,000, or 0.11 percent of gross loans, at December 31, 2004. The increase in nonperforming loans primarily relates to specific isolated circumstances impacting a few borrowers and is not indicative of overall portfolio concerns. No significant losses are anticipated on these loans. Generally, loans are placed on nonaccrual status when the collection in full of the principal or interest becomes doubtful. Nonperforming assets at December 31, 2004 also included $460,000 of other real estate owned.

Impaired loans under Statement of Financial Accounting Standards No. 114 were all on nonaccrual status and totaled $1,113,000 and $538,000 at September 30, 2005 and December 31, 2004, respectively.

Results of Operations

Third Quarter, 2005 Compared to the Third Quarter, 2004

Net income in the third quarter 2005 was $2,354,000, up 52 percent from $1,544,000 in the third quarter 2004. This represents annualized returns of 19.16 percent on average equity and 1.34 percent on average assets in the third quarter 2005. Third quarter diluted earnings per share was $0.53 in 2005 compared to $0.37 for 2004.

Third quarter average assets increased 20 percent to $698 million in 2005 from $580 million in 2004. Total assets were $713 million and $580 million at September 30, 2005 and 2004, respectively, an increase of 23 percent. Third quarter net interest income was $7,149,000 in 2005 as compared to $5,281,000 in 2004, an increase of $1,868,000, or 35 percent. Third quarter average loans were $579 million in 2005, 28 percent higher when compared to $454 million in 2004. The third quarter net interest margin increased to 4.28 percent in 2005 from 3.82 percent in the same period in 2004. The federal funds target rate was increased by 25 basis points at each of eleven consecutive Fed meetings from June 2004 to September 2005. The prime rate increased from 4.00 percent to 6.75 percent during the 15 month period ended September 30, 2005. As shown in Table 2, the increase in net interest margin was primarily due to the significant rise in loan rates over the prior 12 months. As shown in Table 1, the Company’s balance sheet is asset-sensitive, which means that interest-earning assets reprice faster than interest-bearing liabilities. Higher interest rates favorably impact the net interest margin of an asset-sensitive balance sheet.

The third quarter provision for credit losses was $375,000 for 2005, compared to $320,000 for the comparable period of 2004. Changes in the provision each year are impacted as discussed under the "Allowance for Credit Losses" section above. Third quarter loan growth was $29.2 million in 2005, primarily in real estate loans, compared to $26.9 million in loan growth in the third quarter 2004. Higher nonperforming asset levels and higher 2005 loan growth are the primary reasons for the slightly higher provision for credit losses in 2005.

Third quarter noninterest income was $1,093,000 in 2005 compared to $1,029,000 in 2004, an increase of $64,000 or 6.2 percent. Third quarter noninterest income included mortgage banking related income, net of direct production costs, of $260,000 in 2005 compared to $255,000 in 2004, an increase of $5,000 or 2.0 percent. Customer service fees declined 5.0 percent, or $21,000 primarily due to higher earnings credits on commercial accounts in the higher interest rate environment. No market valuation adjustments were required for loans held for sale during the third quarter of 2005 and 2004.

Third quarter noninterest expense was $4,239,000 in 2005 compared to $3,692,000 in 2004, an increase of $547,000, or 15 percent. Third quarter salaries and employee benefits expense increased $283,000, or 13 percent in 2005 primarily due to increased staff, higher incentive accruals and normal salary increases. Third quarter information technology expenses increased approximately $50,000, or 19 percent, primarily due to the Harbourside expansion, improved systems capabilities and account / transaction volume increases.

The third quarter provision for income taxes was $1,274,000 in 2005 and $754,000 in 2004. The combined effective federal and state tax rates were 35.1 percent and 32.8 percent in the third quarter of 2005 and 2004, respectively. The increase in the effective rate was due primarily to lower tax-exempt income and proportionally higher taxable income in 2005. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

At September 30, 2005, Harbourside had total loans and loans held for sale of $116 million, up $48 million from a year earlier. Harbourside’s earnings for the third quarter of 2005 were $269,000 and they were $747,000 for the first nine months of 2005. This compares with third quarter 2004 earnings of $46,000 and a loss of $34,000 for the first nine months of 2004.

First Nine Months, 2005 Compared with 2004

Net income in the first nine months 2005 was $6,319,000, up 60 percent from $3,961,000 in the first nine months 2004. This represents annualized returns of 19.20 percent on average equity and 1.25 percent on average assets in the first nine months 2005. During the first nine months, diluted earnings per share was $1.46 in 2005, an increase of 55 percent compared to $0.94 for the same period in 2004.

Average total assets for the first nine months increased 25 percent to $674 million in 2005 from $541 million in 2004. Total assets were $713 million and $580 million at September 30, 2005 and 2004, respectively, an increase of 23 percent.

The first nine months net interest income was $19,961,000 in 2005 compared to $14,516,000 in 2004, an increase of $5,445,000, or 38 percent. First nine months average loans were $554 million in 2005, 29 percent higher when compared to $428 million in 2004. As shown in Table 3, the first nine months net interest margin increased to 4.17 percent in 2005 from 3.79 percent in 2004, primarily due to higher interest rates on loans. The Fed has communicated a bias toward further interest rate increases. Higher interest rates are expected to continue to positively impact the net interest margin; however, higher interest rates could also negatively impact loan growth.

The provision for credit losses for the first nine months of 2005 and 2004 was $1,195,000. Changes in the provision each year are impacted as discussed under the "Allowance for Credit Losses" section above. Loan growth for the first nine months was $102 million in 2005 and $85 million in 2004. First nine months net charge-offs were $8,000 in 2005 compared with $82,000 in 2004. Uncertain economic conditions, significant loan growth in a new market and borrower sensitivity to rising rates are the primary reasons for the relatively high provisions for credit losses compared to net charge-offs in 2005 and 2004.

First nine months noninterest income was $3,135,000 in 2005 compared to $3,009,000 in 2004, an increase of $126,000 or 4.2 percent. First nine months noninterest income included mortgage banking related income, net of direct production costs, of $790,000 in 2005 compared to $730,000 in 2004, an increase of $60,000 or 8.2 percent. The sale of other real estate owned also resulted in a loss of $6,000 in 2005 and a gain of $91,000 in 2004. No market valuation adjustments were required for loans held for sale during the first nine months of 2005 and 2004.

First nine months noninterest expense was $12,214,000 in 2005 compared to $10,419,000 in 2004, an increase of $1,795,000, or 17 percent. First nine months salaries and employee benefits expense increased $956,000, or 16 percent in 2005 primarily due to increased staff, higher incentive accruals and normal salary increases. Equipment and technology expenses increased significantly over the prior year related to new and enhanced technology systems and consulting/installation costs related to credit administration, mortgage banking, interest rate risk management, Check 21 and other systems.

The first nine months provision for income taxes was $3,368,000 in 2005 and $1,950,000 in 2004. The combined effective federal and state tax rates were 34.8 percent and 33.0 percent in 2005 and 2004, respectively. The increase in the effective rate was due primarily to lower tax-exempt income on investments and proportionally higher taxable income in 2005. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

Financial Condition and Capital Resources

Balance Sheet Activity

The major changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows. The first nine months increase in loans of $102 million in 2005 was funded primarily by $97 million in deposits. Deposit growth included $26 million in time deposits issued through brokers.

Average total assets increased 21 percent to $674 million in the first nine months of 2005 from $557 million on December 31, 2004. Total assets were $713 million and $580 million at September 30, 2005 and 2004, respectively, an increase of 23 percent. Harbourside accounted for approximately $117 million in assets at September 30, 2005.

The Company has classified all investment securities as available for sale. Higher interest rates resulted in an overall decrease in unrealized gains on investment securities which is included in shareholders’ equity at September 30, 2005 and 2004 as accumulated other comprehensive income (loss), net of tax.

The mortgage lending opportunities created by Harbourside impact the funding sources, capital requirements and liquidity of Savannah. Historically, deposits at Savannah have been obtained from local customers. Since February 2004, funding sources have been expanded and total deposits included brokered time deposits of $110 million at September 30, 2005 and $63 million at September 30, 2004. Additional short-term borrowings from the FHLB were also used, primarily to fund loans held for sale. Brokered deposits declined by $12 million in the third quarter due to maturities which were not replaced. Increased local core deposits during the third quarter funded loan growth and reduced brokered deposit usage.

Loans

The following table shows the composition of the loan portfolio as of September 30, 2005 and December 31, 2004, including a more detailed breakdown of real estate secured loans by collateral type and purpose. Certain amounts from prior periods have been reclassified to conform to the current presentation.

($ in thousands)	9/30/05	% of Total	12/31/04	% of Total	% Dollar Change
Non-residential real estate
Owner-occupied	$ 92,281	15	$ 100,702	20	(8)
Non owner-occupied	74,012	12	70,529	14	5
Construction	10,469	2	7,710	2	36
Commercial land and lot development	32,769	5	24,645	5	33
Total non-residential real estate	209,531	34	203,586	41	3
Residential real estate
Owner-occupied - 1-4 family	66,161	11	50,205	10	32
Non owner-occupied - 1-4 family	59,078	10	48,967	10	21
Construction	100,928	17	65,451	13	54
Residential lots	45,819	8	32,441	7	41
Residential land and lot development	25,170	4	11,232	2	124
Home equity lines	39,274	7	35,529	7	11
Total residential real estate	336,430	57	243,825	49	38
Total real estate loans	545,961	91	447,411	90	22
Commercial	42,158	7	37,049	7	14
Consumer	14,660	2	16,365	3	(10)
Unearned fees	(1,225)	-	(957)	-	28
Total loans, net of unearned fees	$ 601,554	100	$ 499,868	100	20

Capital Resources

The OCC has adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC assesses FDIC insurance premiums based on certain “well-capitalized” risk-based and equity capital ratios. As of September 30, 2005, the Company and the Subsidiary Banks exceeded the minimum requirements necessary to be classified as “well-capitalized.”

Total tangible equity capital for the Company was $56.7 million, or 7.95 percent of total assets at September 30, 2005. The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

					Well-
($ in thousands)	Company	Savannah	Bryan	Minimum	Capitalized
Qualifying Capital
Tier 1 capital	$67,027	$41,227	$13,312	-	-
Total Capital	74,401	46,761	15,101	-	-

Leverage Ratios
Tier 1 capital to average assets	9.60%	7.78%	7.99%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk-weighted assets	11.36%	9.32%	9.30%	4.00%	6.00%
Total capital to risk-weighted assets	12.62%	10.57%	10.55%	8.00%	10.00%

Tier 1 and total capital at the Company level includes $10 million of subordinated debt issued to the Company’s nonconsolidated subsidiaries. Total capital also includes the allowance for credit losses up to 1.25 percent of risk-weighted assets.

The Subsidiary Banks’ higher asset growth rates during the last twelve months have resulted in lower capital ratios at the Subsidiary Banks. In August 2005, the Company completed the sale of 397,273 shares of common stock in a private placement for net proceeds of $11.6 million. The proceeds will be used to capitalize HCB and for other general corporate purposes. The capital ratios are significantly above the well-capitalized threshold, except for the Total Capital to Risk-Weighted Assets ratios at the Subsidiary Banks which are at levels which require short-term and long-term planning as well as regular monitoring. The Company currently has sufficient access to borrowings and the capital markets to maintain the well-capitalized status of the Subsidiary Banks.

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

In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the FHLB, temporary federal funds purchased lines with correspondent banks and non-local time deposits through brokers and an Internet bulletin board service. Contingency funding and liquidity sources include the ability to sell loans or participations in certain loans to investors and borrowing from the Federal Reserve Bank of Atlanta discount window.

Savannah and Bryan have credit lines approved by the FHLB of 20 percent and 16 percent of assets, respectively, subject to the FHLB collateral requirements. Both Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB. Under these agreements, the Subsidiary Banks have credit lines up to 80 percent of the FHLB qualifying collateral value of their 1-4 family first mortgage loans. In addition, Savannah’s credit line includes up to 50 percent of the FHLB qualifying collateral value of home equity lines of credit and second mortgage loans. In aggregate, the Company has FHLB borrowing capacity of approximately $135 million of which $21 million was advanced at September 30, 2005. Based upon qualifying collateral reports filed with the FHLB, the Company has immediate access to approximately $73 million of additional advances. These credit arrangements serve as a core funding source as well as a liquidity backup source for the Banks. The Subsidiary Banks also have conditional federal funds borrowing lines available from upstream correspondent banks that can provide $15-20 million of temporary funding needs for 30-60 days.

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

The Company’s cash flow maturity and repricing gap at September 30, 2005 was approximately $189 million at one year, or 28 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $11 million, or 1.6 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap.

The Company is asset-sensitive within one year and is well-positioned for the current rising rate environment, which began in the second quarter 2004. The Fed increased the federal funds target rate by 25 basis points eleven times between June 30, 2004 and September 30, 2005. It has communicated a bias toward higher interest rates implemented in a measured process, at least into early 2006.

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

Management monitors interest rate risk quarterly using rate-sensitivity forecasting models and other balance sheet analytical reports. If and when projected interest rate risk exposures are outside of policy tolerances or desired positions, specific strategies to return interest rate risk exposures to desired levels are developed and approved by the Asset-Liability Committee (“ALCO”) and reported to the Board by management. Management upgraded its interest rate risk reporting systems by engaging outside balance sheet consultants during the second quarter of 2005. Better forecasting models are especially valuable during periods of volatile interest rates, rapid growth and changing interest rate yield curves. ALCO has agreed to implement strategies to reduce the Company’s asset-sensitive position, primarily through the use of short maturity funding sources and hedging strategies such as interest rate floors, collars and/or swaps. In the second quarter, the Company entered into a prime-based five year floor transaction for a notional amount of $35 million and a 6% strike rate. During the third quarter the Company entered into a five year prime-based collar for a notional amount of $40 million transaction that includes a 6% floor and 9% cap rate.

Table 1 - Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of September 30, 2005:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	years	years	years	Total
Interest-earning assets
Investment securities	$ -	$ 5,937	$ 7,899	$ 18,633	$ 6,894	$ 2,016	$ 41,379
Interest-bearing deposits	13,827	-	-	-	-	-	13,827
Federal funds sold	9,791	-	-	-	-	-	9,791
Loans held for sale	-	11,763	1,773	-	-	-	13,536
Loans - fixed rates	-	29,670	84,317	115,988	37,894	8,557	276,426
Loans - variable rates	-	299,273	9,066	14,436	1,017	223	324,015
Total interest-earnings assets	23,618	346,643	103,055	149,057	45,805	10,796	678,974
Interest-bearing liabilities
NOW and savings	-	5,507	11,014	27,535	33,041	33,042	110,139
Money market accounts	-	16,744	39,069	22,325	33,487	-	111,625
Time deposits	-	54,216	129,943	91,389	11,121	3	286,672
FHLB advances - long-term	-	101	266	1,626	1,584	17,000	20,577
Other borrowings	878	16,349	-	-	-	-	17,227
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	878	103,227	180,292	142,875	79,233	50,045	556,550
Gap-Excess Assets (Liabilities)	22,740	243,416	(77,237)	6,182	(33,428)	(39,249)	122,424
Gap-Cumulative	$ 22,740	$ 266,156	$ 188,919	$ 195,101	$ 161,673	$ 122,424	$ 122,424
Cumulative sensitivity ratio *	26.90	3.56	1.66	1.46	1.32	1.22	1.22

* Cumulative interest-earning assets / cumulative interest-bearing liabilities

Table 2 - Average Balance Sheet and Rate/Volume Analysis - Third Quarter 2005 and 2004

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilities during the third quarter of 2005 and 2004.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
9/30/05	9/30/04	9/30/05	9/30/04		9/30/05	9/30/04	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 14,486	$ 18,387	3.37	1.38	Interest-bearing deposits	$ 123	$ 64	$ 59	$ 92	($ 33)
37,124	37,943	3.80	3.86	Investments - taxable	356	369	(13)	(6)	(7)
3,851	5,406	11.02	9.17	Investments - non-taxable	107	125	(18)	25	(43)
13,210	5,120	3.24	1.47	Federal funds sold	108	19	89	23	66
20,273	33,636	5.95	5.10	Loans held for sale	304	432	(128)	72	(200)
579,253	453,688	6.92	5.74	Loans	10,109	6,562	3,547	1,349	2,198
668,197	554,180	6.59	5.42	Total interest-earning assets	11,107	7,571	3,536	1,634	1,902
30,113	26,215			Non-int. earning assets
$698,310	$580,395			Total assets

				Liabilities and equity
				Deposits
$ 86,908	$ 81,235	0.76	0.36	NOW accounts	167	74	93	82	11
20,175	19,506	1.00	0.49	Savings accounts	51	24	27	25	2
110,708	78,112	2.47	1.06	Money market accounts	690	209	481	278	203
79,339	68,974	3.55	2.74	Cd's, $100M or more	710	476	234	141	93
116,212	54,075	3.27	2.96	Cd's, broker	957	403	554	42	512
87,674	77,123	3.41	2.63	Other time deposits	754	512	242	152	90
				Total interest-bearing
501,016	379,025	2.64	1.78	deposits	3,329	1,698	1,631	822	809
20,627	20,981	4.87	4.88	FHLB advances - LT	253	258	(5)	(1)	(4)
20,320	51,576	3.12	1.60	Other borrowings	160	208	(48)	198	(246)
10,310	7,217	6.12	3.63	Subordinated debt	159	66	93	45	48
				Total interest-bearing
552,273	458,799	2.80	1.93	liabilities	3,901	2,230	1,671	1,006	665
91,845	79,337			Noninterest-bearing deposits
5,447	3,887			Other liabilities
48,745	38,372			Shareholders' equity
$698,310	$580,395			Liabilities and equity
		3.79	3.49	Interest rate spread
		4.28	3.82	Net interest margin
				Net interest income	$7,206	$5,341	$1,865	$ 628	$1,237
$115,924	$95,381			Net earning assets
$592,861	$458,362			Average deposits
		2.23	1.47	Average cost of deposits
98%	99%			Average loan to deposit ratio

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

Table 3 - Average Balance Sheet and Rate/Volume Analysis - First Nine Months 2005 and 2004

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilities during the first nine months of 2005 and 2004.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
YTD	YTD	YTD	YTD		YTD	YTD	Vari-
9/30/05	9/30/04	9/30/05	9/30/04		9/30/05	9/30/04	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 13,924	$ 14,139	2.90	1.11	Interest-bearing deposits	$ 302	$ 118	$ 184	$ 189	($ 5)
35,965	35,267	3.92	4.01	Investments - taxable	1,054	1,061	(7)	(24)	17
4,481	5,790	10.23	9.11	Investments - non-taxable	343	396	(53)	49	(102)
10,097	7,590	2.94	1.04	Federal funds sold	222	59	163	108	55
26,066	25,631	5.68	5.12	Loans held for sale	1,108	986	122	107	15
554,425	427,687	6.65	5.60	Loans	27,567	17,982	9,585	3,359	6,226
644,958	516,104	6.34	5.32	Total interest-earning assets	30,596	20,602	9,994	3,937	6,057
28,665	25,065			Non-int. earning assets
$673,623	$541,169			Total assets

				Liabilities and equity
				Deposits
$ 87,473	$ 84,571	0.67	0.35	NOW accounts	437	225	212	202	10
20,199	18,718	0.91	0.50	Savings accounts	138	70	68	57	11
99,347	74,328	2.23	0.99	Money market accounts	1,656	553	1,103	689	414
73,350	70,113	3.32	2.75	CDs, $100M or more	1,820	1,445	375	299	76
116,660	33,209	3.19	2.86	CDs, broker	2,785	712	2,073	82	1,991
81,804	77,351	3.14	2.58	Other time deposits	1,921	1,496	425	324	101
				Total interest-bearing
478,833	358,290	2.45	1.67	deposits	8,757	4,501	4,256	2,090	2,166
20,715	20,817	4.88	4.91	FHLB advances - LT	756	768	(12)	(5)	(7)
26,383	39,599	2.58	1.48	Other borrowings	509	441	68	326	(258)
10,310	6,598	5.73	3.96	Subordinated debt	442	196	246	87	159
				Total interest-bearing
536,241	425,304	2.61	1.85	liabilities	10,464	5,906	4,558	2,418	2,140
88,447	75,387			Noninterest-bearing deposits
4,926	2,803			Other liabilities
44,009	37,675			Shareholders' equity
$673,623	$541,169			Liabilities and equity
		3.73	3.47	Interest rate spread
		4.17	3.79	Net interest margin
				Net interest income	$20,132	$14,696	$5,436	$ 1,519	$3,917
$108,717	$90,800			Net earning assets
$567,280	$433,677			Average deposits
		2.06	1.38	Average cost of deposits
98%	99%			Average loan to deposit ratio

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

   Table 4 - Off-Balance Sheet Arrangements

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business. At September 30, 2005, the Company had unfunded commitments to extend credit of $150.8 million and outstanding stand-by letters of credit of $7.0 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

During the third quarter the Company entered into a five year prime-based collar for a notional amount of $40 million that includes a 6% floor and 9% cap rate. The Company also has in place a five year prime-based floor for a notional amount of $35 million and a 6% strike rate.

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
FHLB advances - long-term	$20,577	$364	$16,627	$1,586	$2,000
Subordinated debt	10,310	-	-	-	10,310
Operating leases - buildings	1,630	576	847	207	-
Information technology contracts	245	199	46	-	-
Total	$32,762	$1,139	$17,520	$1,793	$12,310

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

On August 30, 2005, The Savannah Bancorp, Inc. (the “Company”) announced the completion of the sale of 397,273 shares of common stock to certain accredited investors for approximately $12.2 million in a private placement of unregistered securities. Non-affiliated accredited investors purchased 366,148 shares at $30.50 per share and affiliated accredited investors purchased 31,125 shares at $33.16. NASD rules require that the affiliated investors’ subscription price be no less than the closing bid price on the day prior to execution of the subscription agreements unless shareholder approval is obtained for a discount to market value.

The Company completed the sale of the transaction between August 26-30, 2005 in two separate closings and received approximately $11.6 million in net proceeds after payment of approximately $444,000 in placement fees to the placement agent and other costs of the offering including approximately $62,000 in legal fees to Ellis, Painter, Ratteree & Adams, LLP, of which the Chairman of the Board of the Company is a partner. Approximately $10 million of the net proceeds will be used for the initial capitalization of Harbourside Community Bank with the remaining portion for other corporate purposes of the Company.

The Company's placement agent was Sterne, Agee & Leach, Inc. The Company has 4,591,339 shares outstanding after completion of the private placement sale. The unregistered securities were sold to accredited investors in a private placement transaction not involving a public offering and were therefore exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(2) and Rule 506 of the Securities Act.

A Form S-3 registration statement (Registration No. 333-128724) was filed with the SEC on September 30, 2005 for the 397,273 shares of common stock sold in the private placement. A subsequent Form S-3/A was filed October 17, 2005 and was declared effective on October 21, 2005. The Company will not receive any proceeds from the sale of these shares registered as such shares were registered in order to permit the investors to offer these shares for resale from time to time in the public market. The approximate costs of the registration are $37,000 including approximately $18,000 in legal fees to Ellis, Painter, Ratteree & Adams, LLP.

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

Exhibit 31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Savannah Bancorp, Inc. (Registrant)

Date: 11/10/05	/s/ G. Mike Odom, Jr. G. Mike Odom, Jr. Chief Executive Officer (Principal Executive Officer)

Date: 11/10/05	/s/ John C. Helmken II John C. Helmken II President

Date: 11/10/05	/s/ Robert B. Briscoe Robert B. Briscoe Chief Financial Officer (Principal Financial and Accounting Officer)