Form 10-Q
period 2006-03-31
SAVANNAH BANCORP INC
filed 2006-05-10
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-18560

The Savannah Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-1861820
State of Incorporation	Tax I.D. Number

25 Bull Street, Savannah, GA (Address of principal executive offices)	31401 (Zipcode)

912-629-6486
(Registrant's telephone number, including area code)

[None]
(Former name, former address and former fiscal year,
if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.).

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2006
Common Stock, $1.00 par value per share	4,607,208

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
March 31, 2006

Part I - Financial Information	Page

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets
March 31, 2006 and 2005 and December 31, 2005	3

Consolidated Statements of Income
for the Three Months Ended March 31, 2006 and 2005	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Three Months Ended March 31, 2006 and 2005	5

Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2006 and 2005	6

Condensed Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	9-19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16-19

Item 4. Controls and Procedures	19

Part II - Other Information

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

Part 1 - Financial Information
Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of The Savannah Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheets of The Savannah Bancorp, Inc. and its subsidiaries as of March 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2006 and 2005 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2006. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of The Savannah Bancorp, Inc. as of December 31, 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO Seidman, LLP

Atlanta, Georgia
May 8, 2006

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	March 31,	December 31,	March 31,
	2006	2005	2005
Assets
Cash and due from banks	$ 15,343	$ 14,736	$ 13,976
Federal funds sold	20,245	11,847	16,931
Interest-bearing deposits in banks	3,539	5,885	11,381
Cash and cash equivalents	39,127	32,468	42,288
Securities available for sale, at fair value (amortized
cost of $50,121 at 3/31/06, $44,972 at
12/31/05 and $40,380 at 3/31/05)	49,442	44,438	40,227
Loans held for sale	16,067	10,473	25,041
Loans, net of allowance for credit losses of $8,228 at
3/31/06, $7,813 at 12/31/05 and $6,895 at 3/31/05	633,148	605,854	545,984
Premises and equipment, net	5,750	5,020	4,708
Other real estate owned	-	-	280
Bank-owned life insurance	5,603	5,551	5,402
Other assets	14,950	14,097	9,322
Total assets	$764,087	$717,901	$673,252

Liabilities
Deposits:
Noninterest-bearing	$ 96,645	$ 93,082	$ 84,905
Interest-bearing demand	90,293	93,568	90,345
Savings	19,794	19,319	20,540
Money market	130,132	118,413	91,415
Time deposits	293,117	276,128	282,584
Total deposits	629,981	600,510	569,789
Short-term borrowings	37,589	19,902	26,697
Federal Home Loan Bank advances - long-term	20,395	20,476	20,757
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	6,166	8,160	4,330
Total liabilities	704,441	659,358	631,883

Commitments and contingencies

Shareholders' equity
Common stock, par value $1 per share: authorized
20,000,000 shares; issued 4,607,475 at
3/31/06, 4,591,339 shares at 12/31/05
and 4,153,632 at 3/31/05	4,607	4,591	4,154
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Additional paid-in capital	36,341	36,257	24,553
Retained earnings	19,977	18,272	12,760
Treasury stock, 267 shares	(4)	(4)	(4)
Accumulated other comprehensive loss, net	(1,275)	(573)	(94)
Total shareholders' equity	59,646	58,543	41,369
Total liabilities and shareholders' equity	$764,087	$717,901	$673,252

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
($ in thousands, except share data)

	Three Months Ended March 31,
	2006	2005
Interest and dividend income
Loans, including fees	$11,721	$ 8,214
Loans held for sale	209	435
Investment securities:
Taxable	422	300
Tax-exempt	38	68
Dividends	48	37
Deposits with banks	49	79
Federal funds sold	124	45
Total interest and dividend income	12,611	9,178
Interest expense
Deposits	3,892	2,418
Short-term borrowings	367	235
Federal Home Loan Bank advances	246	250
Subordinated debt	188	134
Total interest expense	4,693	3,037
Net interest income	7,918	6,141
Provision for credit losses	415	505
Net interest income after
provision for credit losses	7,503	5,636
Noninterest income
Service charges on deposit accounts	376	387
Mortgage related income, net	248	254
Trust fees	159	116
Other operating income	289	237
Total noninterest income	1,072	994
Noninterest expense
Salaries and employee benefits	2,692	2,343
Occupancy and equipment	652	512
Information technology	362	301
Other operating expense	1,191	787
Total noninterest expense	4,897	3,943
Income before income taxes	3,678	2,687
Income tax expense	1,327	906
Net income	$ 2,351	$ 1,781
Net income per share:
Basic	$ 0.51	$ 0.43
Diluted	$ 0.50	$ 0.42

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2006 and 2005
($ in thousands)

	Three Months Ended March 31,
	2006	2005
Common shares issued
Shares, beginning of period	4,591,339	4,112,418
Exercise of options	16,136	41,214
Shares, end of period	4,607,475	4,153,632
Treasury shares owned
Shares, beginning of period	267	282
Stock dividend, issuance, net	-	(15)
Shares, end of period	267	267
Common stock
Balance, beginning of period	4,591	4,112
Exercise of options	16	42
Balance, end of period	4,607	4,154
Additional paid-in capital
Balance, beginning of period	36,257	24,232
Share-based compensation activity, net	33	-
Exercise of options	51	321
Balance, end of period	36,341	24,553
Retained earnings
Balance, beginning of period	18,271	11,539
Net income	2,351	1,781
Dividends declared	(645)	(560)
Balance, end of period	19,977	12,760
Treasury stock
Balance, beginning and end of period	(4)	(4)
Accumulated other comprehensive income (loss), net
Balance, beginning of period	(573)	192
Change in net unrealized gains (losses) on securities
available for sale, net of tax	(91)	(286)
Net change in fair value of derivative
instruments, net of tax	(611)	-
Balance, end of period	(1,275)	(94)
Total shareholders' equity	$59,646	$41,369

Other comprehensive income, net
Net income	$ 2,351	$ 1,781
Change in net unrealized gains (losses) on
securities available for sale, net of tax	(91)	(286)
Net change in fair value of derivative
instruments, net of tax	(611)	-
Other comprehensive income, net	$ 1,649	$ 1,495

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,
($ in thousands)	2006	2005
Operating activities
Net income	$ 2,351	$ 1,781
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for credit losses	415	505
Loans originated for sale	(13,527)	(17,797)
Proceeds from sale of loans originated for sale	8,010	19,400
Net amortization of securities	14	33
Depreciation and amortization	197	193
Non-cash stock option compensation	54	-
Decrease in deferred income taxes, net	(175)	(50)
Gain on sale of loans, net	(77)	(173)
Loss on sale of premises and equipment	49	-
Equity in net income of nonconsolidated subsidiary	(50)	-
Increase in CSV of bank-owned life insurance policies	(52)	(53)
Change in other assets and other liabilities, net	(3,063)	(1,129)
Net cash provided by (used in) operating activities	(5,854)	2,710
Investing activities
Activity in available for sale securities
Purchases	(6,888)	(5,936)
Maturities and calls	1,724	6,720
Loan originations and principal collections, net	(27,709)	(53,010)
Investment in low income housing tax credits	8	4
Additions to premises and equipment	(976)	(116)
Net cash used in investing activities	(33,841)	(52,338)
Financing activities
Net increase in noninterest-bearing deposits	3,563	1,115
Net increase in interest-bearing deposits	25,908	62,554
Net increase (decrease) in short-term borrowings to repurchase and federal funds purchased	17,687	(8,372)
Net decrease in FHLB advances	(81)	(80)
Payment on note payable	(145)	-
Dividend payments	(645)	(560)
Exercise of options	67	363
Net cash provided by financing activities	46,354	55,020
Increase in cash and cash equivalents	6,659	5,392
Cash and cash equivalents, beginning of period	32,468	36,896
Cash and cash equivalents, end of period	$39,127	$42,288

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2005. Certain prior period balances and formats have been reclassified to conform to the current period presentation.

The March 31, 2006 financial statements include one month of operations of Harbourside Community Bank (“Harbourside”), a new federal stock savings bank which opened on March 1, 2006. On February 24, 2006, Harbourside entered into a 20-year operating lease on a building at 852 William Hilton Parkway, Hilton Head, SC 29928. The 17,500 square foot building houses the main banking office, executive offices and mortgage banking operations. A 22-person staff (the staff of Harbourside Mortgage Company, a division of The Savannah Bank, N.A.) plus approximately 12 additional bank related staff were hired by Harbourside on March 1, 2006, as initially planned. Servicing rights on approximately $230 million of loans serviced for others were transferred to Harbourside during the first quarter 2006. Total Harbourside loans and deposits of approximately $13.4 million and $24.3 million, respectively, as of March 31, 2006 are included in the consolidated balance sheet.

Note 2 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Savannah Bank, N.A., Bryan Bank & Trust and Harbourside Community Bank (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances. Cash reserves of $1,423,000 and $1,912,000 were required as of March 31, 2006 and December 31, 2005, respectively. The Company pledged interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities purchased under agreements to resell. Pledged cash balances were $1,200,000 at March 31, 2006 and December 31, 2005.

Note 3 - Earnings Per Share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2006	2005
Average number of common shares outstanding - basic	4,607	4,153
Effect of dilutive options	102	106
Average number of common shares outstanding - diluted	4,709	4,259

Note 4 - Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment,” (“SFAS No. 123R”) using the modified prospective method. In accordance with SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

During 1996, the Company adopted the 1995 Stock Option Plan after the approval of shareholders under which it was authorized to issue both incentive stock options and non-qualified stock options. The shareholders authorized additional option shares under the 1995 plan in 2000 which have all been granted.

In 2005, the Company adopted the 2005 Omnibus Stock Ownership and Long Term Incentive Plan (“2005 Stock Incentive Plan”). The total number of options or awards available for issuance at March 31, 2006 under the 2005 Stock Incentive Plan was 176,649 shares of Common Stock. Options granted under both plans have a term of ten years and generally become fully vested by the end of the fifth year.

In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. The following table summarizes compensation costs related to the Company’s stock-based compensation plans (in thousands):

Three Months Ended
Ended
March 31, 2006
Salaries and employee benefits	$ 54

Pre-tax stock-based compensation expense	54
Income tax benefit	21
Total stock-based compensation expense	$ 33

Share-based compensation expense, net of tax, for the first quarter 2005 was $23,000 and was reported in the March 31, 2005 Form 10-Q footnote disclosure in accordance with FAS 148 to report share-based compensation expense under the provisions of FAS 123.

The Company recognizes share-based compensation expense using the graded-vesting attribution method. The remaining unrecognized compensation cost, net of tax, related to unvested awards at March 31, 2006 is $508,000 and the weighted-average period of time over which this cost will be recognized is 6.22 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate.

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

This MD & A and other Company communications and statements may contain "forward-looking statements." These forward-looking statements may include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and which may change based on various factors, many of which are beyond our control. The words "may," "could," "should," "would," “will,” "believe," "anticipate," "estimate," "expect," "intend," “indicate,” "plan" and similar words are intended to identify expressions of the future.  These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“Fed”); inflation, interest rate, market and monetary fluctuations; competitors’ products and services; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.
The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Overview

For a comprehensive presentation of the Company’s financial condition at March 31, 2006 and 2005 and results of operations for the three month periods ended March 31, 20006 and 2005, the following analysis should be reviewed with other information including the Company’s December 31, 2005 Annual Report on Form 10-K and the Company's Condensed Consolidated Financial Statements and the Notes thereto included in this report.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

The Savannah Bancorp, Inc. and Subsidiaries
First Quarter Financial Highlights
March 31, 2006 and 2005
(Unaudited)

($ in thousands, except share data)
Balance Sheet Data at March 31	2006	2005	% Change
Total assets	$ 764,087	$ 673,252	13
Interest-earning assets	729,403	646,411	13
Loans	641,376	552,879	16
Allowance for credit losses	8,228	6,895	19
Non-accruing loans	1,945	201	868
Loans past due 90 days - accruing	148	163	(9.2)
Other real estate owned	-	280	-
Deposits	629,981	569,789	11
Interest-bearing liabilities	601,630	542,648	11
Shareholders' equity	59,646	41,369	44

Allowance for credit losses to total loans	1.28%	1.25%	3.0
Nonperforming assets to total loans and OREO	0.33%	0.12%	180
Loan to deposit ratio	101.81%	97.03%	4.9
Equity to assets	7.81%	6.14%	27
Tier 1 capital to risk-weighted assets	11.26%	9.29%	21
Total capital to risk-weighted assets	12.51%	10.53%	19

Outstanding shares	4,607	4,153	11
Book value per share	$ 12.95	$ 9.96	30
Market value per share	$ 35.08	$ 28.85	22

Performance Data For the First Quarter
Net income	$ 2,351	$ 1,781	32
Return on average assets	1.29%	1.12%	16
Return on average equity	16.14%	17.71%	(8.8)
Net interest margin	4.59%	4.07%	13
Efficiency ratio	54.50%	55.30%	(1.4)

Per share data:
Net income - basic	$ 0.51	$ 0.43	19
Net income - diluted	$ 0.50	$ 0.42	19
Dividends	$ 0.14	$ 0.135	3.7

Average shares:
Basic	4,607	4,153	11
Diluted	4,709	4,259	11

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
Critical Accounting Estimate
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three month period ended March 31, 2006 compared with the same period in 2005. Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company." The Savannah Bank, N.A. is referred to as "Savannah," Bryan Bank & Trust is referred to as “Bryan” and Harbourside Community Bank is referred to as “Harbourside”. Harbourside opened and began offering full service banking activities on March 1, 2006. Harbourside Mortgage Company, a loan production office and division of Savannah, is referred to as “Harbourside Mortgage.” Collectively, Savannah, Bryan and Harbourside are referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, GA and, as of March 31, 2006, had seven banking offices and seven ATMs in Savannah, Chatham County and Richmond Hill, GA and Hilton Head Island, SC. The Company also has mortgage lending offices in Savannah and Richmond Hill, GA and Hilton Head Island, SC.

Savannah and Bryan are in the relatively diverse, stable and growing Savannah Metropolitan Statistical Area. The diversity of major employers includes manufacturing, port related transportation, construction, military, healthcare, tourism, education, warehousing and the supporting services and products for each of these major employers. The real estate market is experiencing moderate government and commercial growth and solid residential growth driven in part by coastal Georgia’s and South Carolina’s reputation as a desired place to live.

Harbourside specifically targets real estate lending and related full service banking opportunities in the fast growing coastal South Carolina market. Mortgage loan servicing for loans originated and sold to investors is a service offered through Harbourside. This service provides fee income to the Company and strengthens the banking relationship between the customers and the bank.

The primary risks to the Company include those disclosed in Item 1A in the Company’s Annual Report on Form 10-K for December 31, 2005.

Enhanced growth in loans, deposits, product lines and service quality in existing markets and quality expansion into new markets are the primary strategic objectives of the Company.

Critical Accounting Estimate - Allowance for Credit Losses

The Company considers its policies regarding the allowance for credit losses to be its most critical accounting estimate due to the significant degree of management judgment involved. The allowance for credit losses is established through charges in the form of a provision for credit losses based on management's continuous evaluation of the loan portfolio. Credit losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb credit losses inherent in the loan portfolio at March 31, 2006. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations and concentrations of credit. Other factors affecting the allowance are market interest rates, average loan size, portfolio maturity and composition, collateral values and general economic conditions. Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the allowance amount.

No assurance can be given that the Company will not sustain credit losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for credit losses by future charges or credits to earnings. The allowance for credit losses is also subject to review by various regulatory agencies through their periodic examinations of Savannah and Bryan. Such examinations could result in required changes to the allowance for credit losses. No adjustment in the allowance or significant adjustments to the Banks’ internally classified loans were made as a result of the Subsidiary Banks’ most recent examinations performed by the Office of the Comptroller of the Currency (“OCC”) as of December 31, 2005 or the FDIC as of June 30, 2004.

The allowance for credit losses totaled $8,228,000, or 1.28 percent of total loans, at March 31, 2006. This is compared to an allowance of $7,813,000, or 1.29 percent of total loans, at December 31, 2005. For the three months ended March 31, 2006, the Company reported net charge-offs of $0. This is compared to net charge-offs of $1,000 for the first three months of 2005. During the first three months of 2006, a provision for credit losses of $415,000 was added to the allowance for credit losses. Significant growth in the loan portfolio, a decrease in real estate sales and construction activity combined with larger credit exposures on Hilton Head Island provides the primary basis for the provision for credit losses.

If the allowance for credit losses had changed by 5 percent, the effect on net income would have been approximately $255,000. If the allowance had to be increased by this amount, it would not have changed the Subsidiary Banks’ status as well-capitalized financial institutions.

The Company's nonperforming assets consist of loans on nonaccrual status and loans which are contractually past due 90 days or more on which interest is still being accrued. Nonaccrual loans of $1,945,000 and loans past due 90 days or more of $148,000 totaled $2,093,000, or 0.33 percent of gross loans, at March 31, 2006 compared to $1,357,000, or 0.22 percent of gross loans, at December 31, 2005. The increase in nonperforming loans primarily relates to isolated circumstances impacting specific borrowers and is not indicative of overall portfolio concerns. No significant losses are anticipated on these loans. Generally, loans are placed on nonaccrual status when the collection in full of the principal or interest becomes doubtful. Nonperforming assets at March 31, 2006 and December 31, 2005 included no other real estate owned.

Impaired loans under Statement of Financial Accounting Standards No. 114 were all on nonaccrual status and totaled $1,945,000 and $1,313,000 at March 31, 2006 and December 31, 2005, respectively.

Results of Operations

First Quarter, 2006 Compared to the First Quarter, 2005

Net income in the first quarter 2006 was $2,351,000, up 32 percent from $1,781,000 in the first quarter 2005. Net income per diluted share was 50 cents in the first quarter 2006 compared to 42 cents per share in the first quarter 2005, an increase of 19 percent. The earnings increase is primarily attributable to growth in interest-earning assets and a higher net interest margin. First quarter earnings include after-tax stock option expense of $33,000 or $0.007 cents per diluted share. Average outstanding diluted shares increased 450,000, or 11 percent, in the first quarter 2006 compared with the first quarter 2005. The increase in average shares outstanding resulted from the private placement sale of 397,000 shares in August, 2005 and additional shares being issued upon exercise of stock options. Return on average equity was 16.14 percent, return on average assets was 1.29 percent and the efficiency ratio was 54.5 percent in the first quarter 2006.

First quarter average interest-earning assets increased 14 percent to $703 million in 2006 from $617 million in 2005. First quarter net interest income was $7,918,000 in 2006 compared to $6,141,000 in 2005, an increase of $1,777,000 or 29 percent. First quarter average loans were $627 million in 2006, 19 percent higher when compared to $525 million in 2005. First quarter net interest margin increased to 4.59 percent in 2006 from 4.07 percent in the same period in 2005. The federal funds target rate was increased by 25 basis points at each of fourteen consecutive Fed meetings from June 2004 to March 2006. The prime rate increased from 4.00 percent to 7.75 percent during the 21-month period ended March 31, 2006. As shown in Table 2, the increase in net interest margin was primarily due to the significant rise in loan rates over the prior 12 months. As shown in Table 1, the Company’s balance sheet is asset-sensitive, which means that interest-earning assets reprice faster than interest-bearing liabilities. Higher interest rates favorably impact the net interest margin of an asset-sensitive balance sheet.

First quarter provision for credit losses was $415,000 for 2006, compared to $505,000 for the comparable period of 2005. Changes in the provision are impacted as discussed under the "Allowance for Credit Losses" section above. First quarter loan growth was $27.7 million in 2006, primarily in real estate secured loans, compared to $53.0 million in loan growth in the first quarter 2005. Lower loan growth in the first quarter 2006 as compared to the same period in 2005 is the primary reason for the lower provision for credit losses and the increase in the allowance percentage in 2006.

Noninterest income was $1,072,000 in the first quarter 2006 compared to $994,000 in the first quarter 2005, an increase of $78,000 or 7.8 percent as a result of higher trust income and other operating income. First quarter noninterest income included mortgage banking related income, net of direct origination costs, of $248,000 in 2006 compared to $254,000 in 2005, a decrease of $6,000 or 2.4 percent. Customer service charges declined 2.8 percent, or $11,000 primarily due to higher earnings credits on commercial accounts in the higher interest rate environment. Growth in mortgage related income was also moderated by rising short-term interest rates which negatively impacted mortgage origination volumes. No market valuation adjustments were required for loans held for sale during the first quarter of 2006 and 2005.

First quarter noninterest expense was $4,897,000 in 2006 compared to $3,943,000 in 2005, an increase of $954,000, or 24 percent. First quarter salaries and benefits costs increased $349,000 or 15 percent, including $54,000 of stock option related compensation expense. The personnel cost increases included increased staffing in credit administration, accounting, internal audit and one month of Harbourside staff in addition to normal year salary increases. First quarter occupancy, equipment and information technology expenses increased approximately $201,000, or 25 percent, primarily due to the Harbourside expansion, improved systems capabilities and account / transaction volume increases. First quarter 2006 other expense increased $404,000 or 22 percent and included $198,000 of pre-opening expenses related to the opening of Harbourside and additional audit costs related to Sarbanes-Oxley 404 compliance.

Total noninterest expense for the first quarter 2006 increased $465,000 over the fourth quarter 2005. An estimated $350,000 to $400,000 of the net increase is expected to be recurring as normal costs of expansion and internal growth as explained in the preceding paragraph.

The first quarter income tax expense was $1,327,000 in 2006 and $906,000 in 2005. The combined effective federal and state tax rates were 36.1 percent and 33.7 percent in the first quarter of 2006 and 2005, respectively. The increase in the effective rate was due to lower tax-exempt income, proportionally higher taxable income, and a higher tax rate bracket in 2006. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

Financial Condition and Capital Resources

Balance Sheet Activity

The major changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows. The first three months increase in loans of $27.7 million in 2006 was funded by approximately $18 million in borrowed funds and the balance in deposit growth. Approximately $24.3 million of deposits was obtained by Harbourside in the first quarter. These deposits were invested in federal funds sold, loans and investment securities.

Average total assets increased 14 percent to $737 million in the first quarter of 2006 from $645 million in the first quarter 2005. Total assets were $764 million and $673 million at March 31, 2006 and 2005, respectively, an increase of 13 percent.

The Company has classified all investment securities as available for sale. Higher interest rates resulted in an overall decrease in unrealized gains on investment securities which is included in shareholders’ equity at March 31, 2006 and 2005 as accumulated other comprehensive loss, net of tax.

The mortgage lending opportunities created by Harbourside impact the funding sources, capital requirements and liquidity of Savannah. Historically, deposits at Savannah have been obtained from local customers. Since February 2004, funding sources have been expanded and total deposits included brokered time deposits of $91 million at March 31, 2006 and $134 million at March 31, 2005. Additional short-term borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) were also used, primarily to fund loans held for sale. Brokered deposits declined by $4.4 million in the first quarter 2006 due to maturities which were not replaced. Increased local deposits and borrowings from the FHLB during the first quarter funded loan growth and reduced brokered deposit usage.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2006 and December 31, 2005, including a more detailed breakdown of real estate secured loans by collateral type and purpose. Certain amounts from prior periods have been reclassified to conform to the current presentation.

($ in thousands)	3/31/06	% of Total	12/31/05	% of Total	% Dollar Change
Non-residential real estate
Owner-occupied	$ 88,840	14	$ 94,622	16	(6)
Non owner-occupied	87,438	14	76,004	12	15
Construction	15,450	2	14,601	2	6
Commercial land and lot development	27,982	4	30,643	5	(9)
Total non-residential real estate	219,710	34	215,870	35	2
Residential real estate
Owner-occupied - 1-4 family	76,107	12	68,971	11	10
Non owner-occupied - 1-4 family	59,347	9	58,142	10	2
Construction	104,903	16	99,954	16	5
Residential lots	49,897	8	41,859	7	19
Residential land & lot development	31,829	5	30,730	5	4
Home equity lines	39,071	6	39,230	6	-
Total residential real estate	361,154	56	338,886	55	7
Total real estate loans	580,864	90	554,756	90	5
Commercial	47,797	8	45,526	8	5
Consumer	13,505	2	14,156	2	(5)
Unearned fees	(790)	-	(771)	-	2
Total loans, net of unearned fees	$ 641,376	100	$ 613,667	100	5

Capital Resources

The banking regulatory agencies have adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC assesses FDIC insurance premiums based on certain “well-capitalized” risk-based and equity capital ratios. As of March 31, 2006, the Company and the Subsidiary Banks exceeded the minimum requirements necessary to be classified as “well-capitalized.”

Total tangible equity capital for the Company was $59.6 million, or 7.81 percent of total assets at March 31, 2006. The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

						Well-
($ in thousands)	Company	Savannah	Bryan	Harbourside	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$70,921	$44,230	$14,274	$9,708	-	-
Total Capital	78,802	49,924	16,206	9,931	-	-

Leverage Ratios
Tier 1 capital to average assets	9.63%	8.09%	8.11%	88.96%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk- weighted assets	11.26%	9.72%	9.24%	54.41%	4.00%	6.00%
Total capital to risk- weighted assets	12.51%	10.97%	10.49%	55.66%	8.00%	10.00%

Tier 1 and total capital at the Company level includes $10 million of subordinated debt issued to the Company’s nonconsolidated subsidiaries. Total capital also includes the allowance for credit losses up to 1.25 percent of risk-weighted assets.

The Subsidiary Banks’ higher asset growth rates during the last twelve months have resulted in lower capital ratios at the Subsidiary Banks. In August 2005, the Company completed the sale of 397,273 shares of common stock in a private placement for net proceeds of $11.6 million. The proceeds were used to capitalize Harbourside and for other general corporate purposes. The capital ratios are significantly above the well-capitalized threshold, except for the Total Capital to Risk-Weighted Assets ratios at the Savannah and Bryan which are at levels which require short-term and long-term planning as well as regular monitoring. The Company currently has sufficient access to borrowings and the capital markets, if needed, to maintain the well-capitalized status of the Subsidiary Banks.

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

Savannah and Bryan have credit lines approved by the FHLB of 20 percent and 16 percent of assets, respectively, subject to the FHLB collateral requirements. Both Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB. Under these agreements, the Subsidiary Banks have credit lines up to 80 percent of the FHLB qualifying collateral value of their 1-4 family first mortgage loans. In addition, Savannah’s credit line includes up to 50 percent of the FHLB qualifying collateral value of home equity lines of credit and second mortgage loans. In aggregate, the Company has FHLB borrowing capacity of approximately $138 million of which $40 million was advanced at March 31, 2006. Based upon qualifying collateral reports filed with the FHLB, the Company has immediate access to approximately $74 million of additional advances. These credit arrangements serve as a core funding source as well as a liquidity backup source for the Banks. The Subsidiary Banks also have conditional federal funds borrowing lines available from upstream correspondent banks that can provide $15-20 million of temporary funding needs for 30-60 days.

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

The Company’s cash flow maturity and repricing gap at March 31, 2006 was approximately $130.1 million at one year, or 18 percent of total interest-earning assets. Fixed rate earning assets with maturities over five years totaled $11.1 million, or 1.5 percent of total interest-earning assets. See Table 1 for cash flow maturity and repricing gap.

The Company is asset-sensitive within one year and is well-positioned for the current rising rate environment, which began in the second quarter 2004. The Fed increased the federal funds target rate by 25 basis points 14 times between June 30, 2004 and March 31, 2006. It has communicated a bias toward higher interest rates implemented in a measured process, at least into the second quarter 2006. Some Federal Reserve followers believe interest rates may be approaching a neutral level at which time the Fed may cease the interest rate increases.

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

Management monitors interest rate risk quarterly using rate-sensitivity forecasting models and other balance sheet analytical reports. If and when projected interest rate risk exposures are outside of policy tolerances or desired positions, specific strategies to return interest rate risk exposures to desired levels are developed and approved by the Asset-Liability Committee (“ALCO”) and reported to the Board by management. Management upgraded its interest rate risk reporting systems by engaging outside balance sheet consultants during the second quarter of 2005. Better forecasting models are especially valuable during periods of volatile interest rates, rapid growth and changing interest rate yield curves. ALCO has agreed to implement strategies to reduce the Company’s asset-sensitive position, primarily through the use of short maturity funding sources and hedging strategies such as interest rate floors, collars and/or swaps. During 2005, the Company entered into a prime-based five year floor transaction for a notional amount of $35 million and a 6% strike rate, a five year prime-based collar for a notional amount of $40 million transaction that includes a 6% floor and 9% cap rate and a $50 million interest rate swap in which the Company receives 7.64 percent fixed rate and pays a prime variable interest rate.

Table 1 - Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of March 31, 2006:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	years	years	years	Total
Interest-earning assets
Investment securities	$ -	$ 4,563	$ 9,800	$ 13,448	$ 19,328	$ 2,982	$ 50,121
Interest-bearing deposits	3,539	-	-	-	-	-	3,539
Federal funds sold	20,245	-	-	-	-	-	20,245
Loans held for sale	-	16,067	-	-	-	-	16,067
Loans - fixed rates	-	34,618	74,880	131,747	33,353	7,464	282,062
Loans - variable rates	-	305,724	12,236	11,088	27,645	676	357,369
Total interest-earnings assets	23,784	360,972	96,916	156,283	80,326	11,122	729,403
Interest-bearing liabilities
NOW and savings	-	5,504	11,009	27,522	33,026	33,026	110,087
Money market accounts	-	19,520	45,546	26,026	39,040	-	130,132
Time deposits	-	52,913	163,836	64,325	11,994	49	293,117
FHLB advances - long-term	-	5,102	247	2,046	13,000	-	20,395
Other borrowings	20,776	16,813	-	-	-	-	37,589
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	20,776	110,162	220,638	119,919	97,060	33,075	601,630
Gap-Excess Assets (Liabilities)	3,008	250,810	(123,722)	36,364	(16,734)	(21,953)	127,773
Gap-Cumulative	$ 3,008	$ 253,818	$ 130,096	$166,460	$ 149,726	$ 127,773	$ 127,773
Cumulative sensitivity ratio *	1.14	2.94	1.37	1.35	1.26	1.21	1.21

* Cumulative interest-earning assets / cumulative interest-bearing liabilities

Table 2 - Average Balance Sheet and Rate/Volume Analysis - First Three Months 2006 and 2005

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilities during the first three months of 2006 and 2005.
					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
YTD	YTD	YTD	YTD		YTD	YTD	Vari-
3/31/06	3/31/05	3/31/06	3/31/05		3/31/06	3/31/05	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 4,367	$ 13,179	4.55	2.43	Interest-bearing deposits	$ 49	$ 79	($ 30)	$ 69	($ 99)
44,616	34,989	4.27	3.91	Investments - taxable	470	337	133	32	101
2,938	5,117	10.90	9.91	Investments - non-taxable	79	125	(46)	13	(59)
11,355	7,373	4.43	2.48	Federal funds sold	124	45	79	36	43
12,668	31,180	6.69	5.66	Loans held for sale	209	435	(226)	79	(305)
627,494	525,388	7.58	6.34	Loans	11,721	8,214	3,507	1,600	1,907
703,438	617,226	7.29	6.07	Total interest-earning assets	12,652	9,235	3,417	1,866	1,551
33,236	28,100			Non-interest earning assets
$736,674	$645,326			Total assets

				Liabilities and equity
				Deposits
$ 88,405	$ 84,637	1.06	0.53	NOW accounts	231	111	120	110	10
19,880	19,593	1.00	0.72	Savings accounts	49	35	14	13	1
128,158	86,971	3.10	1.81	Money market accounts	981	389	592	277	315
91,971	66,839	4.13	3.20	Time deposits, $100M or more	937	527	410	154	256
90,750	107,832	3.51	3.04	Time deposits, broker	785	808	(23)	125	(148)
94,359	77,353	3.91	2.87	Other time deposits	909	548	361	197	164
				Total interest-bearing
513,523	443,225	3.07	2.21	deposits	3,892	2,418	1,474	941	533
20,441	20,798	4.88	4.87	FHLB advances - LT	246	250	(4)	-	(4)
31,559	41,824	4.72	2.28	Other borrowings	367	235	132	251	(119)
10,310	10,310	7.40	5.27	Subordinated debt	188	134	54	54	-
				Total interest-bearing
575,833	516,157	3.31	2.39	liabilities	4,693	3,037	1,656	1,170	486
93,400	83,768			Noninterest-bearing deposits
8,383	4,609			Other liabilities
59,058	40,792			Shareholders' equity
$736,674	$645,326			Liabilities and equity
		3.98	3.68	Interest rate spread
		4.59	4.07	Net interest margin
				Net interest income	$7,959	$6,198	$1,761	$ 697	$1,064
$127,605	$101,069			Net earning assets
$606,923	$526,993			Average deposits
		2.60	1.86	Average cost of deposits
103%	100%			Average loan to deposit ratio

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
    (c) Average nonaccruing loans have been excluded from total average loans and categorized as a noninterest-earning asset.

Table 3 - Off-Balance Sheet Arrangements

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business. At March 31, 2006, the Company had unfunded commitments to extend credit of $159 million and outstanding stand-by letters of credit of $7.4 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

During 2005, the Company entered into a five year prime-based collar for a notional amount of $40 million that includes a 6% floor and 9% cap rate. The Company also has in place a five year prime-based floor for a notional amount of $35 million and a 6% strike rate and a five-year, $50 million interest rate swap in which the Company receives 7.64 percent fixed and pays a variable rate at the prime rate.

On February 24, 2006, Harbourside entered into a 20-year noncancellable operating lease for the main office building. The estimated lease payments which include 18 months of rent forbearance are included in the following table.

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
FHLB advances - long-term	$ 20,395	$ 5,347	$ 12,048	$ 3,000	-
Subordinated debt	10,310	-	-	-	10,310
Operating leases - buildings	9,016	564	1,296	822	6,334
Information technology contracts	120	120	-	-	-
Total	$ 39,841	$ 6,031	$ 13,344	$ 3,822	$ 16,644

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

Part II - Other Information

Item 1. Legal proceedings. None

Item 1A. Risk Factors. For information regarding risk factors, please refer to Item 1A. in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered sales of equity securities and use of proceeds. None

Item 3. Defaults upon senior securities. None

Item 4. Submission of matters to a vote of security holders. None

Item 5. Other information. None

Item 6. Exhibits

Exhibit 10. Harbourside Community Bank Lease Agreement and Lease Guaranty (incorporated by reference to Item 2.03 of the Company’s Current Report on Form 8-K dated March 3, 2006)

Exhibit 11.  Computation of Per Share Earnings *
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

The Savannah Bancorp, Inc. (Registrant)

Date: 5/5/06	/s/ G. Mike Odom, Jr. G. Mike Odom, Jr. Chief Executive Officer (Principal Executive Officer)

Date: 5/9/06	/s/ John C. Helmken II John C. Helmken II President

Date:5/9/06	/s/ Robert B. Briscoe Robert B. Briscoe Chief Financial Officer (Principal Financial and Accounting Officer)