Form 10-Q
period 2006-06-30
SAVANNAH BANCORP INC
filed 2006-08-08
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-18560

The Savannah Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-1861820
State of Incorporation	Tax I.D. Number

25 Bull Street, Savannah, GA (Address of principal executive offices)	31401 (Zip code)

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
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding as of July 31, 2006
Common Stock, $1.00 par value per share	4,607,659

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
June 30, 2006

Part I - Financial Information	Page

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets
June 30, 2006 and 2005 and December 31, 2005	3

Consolidated Statements of Income
for the Three and Six Month Periods Ended June 30, 2006 and 2005	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Six Months Ended June 30, 2006 and 2005	5

Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2006 and 2005	6

Condensed Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	9-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17-21

Item 4. Controls and Procedures	21

Part II - Other Information

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

Part I - Financial Information
Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of The Savannah Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheets of The Savannah Bancorp, Inc. and its subsidiaries as of June 30, 2006 and 2005, the related consolidated statements of income for the three and six month periods ended June 30, 2006 and 2005, and the changes in shareholders’ equity and cash flows for the six months ended June 30, 2006 and 2005 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2006. These interim financial statements are the responsibility of the Company's management.

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

/s/ BDO Seidman, LLP

Atlanta, Georgia
August 7, 2006

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	June 30,	December 31,	June 30,
	2006	2005	2005
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 19,413	$ 14,736	$ 16,380
Federal funds sold	18,266	11,847	4,673
Interest-bearing deposits in banks	4,400	5,885	14,944
Cash and cash equivalents	42,079	32,468	35,997
Securities available for sale, at fair value (amortized
cost of $52,268 at 6/30/06, $44,972 at
12/31/05 and $39,889 at 6/30/05)	51,220	44,438	39,856
Loans held for sale	4,407	10,473	28,120
Loans, net of allowance for credit losses of $8,591 at
6/30/06, $7,813 at 12/31/05 and $7,202 at 6/30/05	648,537	605,854	565,115
Premises and equipment, net	5,714	5,020	4,762
Bank-owned life insurance	5,655	5,551	5,449
Other assets	14,414	14,097	9,972
Total assets	$772,026	$717,901	$689,271

Liabilities
Deposits:
Noninterest-bearing	$ 97,909	$ 93,082	$ 95,890
Interest-bearing demand	94,081	93,568	87,376
Savings	18,540	19,319	20,670
Money market	137,721	118,413	105,529
Time deposits	294,142	276,128	278,784
Total deposits	642,393	600,510	588,249
Short-term borrowings	36,560	19,902	21,983
Federal Home Loan Bank advances - long-term	15,474	20,476	20,688
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	6,271	8,160	4,422
Total liabilities	711,008	659,358	645,652

Shareholders' equity
Common stock, par value $1 per share: authorized
20,000,000 shares; issued 4,607,647 at
6/30/06, 4,591,339 shares at 12/31/05
and 4,194,066 at 6/30/05	4,608	4,591	4,194
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Additional paid-in capital	36,480	36,257	25,066
Retained earnings	21,870	18,272	14,383
Treasury stock, 267 shares	(4)	(4)	(4)
Accumulated other comprehensive loss, net	(1,936)	(573)	(20)
Total shareholders' equity	61,018	58,543	43,619
Total liabilities and shareholders' equity	$772,026	$717,901	$689,271

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three and Six-Month Periods Ended June 30, 2006 and 2005
(Unaudited)
($ in thousands, except per share data)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$ 12,548	$ 9,244	$ 24,269	$ 17,458
Loans held for sale	233	369	441	804
Investment securities:
Taxable	471	320	894	620
Tax-exempt	32	60	70	128
Dividends	56	35	104	72
Deposits with banks	54	100	102	179
Federal funds sold	148	69	275	114
Total interest and dividend income	13,542	10,197	26,155	19,375
Interest expense
Deposits	4,443	3,010	8,336	5,428
Short-term borrowings	546	114	911	349
Federal Home Loan Bank advances	197	253	444	503
Subordinated debt	200	149	389	283
Total interest expense	5,386	3,526	10,080	6,563
Net interest income	8,156	6,671	16,075	12,812
Provision for credit losses	360	315	775	820
Net interest income after
provision for credit losses	7,796	6,356	15,300	11,992
Noninterest income
Service charges on deposit accounts	377	427	753	814
Mortgage related income, net	252	305	482	580
Trust fees	166	117	325	233
Other operating income	291	223	599	439
Loss on sale other real estate owned, net	-	(24)	-	(24)
Total noninterest income	1,086	1,048	2,159	2,042
Noninterest expense
Salaries and employee benefits	2,785	2,291	5,476	4,634
Occupancy and equipment	746	551	1,397	1,063
Information technology	374	298	736	599
Other operating expenses	1,071	892	2,266	1,679
Total noninterest expense	4,976	4,032	9,875	7,975
Income before income taxes	3,906	3,372	7,584	6,059
Income tax expense	1,368	1,188	2,695	2,094
Net income	$ 2,538	$ 2,184	$ 4,889	$ 3,965

Net income per share:
Basic	$ 0.55	$ 0.52	$ 1.06	$ 0.95

Diluted	$ 0.54	$ 0.51	$ 1.04	$ 0.93

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2006	2005
Common shares issued
Shares, beginning of period	4,591,339	4,112,448
Exercise of options	16,308	81,618
Shares, end of period	4,607,647	4,194,066
Treasury shares owned
Shares, beginning of period	267	282
Shares issued from treasury shares	-	(15)
Shares, end of period	267	267
Common stock
Balance, beginning of period	$ 4,591	$ 4,112
Exercise of options	17	82
Balance, end of period	4,608	4,194
Additional paid-in capital
Balance, beginning of period	36,257	24,232
Share-based compensation activity, net	92	-
Exercise of options	131	834
Balance, end of period	36,480	25,066
Retained earnings
Balance, beginning of period	18,272	11,539
Net income	4,889	3,965
Dividends declared	(1,291)	(1,121)
Balance, end of period	21,870	14,383
Treasury stock
Balance, beginning and end of period	(4)	(4)
Accumulated other comprehensive (loss) income, net
Balance, beginning of period	(573)	192
Change in net unrealized gains (losses) on securities
available for sale, net of tax	(319)	(212)
Net change in fair value of derivative
instruments, net of tax	(1,044)	-
Balance, end of period	(1,936)	(20)
Total shareholders' equity	$61,018	$43,619
Other comprehensive income, net
Net income	$ 4,889	$ 3,965
Change in net unrealized gains (losses) on
securities available for sale, net of tax	(319)	(212)
Net change in fair value of derivative
instruments, net of tax	(1,044)	-
Other comprehensive income, net	$ 3,526	$ 3,753

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2006	2005
Operating activities
Net income	$ 4,889	$ 3,965
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for credit losses	775	820
Loans originated for sale	(27,129)	(45,674)
Proceeds from sale of loans originated for sale	33,370	44,371
Net amortization of securities	22	55
Depreciation and amortization	431	389
Non-cash stock option compensation	133	-
Decrease in deferred income taxes, net	(386)	(240)
Gain on sale of loans, net	(175)	(346)
Loss on sale of premises and equipment	44	-
Loss on sale of other real estate owned	-	24
Equity in net income of equity method investee	(66)	-
Increase in CSV of bank-owned life insurance policies	(104)	(100)
Change in other assets and other liabilities, net	(3,661)	(1,493)
Net cash provided by operating activities	8,143	1,771
Investing activities
Activity in available for sale securities
Purchases	(11,450)	(10,180)
Maturities and calls	4,134	11,432
Loan originations and principal collections, net	(43,458)	(72,456)
Proceeds from sale of foreclosed assets	-	436
Investment in low income housing tax credits	-	(225)
Distribution from equity method investee	1,300	-
Additions to premises and equipment	(1,169)	(366)
Net cash used in investing activities	(50,643)	(71,359)
Financing activities
Net increase in noninterest-bearing deposits	4,827	12,100
Net increase in interest-bearing deposits	37,056	70,029
Net increase (decrease) in short-term borrowings	16,657	(13,086)
Net decrease in long-term FHLB advances	(5,002)	(149)
Payment on note payable	(284)	-
Dividend payments	(1,291)	(1,121)
Exercise of options	148	916
Net cash provided by financing activities	52,111	68,689
Increase (decrease) in cash and cash equivalents	9,611	(899)
Cash and cash equivalents, beginning of period	32,468	36,896
Cash and cash equivalents, end of period	$42,079	$35,997

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2005. Certain prior period balances and formats have been reclassified to conform to the current period presentation.

The June 30, 2006 financial statements include four months of operations of Harbourside Community Bank, FSB (“Harbourside”), a new federal stock savings bank which opened on March 1, 2006. On February 24, 2006, Harbourside entered into a 20-year operating lease on a building at 852 William Hilton Parkway, Hilton Head, SC 29928. The 17,500 square foot building houses the main banking office, executive offices and mortgage banking operations. A 22-person staff (the staff of Harbourside Mortgage Company, a division of The Savannah Bank, N.A.) plus approximately 12 additional bank related staff were hired by Harbourside on March 1, 2006, as initially planned. Total Harbourside loans and deposits of approximately $27 million and $28 million, respectively, as of June 30, 2006 are included in the consolidated balance sheet.

Note 2 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Savannah Bank, N.A. and Bryan Bank & Trust are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances. Cash reserves of $1,538,000 and $1,912,000 were required as of June 30, 2006 and December 31, 2005, respectively. The Company pledged interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities purchased under agreements to resell. Pledged cash balances were $3,447,000 and $1,200,000 at June 30, 2006 and December 31, 2005, respectively.

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

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average number of common shares outstanding - basic	4,607	4,177	4,607	4,163
Effect of dilutive options	108	98	105	103
Average number of common shares outstanding - diluted	4,715	4,275	4,712	4,266

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

During 1995, the Company adopted the 1995 Stock Option Plan after the approval of shareholders under which it was authorized to issue both incentive stock options and non-qualified stock options. The shareholders authorized additional option shares under the 1995 plan in 2000 which have all been granted.

In 2005, the Company adopted the 2005 Omnibus Stock Ownership and Long Term Incentive Plan (“2005 Stock Incentive Plan”). The total number of options or awards available for issuance at June 30, 2006 under the 2005 Stock Incentive Plan was 168,645 shares of Common Stock. Options granted under both plans have a term of ten years and generally become fully vested by the end of the fifth year. Performance based options granted to directors vest over four quarters from the date of grant.

In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. The following table summarizes compensation costs related to the Company’s stock-based compensation plans:

($ in thousands)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Salaries and employee benefits	$ 54	$ 108
Directors stock based compensation	25	25
Pre-tax stock-based compensation expense	79	133
Income tax benefit	(20)	(41)
Total stock-based compensation expense	$ 59	$ 92

Share-based compensation expense, net of tax, for the second quarter and first six months of 2005 was $23,000 and $46,000, respectively. There was no pro forma effect on net income per diluted share in the second quarter of 2005 and net income per diluted share would have been $.01 less for the first six months of 2005.

The Company recognizes share-based compensation expense using the graded-vesting attribution method. The remaining unrecognized compensation cost, net of tax, related to unvested awards at June 30, 2006 is $464,000 and the weighted-average period of time over which this cost will be recognized is 2.46 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of income tax positions taken, or expected to be taken, in an income tax return. FIN No. 48 represents a significant change in accounting for income taxes, and for disclosures related to income taxes, and becomes effective for the Company in 2007. We are currently evaluating FIN No. 48 and have not yet determined the impact, if any, the adoption of this Interpretation will have on our consolidated financial position or results of operations.

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

This MD & A and other Company communications and statements may contain "forward-looking statements." These forward-looking statements may include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and which may change based on various factors, many of which are beyond our control. The words "may," "could," "should," "would," “will,” "believe," "anticipate," "estimate," "expect," "intend," “indicate,” "plan" and similar words are intended to identify expressions of the future. These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“FRB Board”); inflation, interest rate, market and monetary fluctuations; competitors’ products and services; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Overview

For a comprehensive presentation of the Company’s financial condition at June 30, 2006 and 2005 and results of operations for the three and six month periods ended June 30, 2006 and 2005, the following analysis should be reviewed with other information including the Company’s December 31, 2005 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

The Savannah Bancorp, Inc. and Subsidiaries
Second Quarter Financial Highlights
June 30, 2006 and 2005
(Unaudited)
($ in thousands, except share data)
			%
Balance Sheet Data at June 30	2006	2005	Change
Total assets	$772,026	$689,271	12
Interest-earning assets	734,420	659,759	11
Loans	657,128	572,317	15
Deposits	642,393	588,249	9.2
Interest-bearing liabilities	606,828	545,340	11
Shareholders' equity	61,018	43,619	40
Allowance for credit losses	8,591	7,202	19
Non-accruing loans	2,049	184	1014
Loans past due 90 days - accruing	510	549	(7.1)
Allowance for credit losses
to total loans	1.31%	1.26%	4.0
Nonperforming assets to total
loans and other real estate owned	0.39%	0.13%	204
Loan to deposit ratio	102.29%	97.29%	5.1
Equity to assets	7.90%	6.33%	25
Tier 1 capital to risk-weighted assets	11.47%	9.39%	22
Total capital to risk-weighted assets	12.72%	10.64%	20
Book value per share	$ 13.24	$ 10.40	27
Outstanding shares	4,608	4,194	9.9
Market value per share	$ 37.82	$ 30.95	22

Performance Ratios
For the Second Quarter	2006	2005	% Change
Net income	$ 2,538	$ 2,184	16
Return on average assets	1.33%	1.29%	2.8
Return on average equity	16.91%	20.51%	(18)
Net interest margin	4.51%	4.16%	8.4
Efficiency ratio	53.84%	52.20%	3.1
Per share data:
Net income - basic	$ 0.55	$ 0.52	5.8
Net income - diluted	$ 0.54	$ 0.51	5.9
Dividends	$ 0.140	$ 0.135	3.7
Average shares:
Basic	4,607	4,177	10
Diluted	4,715	4,275	10

For the First Six Months	2006	2005	% Change
Net income	$ 4,889	$ 3,965	23
Return on average assets	1.31%	1.21%	8.5
Return on average equity	16.53%	19.10%	(13)
Net interest margin	4.55%	4.12%	10
Efficiency ratio	54.16%	53.70%	0.9
Per share data:
Net income - basic	$ 1.06	$ 0.95	11
Net income - diluted	$ 1.04	$ 0.93	12
Dividends	$ 0.28	$ 0.27	3.7
Average shares:
Basic	4,607	4,163	11
Diluted	4,712	4,266	10

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
Critical Accounting Estimate
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the six month period ended June 30, 2006 compared with the same period in 2005. Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company." The Savannah Bank, N.A. is referred to as "Savannah," Bryan Bank & Trust is referred to as “Bryan” and Harbourside Community Bank, FSB is referred to as “Harbourside”. Harbourside opened and began offering full service banking activities on March 1, 2006. Harbourside Mortgage Company, a loan production office and division of Savannah, is referred to as “Harbourside Mortgage.” Collectively, Savannah, Bryan and Harbourside are referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, GA and, as of June 30, 2006, has seven banking offices and seven ATMs in Savannah, Chatham County and Richmond Hill, GA and Hilton Head Island, SC. The Company also has mortgage lending offices in Savannah and Richmond Hill, GA and Hilton Head Island, SC.

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

The primary risks to the Company include those disclosed in Item 1A. in the Company’s Annual Report on Form 10-K for December 31, 2005.

Enhanced growth in loans, deposits, product lines and service quality in existing markets and quality expansion into new markets are the primary strategic objectives of the Company.

Critical Accounting Estimate - Allowance for Credit Losses

The Company considers its policies regarding the allowance for credit losses to be its most critical accounting estimate due to the significant degree of management judgment involved. The allowance for credit losses is established through charges in the form of a provision for credit losses based on management's continuous evaluation of the loan portfolio. Credit losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb credit losses inherent in the loan portfolio at June 30, 2006. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations and concentrations of credit. Other factors affecting the allowance are market interest rates, average loan size, portfolio maturity and composition, collateral values and general economic conditions. Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the allowance amount.

No assurance can be given that the Company will not sustain credit losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for credit losses by future charges or credits to earnings. The allowance for credit losses is also subject to review by various regulatory agencies through their periodic examinations of Savannah, Bryan and Harbourside. Such examinations could result in required changes to the allowance for credit losses. No adjustment in the allowance or significant adjustments to Savannah and Bryan’s internally classified loans were made as a result of their most recent examinations performed by the Office of the Comptroller of the Currency as of December 31, 2005 or the Georgia Department of Banking and Finance as of June 19, 2006.

The allowance for credit losses totaled $8,591,000, or 1.31 percent of total loans, at June 30, 2006. This is compared to an allowance of $7,813,000, or 1.27 percent of total loans, at December 31, 2005. For the six months ended June 30, 2006, the Company reported net recoveries of $3,000. This is compared to net charge-offs of $7,000 for the first six months of 2005. During the first six months of 2006, a provision for credit losses of $775,000 was added to the allowance for credit losses. Significant growth in the loan portfolio, a decrease in real estate sales and construction activity combined with larger credit exposures in the coastal areas of Georgia and South Carolina provides the primary basis for the conservative provision for credit losses and the conservative level of the allowance for credit losses.

If the allowance for credit losses had changed by 5 percent, the effect on net income would have been approximately $266,000. If the allowance had to be increased by this amount, it would not have changed the Subsidiary Banks’ status as well-capitalized financial institutions.

The Company's nonperforming assets consist of loans on nonaccrual status and loans which are contractually past due 90 days or more on which interest is still being accrued. Nonaccruing loans of $2,049,000 and loans past due 90 days or more of $510,000 totaled $2,559,000, or 0.39 percent of gross loans, at June 30, 2006 compared to $1,357,000, or 0.22 percent of gross loans, at December 31, 2005. The increase in nonperforming loans primarily relates to isolated circumstances impacting specific borrowers and is not indicative of overall portfolio concerns. Generally, loans are placed on nonaccrual status when the collection in full of the principal or interest becomes doubtful. Nonperforming assets at June 30, 2006 and December 31, 2005 included no other real estate owned.

Impaired loans under SFAS No. 114 were all on nonaccrual status and totaled $2,049,000 and $1,313,000 at June 30, 2006 and December 31, 2005, respectively.

Results of Operations

Second Quarter, 2006 Compared to the Second Quarter, 2005

Net income for the second quarter 2006 was $2,538,000, up 16 percent from $2,184,000 in the second quarter 2005. Net income per diluted share was $0.54 compared to $0.51 per diluted share in the second quarter of 2005, an increase of 5.9 percent. Earnings growth moderated in the second quarter due to higher than anticipated startup costs in Harbourside and a slight net interest margin decline from the first quarter 2006. The margin decline resulted from faster deposit repricing in a very competitive market and slower loan growth than anticipated.

Average outstanding diluted shares increased 440,000, or 10 percent, in the second quarter 2006 compared with the second quarter 2005. The increase in average shares outstanding resulted from the private placement sale of 397,000 shares in August 2005 and additional shares being issued upon exercise of stock options. For the second quarter 2006, return on average equity was 16.91 percent, return on average assets was 1.33 percent, net interest margin was 4.51 percent and the efficiency ratio was 53.84 percent.

Second quarter average interest-earning assets increased 12 percent to $729 million in 2006 from $649 million in 2005. Second quarter net interest income was $8,156,000 in 2006 compared to $6,671,000 in 2005, an increase of $1,485,000 or 22 percent. Average loans for the second quarter were $648 million in 2006, 16 percent higher when compared to $558 million in 2005. The net interest margin for the second quarter increased to 4.51 percent in 2006 from 4.16 percent in the same period in 2005. The federal funds target rate was increased by 25 basis points at each of seventeen consecutive FRB Board meetings from June 2004 to June 2006. The prime rate increased from 4.00 percent to 8.25 percent during the 24-month period ended June 30, 2006. As shown in Table 2, the increase in net interest margin was primarily due to the significant rise in loan rates over the prior 12 months. As shown in Table 1, the Company’s balance sheet is asset-sensitive, which means that interest-earning assets reprice faster than interest-bearing liabilities. Higher interest rates favorably impact the net interest margin of an asset-sensitive balance sheet.

Second quarter provision for credit losses was $360,000 for 2006, compared to $315,000 for the comparable period of 2005. Changes in the provision are impacted as discussed under the "Allowance for Credit Losses" section above.

Noninterest income was $1,086,000 in the second quarter 2006 compared to $1,048,000 in the second quarter 2005, an increase of $38,000 or 3.6 percent. Higher trust income and other operating income were offset by lower mortgage related income and lower service charge income on deposit accounts. Second quarter noninterest income included mortgage banking related income, net of direct origination costs, of $252,000 in 2006 compared to $305,000 in 2005, a decrease of $53,000 or 17 percent. Net mortgage related income declined because of lower mortgage origination volume due in part to higher interest rates. Customer service charges declined 12 percent, or $50,000 primarily due to higher earnings credits on commercial accounts in the higher interest rate environment. No market valuation adjustments were required for loans held for sale during the second quarter of 2006 and 2005.

Second quarter noninterest expense was $4,976,000 in 2006 compared to $4,032,000 in 2005, an increase of $944,000, or 23 percent. Second quarter salaries and benefits increased $494,000 or 22 percent, including $54,000 of stock option related compensation expense. The personnel cost increases included additional staff in credit administration, accounting, internal audit and at Harbourside in addition to normal salary increases. Second quarter occupancy, equipment and information technology expenses increased approximately $271,000, or 32 percent, primarily due to the Harbourside expansion, improved systems capabilities and account / transaction volume increases. Second quarter 2006 other operating expense increased $179,000 or 20 percent and included additional expenses related to the opening of Harbourside, advertising and consulting expenses.

The second quarter income tax expense was $1,368,000 in 2006 and $1,188,000 in 2005. The combined effective federal and state tax rates were 35.0 percent and 35.2 percent in the second quarter of 2006 and 2005, respectively. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

First Six Months, 2006 Compared to the First Six Month, 2005

Net income in the first six months 2006 was $4,889,000, up 23 percent from $3,965,000 in the first six months 2005. Net income per diluted share was $1.04 in the first six months 2006 compared to $0.93 per share in the first six months 2005, an increase of 12 percent. The earnings increase is primarily attributable to growth in interest-earning assets and a higher net interest margin partially offset by higher expenses. First six months earnings include after-tax stock option expense of $81,000 or $0.017 cents per diluted share. Average outstanding diluted shares increased 446,000, or 10 percent, in the first six months 2006 compared with the first six months 2005. The increase in average shares outstanding resulted from the private placement sale of 397,273 shares in August 2005 and additional shares being issued upon exercise of stock options. Return on average equity was 16.53 percent, return on average assets was 1.31 percent and the efficiency ratio was 54.16 percent in the first six months 2006.

Average interest-earning assets for the first six months increased 13 percent to $716 million in 2006 from $633 million in 2005. First six months net interest income was $16,075,000 in 2006 compared to $12,812,000 in 2005, an increase of $3,263,000 or 25 percent. Average loans were $638 million for the first six months of 2006, 18 percent higher when compared to $542 million in 2005. The net interest margin increased to 4.55 percent in the first half of 2006 from 4.12 percent in the same period in 2005. As shown in Table 3, the increase in net interest margin was primarily due to the significant rise in loan rates over the prior 12 months. As shown in Table 1, the Company’s balance sheet is asset-sensitive, which means that interest-earning assets reprice faster than interest-bearing liabilities. Higher interest rates favorably impact the net interest margin of an asset-sensitive balance sheet.

First six months provision for credit losses was $775,000 for 2006, compared to $820,000 for the comparable period of 2005. Changes in the provision are impacted as discussed under the "Allowance for Credit Losses" section above. First six months loan growth was $43.5 million in 2006, primarily in real estate secured loans, compared to $72.4 million in loan growth in the first six months 2005. Lower loan growth in the first six months 2006 as compared to the same period in 2005 is the primary reason for the lower provision for credit losses and the increase in the allowance percentage in 2006.

Noninterest income was $2,159,000 in the first six months 2006 compared to $2,042,000 in the first six months 2005, an increase of $117,000 or 5.7 percent as a result of higher trust income and other operating income offset by lower mortgage related income and service charges on deposit accounts. Noninterest income for the first six months included mortgage banking related income, net of direct origination costs, of $482,000 in 2006 compared to $580,000 in 2005, a decrease of $98,000 or 17 percent. Net mortgage related income declined because of lower mortgage origination volume due in part to higher interest rates. Customer service charges declined 7.5 percent, or $61,000 primarily due to higher earnings credits on commercial accounts in the higher interest rate environment. No market valuation adjustments were required for loans held for sale during the first six months of 2006 and 2005.

Noninterest expense was $9,875,000 in the first six months of 2006 compared to $7,975,000 in 2005, an increase of $1,900,000, or 24 percent. Salaries and benefits increased $842,000 or 18 percent, including $108,000 of stock option related compensation expense. The personnel cost increases included additional staff in credit administration, accounting, internal audit and at Harbourside in addition to normal salary increases. Occupancy, equipment and information technology expenses increased approximately $471,000, or 28 percent, primarily due to the Harbourside expansion, improved systems capabilities and account / transaction volume increases. Other operating expense increased $587,000 or 35 percent and included $134,000 of pre-opening expenses related to the opening of Harbourside and higher data processing, audit, consulting and advertising expenses.

The first six months income tax expense was $2,695,000 in 2006 and $2,094,000 in 2005. The combined effective federal and state tax rates were 35.5 percent and 34.6 percent in the first six months of 2006 and 2005, respectively. The increase in the effective rate was due to lower tax-exempt income, proportionally higher taxable income, and a higher tax rate bracket in 2006. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

Financial Condition and Capital Resources

Balance Sheet Activity

The major changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows. The first six months increase in loans of $43.5 million in 2006 was funded by approximately $11.7 million in borrowed funds and the balance by deposit growth. Approximately $28.5 million of deposits were obtained by Harbourside in the first six months.

Average total assets increased 14 percent to $751 million in the first six months of 2006 from $661 million in the first six months 2005. Total assets were $772 million and $689 million at June 30, 2006 and 2005, respectively, an increase of 12 percent.

The Company has classified all investment securities as available for sale. Higher interest rates resulted in an overall decrease in unrealized gains on investment securities which is included in shareholders’ equity at June 30, 2006 and 2005 as accumulated other comprehensive loss, net of tax.

Brokered time deposits and institutional money market accounts totaled $90 million at June 30, 2006 compared to $95 million at December 31, 2005. They declined by $5 million in the first six months of 2006 due to local deposit growth and the use of additional short-term borrowings from the FHLB.

Loans

The following table shows the composition of the loan portfolio as of June 30, 2006 and December 31, 2005, including a more detailed breakdown of real estate secured loans by collateral type and purpose. Certain amounts from prior periods have been reclassified to conform to the current presentation.

($ in thousands)	6/30/06	% of Total	12/31/05	% of Total	% Dollar Change
Non-residential real estate
Owner-occupied	$ 93,035	14	$ 93,714	16	(1)
Non owner-occupied	87,205	13	80,799	13	8
Construction	16,964	3	14,601	2	16
Commercial land and lot development	23,736	4	31,546	5	(25)
Total non-residential real estate	220,940	34	220,660	36	0
Residential real estate
Owner-occupied - 1-4 family	83,806	13	71,582	12	17
Non owner-occupied - 1-4 family	60,027	9	58,142	10	3
Construction	98,968	15	90,855	15	9
Residential lots	55,349	8	43,149	7	28
Residential land & lot development	33,308	5	30,730	5	8
Home equity lines	39,000	6	39,230	6	(1)
Total residential real estate	370,458	56	333,688	54	11
Total real estate loans	591,398	90	554,348	90	7
Commercial	51,551	8	45,934	8	12
Consumer	14,907	2	14,156	2	5
Unearned fees	(728)	-	(771)	-	(6)
Total loans, net of unearned fees	$ 657,128	100	$ 613,667	100	7

Capital Resources

The banking regulatory agencies have adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the Federal Deposit Insurance Corporation (“FDIC”) assesses FDIC insurance premiums based on certain “well-capitalized” risk-based and equity capital ratios. As of June 30, 2006, the Company and the Subsidiary Banks exceeded the minimum requirements necessary to be classified as “well-capitalized.”

Total tangible equity capital for the Company was $61.0 million, or 7.90 percent of total assets at June 30, 2006. The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

						Well-
($ in thousands)	Company	Savannah	Bryan	Harbourside	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$72,954	$45,865	$14,998	$9,264	-	-
Total capital	80,915	51,487	16,925	9,640	-	-

Leverage Ratios
Tier 1 capital to average assets	9.54%	8.41%	8.32%	24.11%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk- weighted assets	11.47%	10.21%	9.74%	30.81%	4.00%	6.00%
Total capital to risk- weighted assets	12.72%	11.46%	10.99%	32.06%	8.00%	10.00%

Tier 1 and total capital at the Company level includes $10 million of subordinated debt issued to the Company’s nonconsolidated subsidiaries. Total capital also includes the allowance for credit losses up to 1.25 percent of risk-weighted assets.

In August 2005, the Company completed the sale of 397,273 shares of common stock in a private placement for net proceeds of $11.6 million. The proceeds were used to capitalize Harbourside and for other general corporate purposes. The capital ratios are significantly above the well-capitalized threshold, except for the Total Capital to Risk-Weighted Assets ratios at Savannah and Bryan which are at levels which require short-term and long-term planning as well as regular monitoring. The Company currently has additional trust preferred borrowing capacity of approximately $10 million that will qualify as Tier 1 capital. The Company also has access to the capital markets to issue additional stock, if needed, to maintain the well-capitalized status of the Subsidiary Banks.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Interest Rate Sensitivity Management

The objectives of balance sheet management include maintaining adequate liquidity and preserving reasonable balance between the repricing of interest sensitive assets and liabilities at favorable interest rate spreads. The objective of liquidity management is to ensure the availability of adequate funds to meet the loan demands and the deposit withdrawal needs of customers. This is achieved through maintaining a combination of sufficient liquid assets, core deposit growth and unused capacity to purchase and borrow funds in the money markets.

In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the FHLB, temporary federal funds purchased lines with correspondent banks and non-local time deposits through brokers and an Internet bulletin board service. Contingency funding and liquidity sources include the ability to sell loans or participations in certain loans to investors and borrowing from the Federal Reserve Bank of Atlanta (“FRB”) discount window.

Both Savannah and Bryan have Blanket Floating Lien Agreements with the FHLB. Under these agreements, Savannah and Bryan have credit lines up to 80 percent of the FHLB qualifying collateral value of their 1-4 family first mortgage loans plus up to 50 percent of their qualifying home equity lines of credit and second mortgage residential loans. Total borrowings are limited to 20 percent and 16 percent of assets of Savannah and Bryan, respectively. In aggregate, Savannah and Bryan had secured borrowing capacity of approximately $114 million of which 35 million was advanced at June 30, 2006. These credit arrangements serve as a core funding source as well as a liquidity backup source for Savannah and Bryan. Savannah and Bryan also have been approved to access the FRB discount window to borrow on a secured basis at 100 basis points over the Federal Funds Target Rate. The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested. The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide $15-20 million of funding needs for 30-60 days.

A continuing objective of interest rate sensitivity management is to maintain appropriate levels of variable rate assets, including variable rate loans and shorter maturity investments, relative to interest rate sensitive liabilities, in order to control potential negative impacts upon earnings due to changes in interest rates. Interest rate sensitivity management requires analyses and actions that take into consideration volumes of assets and liabilities repriced and the timing and magnitude of their price changes to determine the effect upon net interest income. The Company may employ hedging strategies to reduce interest rate risk as noted below.

The Company’s cash flow, maturity and repricing gap at June 30, 2006 was approximately $106.3 million at one year, or 15 percent of total interest-earning assets. Interest-earning assets with maturities and/or repricing dates over five years totaled $12.1 million, or 1.7 percent of total interest-earning assets. See Table 1 for cash flow, maturity and repricing gap.

The Company is asset-sensitive within one year and has been well-positioned for the rising rate environment, which began in the second quarter 2004. The FRB Board increased the federal funds target rate by 25 basis points 17 times between June 30, 2004 and June 30, 2006. It has communicated a bias toward higher interest rates implemented in a measured process as of the second quarter 2006. Some FRB Board watchers believe interest rates may be approaching a neutral level at which time the FRB Board may cease the interest rate increases.

The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income. However, interest-earning assets with maturities and/or repricing dates over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

Since June 2005 the Company has implemented various strategies to reduce the Company’s asset-sensitive position, primarily through the use of short maturity funding sources and hedging strategies such as interest rate floors, collars and swaps. During 2005, the Company entered into a five year prime rate-based floor transaction with a notional amount of $35 million and a 6 percent strike rate, a five year prime rate-based collar with a notional amount of $40 million that includes a 6 percent floor and 9 percent cap rate and a $50 million interest rate swap in which the Company receives 7.64 percent fixed rate and pays a variable rate at the prime rate.

Management monitors interest rate risk quarterly using rate-sensitivity forecasting models and other balance sheet analytical reports. If and when projected interest rate risk exposures are outside of policy tolerances or desired positions, specific strategies to return interest rate risk exposures to desired levels are developed and approved by the Asset-Liability Committee and reported to the Board by management. Management upgraded its interest rate risk reporting systems by engaging outside balance sheet consultants during the second quarter of 2005. Better forecasting models are especially valuable during periods of volatile interest rates, rapid growth and changing interest rate yield curves.

Table 1 - Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of June 30, 2006:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	years	years	years	Total
Interest-earning assets
Investment securities	$ -	$ 5,789	$ 9,522	$ 18,502	$ 16,036	$ 2,419	$ 52,268
Interest-bearing deposits	4,400	-	-	-	-	-	4,400
Federal funds sold	18,266	-	-	-	-	-	18,266
Loans held for sale	-	4,407	-	-	-	-	4,407
Loans - fixed rates	-	30,997	87,155	140,996	31,404	9,107	299,659
Loans - variable rates	-	297,701	19,019	11,462	26,599	639	355,420
Total interest-earnings assets	22,666	338,894	115,696	170,960	74,039	12,165	734,420
Interest-bearing liabilities
NOW and savings	-	5,632	11,262	28,155	33,786	33,786	112,621
Money market accounts	-	33,281	43,005	24,574	36,861	-	137,721
Time deposits	-	61,750	158,837	63,181	10,330	44	294,142
FHLB advances - long-term	-	10,083	253	1,975	3,011	152	15,474
Other borrowings	20,593	15,967	-	-	-	-	36,560
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	20,593	137,023	213,357	117,885	83,988	33,982	606,828
Gap-Excess Assets (Liabilities)	2,073	201,871	(97,661)	53,075	(9,949)	(21,817)	127,592
Gap-Cumulative	$ 2,073	$ 203,944	$ 106,283	$159,358	$ 149,409	$ 127,592	$ 127,592
Cumulative sensitivity ratio *	1.10	2.29	1.29	1.33	1.26	1.21	1.21

* Cumulative interest-earning assets / cumulative interest-bearing liabilities

Table 2 - Average Balance Sheet and Rate/Volume Analysis - Second Quarter, 2006 and 2005

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilities during the second quarter of 2006 and 2005.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
6/30/06	6/30/05	6/30/06	6/30/05		6/30/06	6/30/05	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 4,545	$ 14,092	4.77	2.85	Interest-bearing deposits	$ 54	$ 100	($ 46)	$ 67	($113)
48,609	35,761	4.35	4.05	Investments - taxable	527	361	166	27	139
2,500	4,488	11.39	9.92	Investments - non-taxable	71	111	(40)	16	(56)
12,188	9,641	4.87	2.87	Federal funds sold	148	69	79	48	31
13,394	26,864	6.98	5.51	Loans held for sale	233	369	(136)	98	(234)
647,865	558,098	7.77	6.64	Loans (c)	12,548	9,244	3,304	1,572	1,732
729,101	648,944	7.47	6.34	Total interest-earning assets	13,581	10,254	3,327	1,828	1,499
35,979	27,583			Noninterest-earning assets
$765,080	$676,527			Total assets

				Liabilities and equity
				Deposits
$ 91,810	$ 90,848	1.10	0.70	NOW accounts	252	159	93	91	2
19,901	20,824	1.01	1.00	Savings accounts	50	52	(2)	1	(3)
129,841	99,996	3.52	2.31	Money market accounts	1,138	577	561	302	259
104,139	71,713	4.52	3.26	Time deposits, $100M or more	1,174	583	591	225	366
78,931	127,962	3.70	3.20	Time deposits, broker	728	1,020	(292)	160	(452)
104,675	80,271	4.22	3.09	Other time deposits	1,101	619	482	226	256
				Total interest-bearing
529,297	491,614	3.37	2.46	deposits	4,443	3,010	1,433	1,005	428
15,904	20,722	4.97	4.90	FHLB advances - long-term	197	253	(56)	4	(60)
43,962	17,240	4.98	2.65	Short-term borrowings	546	114	432	100	332
10,310	10,310	7.78	5.80	Subordinated debt	200	149	51	51	-
				Total interest-bearing
599,473	539,886	3.60	2.62	liabilities	5,386	3,526	1,860	1,160	700
98,671	89,629			Noninterest-bearing deposits
6,741	4,293			Other liabilities
60,195	42,719			Shareholders' equity
$765,080	$676,527			Liabilities and equity
		3.87	3.72	Interest rate spread
		4.51	4.16	Net interest margin
				Net interest income	$8,195	$6,728	$1,467	$ 668	$799
$129,628	$109,058			Net earning assets
$627,968	$581,243			Average deposits
		2.84	2.08	Average cost of deposits
103%	96%			Average loan to deposit ratio
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

Table 3 - Average Balance Sheet and Rate/Volume Analysis - First Six Months 2006 and 2005

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilities during the first six months of 2006 and 2005.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
YTD	YTD	YTD	YTD		YTD	YTD	Vari-
6/30/06	6/30/05	6/30/06	6/30/05		6/30/06	6/30/05	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 4,458	$ 13,638	4.61	2.65	Interest-bearing deposits	$ 102	$ 179	($ 77)	$ 133	($ 210)
46,623	35,377	4.32	3.98	Investments - taxable	998	698	300	60	240
2,717	4,801	11.13	9.91	Investments - non-taxable	150	236	(86)	29	(115)
11,774	8,514	4.71	2.70	Federal funds sold	275	114	161	85	76
13,033	29,010	6.82	5.59	Loans held for sale	441	804	(363)	177	(540)
637,737	541,807	7.67	6.50	Loans (c)	24,269	17,458	6,811	3,144	3,667
716,342	633,147	7.39	6.21	Total interest-earning assets	26,235	19,489	6,746	3,628	3,118
34,613	27,803			Noninterest-earning assets
$750,955	$660,950			Total assets

				Liabilities and equity
				Deposits
$ 90,116	$ 87,760	1.08	0.62	NOW accounts	483	270	213	200	13
19,890	20,212	0.99	0.87	Savings accounts	98	87	11	12	(1)
129,004	93,571	3.32	2.08	Money market accounts	2,123	966	1,157	575	582
98,089	70,308	4.33	3.18	Time deposits, $100M or more	2,106	1,110	996	401	595
84,807	116,887	3.61	3.15	Time deposits, broker	1,519	1,828	(309)	267	(576)
99,546	78,820	4.07	2.99	Other time deposits	2,007	1,167	840	422	418
				Total interest-bearing
521,452	467,558	3.22	2.34	deposits	8,336	5,428	2,908	1,877	1,031
18,160	20,760	4.93	4.89	FHLB advances - long-term	444	503	(59)	4	(63)
37,795	29,464	4.86	2.39	Short-term borrowings	911	349	562	361	201
10,310	10,310	7.61	5.54	Subordinated debt	389	283	106	106	-
				Total interest-bearing
587,717	528,092	3.46	2.51	liabilities	10,080	6,563	3,517	2,348	1,169
96,050	86,715			Noninterest-bearing deposits
7,558	4,281			Other liabilities
59,630	41,862			Shareholders' equity
$750,955	$660,950			Liabilities and equity
		3.93	3.70	Interest rate spread
		4.55	4.12	Net interest margin
				Net interest income	$16,155	$12,926	$3,229	$ 1,280	$1,949
$128,625	$105,055			Net earning assets
$617,502	$554,273			Average deposits
		2.72	1.97	Average cost of deposits
103%	98%			Average loan to deposit ratio
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

    Off-Balance Sheet Arrangements

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business. At June 30, 2006, the Company had unfunded commitments to extend credit of $165 million and outstanding stand-by letters of credit of $7.4 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

During 2005, the Company entered into a five year prime rate-based floor transaction with a notional amount of $35 million and a 6 percent strike rate, a five year prime rate-based collar with a notional amount of $40 million that includes a 6 percent floor and 9 percent cap rate and a $50 million interest rate swap in which the Company receives 7.64 percent fixed rate and pays a variable rate at the prime rate.

On February 24, 2006, Harbourside entered into a 20-year noncancellable operating lease for their main office building. The estimated lease payments, which include 18 months of rent forbearance, are included in Table 4.

Table 4 - Long-term Obligations

The following table includes a breakdown of payment obligations due under long-term contracts:
($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
FHLB advances - long-term	$ 15,474	$ 10,336	$ 1,975	$ 3,011	$ 152
Subordinated debt	10,310	-	-	-	10,310
Operating leases - buildings	8,801	434	1,347	1,313	5,707
Information technology contracts	60	60	-	-	-
Total	$ 34,645	$ 10,830	$ 3,322	$ 4,324	$ 16,169

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

Annual Meeting of Shareholders Held April 18, 2006

Annual Meeting Quorum
At the 2006 Annual Meeting of Shareholders held on April 18, 2006, there were 3,569,281 shares present in person or by proxy, representing 77.5 percent of the 4,607,208 outstanding shares. The following actions were taken by the shareholders.

Election and Re-election of Seven Directors
Shareholders voted to elect six Directors of Class I to serve until the Annual Meeting of Shareholders in 2009 and to elect one Director of Class II to serve until the annual meeting of shareholders in 2007. 3,564,276 shares representing 99.9 percent of the shares presented were cast in favor of the election of directors; 5,005 shares were withheld on selected directors.

Ratification of Independent Registered Public Accountants
Shareholders voted to approve the selection of BDO Seidman, LLP as independent registered public accountants to audit the Company's financial statements for the year 2006. 3,556,393 shares, representing 99.6 percent of the shares present were cast in favor of the ratification of the appointment of BDO Seidman, LLP as independent registered public accountants, 7,468 shares or 0.2 percent of the shares present abstained and 5,419 shares or 0.2 percent voted against the ratification of the independent registered public accountants.

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

The Savannah Bancorp, Inc. (Registrant)

Date: 8/8/06	/s/ G. Mike Odom, Jr. G. Mike Odom, Jr. Chief Executive Officer (Principal Executive Officer)

Date: 8/8/06	/s/ John C. Helmken II John C. Helmken II President

Date:8/8/06	/s/ Robert B. Briscoe Robert B. Briscoe Chief Financial Officer (Principal Financial and Accounting Officer)

-23-