Form 10-Q
period 2006-09-30
SAVANNAH BANCORP INC
filed 2006-11-09
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2006
Common Stock, $1.00 par value per share	4,617,022

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
September 30, 2006

Part I - Financial Information	Page

Item 1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets
September 30, 2006 and 2005 and December 31, 2005	3

Consolidated Statements of Income
for the Three and Nine Month Periods Ended September 30, 2006 and 2005	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Nine Months Ended September 30, 2006 and 2005	5

Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2006 and 2005	6

Condensed Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	9-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17-21

Item 4. Controls and Procedures	21

Part II - Other Information

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

Part I - Financial Information

Item 1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of The Savannah Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheets of The Savannah Bancorp, Inc. and its subsidiaries as of September 30, 2006 and 2005, the related consolidated statements of income for the three and nine month periods ended September 30, 2006 and 2005, and the changes in shareholders’ equity and cash flows for the nine months ended September 30, 2006 and 2005 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2006. These interim financial statements are the responsibility of the Company's management.

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

/s/ BDO Seidman, LLP

Atlanta, Georgia
November 7, 2006

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	September 30,	December 31,	September 30,
	2006	2005	2005
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 17,036	$ 14,736	$ 16,918
Federal funds sold	17,098	11,847	9,791
Interest-bearing deposits in banks	3,916	5,885	13,827
Cash and cash equivalents	38,050	32,468	40,536
Securities available for sale, at fair value (amortized
cost of $51,684 at 9/30/06, $44,972 at
12/31/05 and $41,379 at 9/30/05)	51,276	44,438	41,206
Loans held for sale	832	10,473	13,536
Loans, net of allowance for credit losses of $8,611 at
9/30/06, $7,813 at 12/31/05 and $7,576 at 9/30/05	675,315	605,854	593,978
Premises and equipment, net	6,135	5,020	4,727
Other real estate owned	1,800	-	-
Bank-owned life insurance	5,710	5,551	5,497
Other assets	14,628	14,097	13,602
Total assets	$793,746	$717,901	$713,082

Liabilities
Deposits:
Noninterest-bearing	$ 105,084	$ 93,082	$ 94,867
Interest-bearing demand	100,972	93,568	90,502
Savings	18,272	19,319	19,637
Money market	144,771	118,413	111,625
Time deposits	293,282	276,128	286,672
Total deposits	662,381	600,510	603,303
Short-term borrowings	37,229	19,902	17,227
Federal Home Loan Bank advances - long-term	13,392	20,476	20,577
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	6,065	8,160	4,969
Total liabilities	729,377	659,358	656,386

Shareholders' equity
Common stock, par value $1 per share: authorized
20,000,000 shares; issued 4,617,022 at
9/30/06, 4,591,339 shares at 12/31/05
and 9/30/05	4,617	4,591	4,591
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Additional paid-in capital	36,659	36,257	36,269
Retained earnings	23,815	18,272	16,171
Treasury stock, 255 shares at 9/30/06 and 267 shares
at 12/31/05 and 9/30/05	(4)	(4)	(4)
Accumulated other comprehensive loss, net	(718)	(573)	(331)
Total shareholders' equity	64,369	58,543	56,696
Total liabilities and shareholders' equity	$793,746	$717,901	$713,082

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three and Nine-Month Periods Ended September 30, 2006 and 2005
(Unaudited)
($ in thousands, except per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$ 13,209	$ 10,109	$ 37,478	$ 27,567
Loans held for sale	64	304	506	1,108
Investment securities:
Taxable	502	333	1,397	952
Tax-exempt	27	50	97	172
Dividends	43	23	147	102
Deposits with banks	65	123	166	302
Federal funds sold	166	108	441	222
Total interest and dividend income	14,076	11,050	40,232	30,425
Interest expense
Deposits	5,251	3,329	13,588	8,757
Short-term borrowings	326	160	1,240	509
Federal Home Loan Bank advances	166	253	610	756
Subordinated debt	214	159	602	442
Total interest expense	5,957	3,901	16,040	10,464
Net interest income	8,119	7,149	24,192	19,961
Provision for credit losses	360	375	1,135	1,195
Net interest income after
provision for credit losses	7,759	6,774	23,057	18,766
Noninterest income
Service charges on deposit accounts	384	402	1,137	1,216
Mortgage related income, net	203	260	686	790
Trust fees	164	125	488	358
Other operating income	305	288	902	777
Gain (loss) on sale of other real estate owned, net	-	18	-	(6)
Total noninterest income	1,056	1,093	3,213	3,135
Noninterest expense
Salaries and employee benefits	2,717	2,422	8,193	7,056
Occupancy and equipment	755	580	2,152	1,643
Information technology	372	317	1,108	916
Other operating expenses	1,101	920	3,363	2,599
Total noninterest expense	4,945	4,239	14,816	12,214
Income before income taxes	3,870	3,628	11,454	9,687
Income tax expense	1,280	1,274	3,975	3,368
Net income	$ 2,590	$ 2,354	$ 7,479	$ 6,319

Net income per share:
Basic	$ 0.56	$ 0.54	$ 1.62	$ 1.50

Diluted	$ 0.55	$ 0.53	$ 1.59	$ 1.46
The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2006	2005
Common shares issued
Shares, beginning of period	4,591,339	4,112,448
Issuance of common stock	-	397,273
Exercise of options	25,683	81,618
Shares, end of period	4,617,022	4,591,339
Treasury shares owned
Shares, beginning of period	267	282
Shares issued from treasury shares	(12)	(15)
Shares, end of period	255	267
Common stock
Balance, beginning of period	$ 4,591	$ 4,112
Issuance of common stock	-	397
Exercise of options	26	82
Balance, end of period	4,617	4,591
Additional paid-in capital
Balance, beginning of period	36,257	24,232
Issuance of common stock	-	11,203
Share-based compensation activity, net	95	-
Exercise of options	307	834
Balance, end of period	36,659	36,269
Retained earnings
Balance, beginning of period	18,272	11,539
Net income	7,479	6,319
Dividends declared	(1,936)	(1,687)
Balance, end of period	23,815	16,171
Treasury stock
Balance, beginning and end of period	(4)	(4)
Accumulated other comprehensive (loss) income, net
Balance, beginning of period	(573)	192
Change in net unrealized gains (losses) on securities
available for sale, net of tax	78	(299)
Net change in fair value of derivative
instruments, net of tax	(223)	(224)
Balance, end of period	(718)	(331)
Total shareholders' equity	$64,369	$56,696
Other comprehensive income, net
Net income	$ 7,479	$ 6,319
Change in net unrealized gains (losses) on
securities available for sale, net of tax	78	(299)
Net change in fair value of derivative
instruments, net of tax	(223)	(224)
Other comprehensive income, net	$ 7,334	$ 5,796

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2006	2005
Operating activities
Net income	$ 7,479	$ 6,319
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for credit losses	1,135	1,195
Loans originated for sale	(28,689)	(72,079)
Proceeds from sale of loans originated for sale	38,571	76,253
Net amortization of securities	30	82
Depreciation and amortization	672	598
Non-cash share-based compensation expense	231	-
Increase in deferred income taxes, net	(698)	(382)
Gain on sale of loans, net	(242)	(496)
Loss on sale of premises and equipment	44	-
Loss on sale of other real estate owned	-	6
Equity in net income of equity method investee	(82)	-
Increase in CSV of bank-owned life insurance policies	(159)	(148)
Change in other assets and other liabilities, net	(3,269)	(1,186)
Net cash provided by operating activities	15,023	10,162
Investing activities
Activity in available for sale securities
Purchases	(13,350)	(13,400)
Maturities and calls	6,609	13,135
Loan originations and principal collections, net	(70,781)	(92,437)
Purchase of other real estate owned	(1,615)	-
Proceeds from sale of foreclosed assets	-	454
Investment in low income housing tax credits	-	(613)
Investment in nonconsolidated real estate subsidiary	-	(2,669)
Distribution from equity method investee	1,300	-
Additions to premises and equipment	(1,831)	(540)
Net cash used in investing activities	(79,668)	(96,070)
Financing activities
Net increase in noninterest-bearing deposits	12,002	11,077
Net increase in interest-bearing deposits	49,869	86,106
Net increase (decrease) in short-term borrowings	17,327	(17,842)
Net decrease in long-term FHLB advances	(7,084)	(260)
Payment on note payable	(284)	(362)
Dividend payments	(1,936)	(1,687)
Issuance of common stock	-	11,600
Exercise of options	333	916
Net cash provided by financing activities	70,227	89,548
Increase in cash and cash equivalents	5,582	3,640
Cash and cash equivalents, beginning of period	32,468	36,896
Cash and cash equivalents, end of period	$38,050	$40,536

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2005. Certain prior period balances and formats have been reclassified to conform to the current period presentation.

The September 30, 2006 financial statements include seven months of operations of Harbourside Community Bank (“Harbourside”), a new federal stock savings bank which opened on March 1, 2006. On February 24, 2006, Harbourside entered into a 20-year operating lease on a building at 852 William Hilton Parkway, Hilton Head, SC. The 17,500 square foot building houses the main banking office, executive offices and mortgage banking operations. A 22-person staff (the staff of Harbourside Mortgage Company, a division of The Savannah Bank, N.A.) plus approximately 12 additional bank related staff were hired by Harbourside on March 1, 2006, as initially planned. Total Harbourside loans and deposits of approximately $40 million and $38 million, respectively, as of September 30, 2006 are included in the consolidated balance sheet. In addition, Harbourside services $204.6 million in loans previously sold to third parties.

Note 2 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Savannah Bank, N.A. and Bryan Bank & Trust are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances. Cash reserves of $1,617,000 and $1,912,000 were required as of September 30, 2006 and December 31, 2005, respectively. The Company pledged interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities purchased under agreements to resell. Pledged cash balances were $500,000 and $1,200,000 at September 30, 2006 and December 31, 2005, respectively.

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

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average number of common shares outstanding - basic	4,609	4,346	4,608	4,224
Effect of dilutive options	100	121	103	116
Average number of common shares outstanding - diluted	4,709	4,467	4,711	4,340

Note 4 - Accounting for Share-Based Compensation

On January 1, 2006, the Company adopted the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment,” (“SFAS No. 123R”) using the modified prospective method. In accordance with SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company determines the fair value of employee stock options using the Black-Scholes option pricing model.

During 1995, the Company adopted the 1995 Stock Option Plan under which it was authorized to issue both incentive stock options and non-qualified stock options. In 2000, the shareholders authorized additional option shares under the 1995 Stock Option Plan which have all been granted.

In 2005, the Company adopted the 2005 Omnibus Stock Ownership and Long Term Incentive Plan (“2005 Stock Incentive Plan”). The total number of options or awards available for issuance at September 30, 2006 under the 2005 Stock Incentive Plan was 161,995 shares of common stock. Options granted under both plans have a term of ten years and generally become fully vested by the end of the fifth year. Performance based options granted to directors vest over four quarters from the date of grant.

In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. The following table summarizes compensation costs related to the Company’s share-based compensation plans:
($ in thousands)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Salaries and employee benefits	$ 39	$ 147
Directors share-based compensation	59	84
Pre-tax share-based compensation expense	98	231
Income tax benefit	(64)	(86)
Total share-based compensation expense	$ 34	$ 145

In the third quarter of 2006, the Company realized $48,000 in income tax benefit associated with certain stock option exercises.

Share-based compensation expense, net of tax, for the third quarter and first nine months of 2005 was $23,000 and $69,000, respectively.  Net income per diluted share would have been $0.01 less for the third quarter of 2005 and $0.02 less for the first nine months of 2005.

The Company recognizes share-based compensation expense using the graded vesting attribution method. The remaining unrecognized compensation cost related to unvested awards at September 30, 2006 is approximately $498,000 and the weighted-average period of time over which this cost will be recognized is approximately 3.1 years. This amount does not include the cost of any additional options that may be granted in future periods nor any reduction in cost for potential forfeitures.

Note 5 - Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of income tax positions taken, or expected to be taken, in an income tax return. FIN 48 represents a significant change in accounting for income taxes, and for disclosures related to income taxes, and becomes effective for the Company in 2007. The Company is currently evaluating FIN 48 and has not yet determined the impact, if any, the adoption of this Interpretation will have on its consolidated financial position or results of operations.

In September 2006, the  SEC issued Staff Accounting Bulletin No. 108 ("SAB 108").  Due to diversity in practice among some registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary.  SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged.  The Company does not believe SAB 108 will have a material impact on the consolidated financial statements.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD & A”) and other Company communications and statements may contain "forward-looking statements." These forward-looking statements may include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and which may change based on various factors, many of which are beyond our control. The words "may," "could," "should," "would," “will,” "believe," "anticipate," "estimate," "expect," "intend," “indicate,” "plan" and similar words are intended to identify expressions of the future. These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“FRB Board”); inflation, interest rate, market and monetary fluctuations; competitors’ products and services; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Overview

For a comprehensive presentation of the Company’s financial condition at September 30, 2006 and 2005 and results of operations for the three and nine month periods ended September 30, 2006 and 2005, the following analysis should be reviewed with other information including the Company’s December 31, 2005 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

The Savannah Bancorp, Inc. and Subsidiaries
Third Quarter Financial Highlights
September 30, 2006 and 2005
(Unaudited)
($ in thousands, except per share data)
			%
Balance Sheet Data at September 30	2006	2005	Change
Total assets	$793,746	$713,082	11
Interest-earning assets	756,084	678,974	11
Loans	683,926	601,554	14
Deposits	662,381	603,303	9.8
Interest-bearing liabilities	618,228	556,550	11
Shareholders' equity	64,369	56,696	14
Allowance for credit losses	8,611	7,576	14
Nonaccruing loans	1,371	1,113	23
Loans past due 90 days - accruing	466	852	(45)
Other real estate owned	1,800	-	-
Allowance for credit losses to total loans	1.26%	1.26%	-
Nonperforming assets to total
loans and other real estate owned	0.53%	0.33%	61
Loan to deposit ratio	103.25%	99.71%	3.6
Equity to assets	8.11%	7.95%	2.0
Tier 1 capital to risk-weighted assets	11.30%	11.36%	(0.5)
Total capital to risk-weighted assets	12.55%	12.62%	(0.6)
Book value per share	$ 13.94	$ 12.35	13
Outstanding shares	4,617	4,591	0.6
Market value per share	$ 33.30	$ 34.50	(3.5)

Performance Ratios
For the Third Quarter	2006	2005	% Change
Net income	$ 2,590	$ 2,354	10
Return on average assets	1.34%	1.34%	-
Return on average equity	16.46%	19.16%	(14)
Net interest margin	4.42%	4.28%	3.3
Efficiency ratio	53.90%	51.43%	4.8
Per share data:
Net income - basic	$ 0.56	$ 0.54	3.7
Net income - diluted	$ 0.55	$ 0.53	3.8
Dividends	$ 0.140	$ 0.135	3.7
Average shares:
Basic	4,609	4,346	6.0
Diluted	4,709	4,467	5.4

For the First Nine Months	2006	2005	% Change
Net income	$ 7,479	$ 6,319	18
Return on average assets	1.32%	1.25%	5.6
Return on average equity	16.51%	19.20%	(14)
Net interest margin	4.50%	4.17%	7.9
Efficiency ratio	54.06%	52.88%	2.2
Per share data:
Net income - basic	$ 1.62	$ 1.50	8.0
Net income - diluted	$ 1.59	$ 1.46	8.9
Dividends	$ 0.42	$ 0.405	3.7
Average shares:
Basic	4,608	4,224	9.1
Diluted	4,711	4,340	8.5

Introduction

MD & A provides supplemental information which outlines the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The MD & A is divided into subsections entitled:

Introduction
Critical Accounting Estimate
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the nine month period ended September 30, 2006 compared with the same period in 2005. Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company." The Savannah Bank, N.A. is referred to as "Savannah," Bryan Bank & Trust is referred to as “Bryan” and Harbourside Community Bank is referred to as “Harbourside”. Harbourside opened and began offering full service banking activities on March 1, 2006. Harbourside Mortgage Company, a loan production office and division of Savannah, is referred to as “Harbourside Mortgage.” Collectively, Savannah, Bryan and Harbourside are referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, GA and, as of September 30, 2006, has eight banking offices and eight ATMs in Savannah, Chatham County and Richmond Hill, GA and Hilton Head Island, SC. The Company also has mortgage lending offices in Savannah and Richmond Hill, GA and Hilton Head Island, SC. The eighth banking office opened on September 12, 2006 at 50 Meeting Street in The Village on Skidaway Island, which is approximately 15 miles south of downtown Savannah.

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

Profitable growth in loans, deposits, product lines and service quality in existing markets and quality expansion into new markets, all within acceptable risk tolerances, are the primary strategic objectives of the Company.

Critical Accounting Estimate - Allowance for Credit Losses

The Company considers its policies regarding the allowance for credit losses to be its most critical accounting estimate due to the significant degree of management judgment involved. The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses based on management's continuous evaluation of the loan portfolio. Credit losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb credit losses inherent in the loan portfolio at September 30, 2006. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations and concentrations of credit. Other factors affecting the allowance are market interest rates, average loan size, portfolio maturity and composition, collateral values and general economic conditions. Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the allowance amount.

No assurance can be given that the Company will not sustain credit losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for credit losses by future charges or credits to earnings. The allowance for credit losses is also subject to review by various regulatory agencies through their periodic examinations of Savannah, Bryan and Harbourside. Such examinations could result in required changes to the allowance for credit losses. No adjustment in the allowance or significant adjustments to Savannah and Bryan’s internally classified loans were made as a result of their most recent examinations performed by the Office of the Comptroller of the Currency as of December 31, 2005 or the Georgia Department of Banking and Finance as of June 29, 2006.

The allowance for credit losses totaled $8,611,000, or 1.26 percent of total loans, at September 30, 2006. This is compared to an allowance of $7,813,000, or 1.27 percent of total loans, at December 31, 2005. For the nine months ended September 30, 2006, the Company reported net charge-offs of $337,000. This is compared to net charge-offs of $8,000 for the first nine months of 2005. During the first nine months of 2006, a provision for credit losses of $1,135,000 was added to the allowance for credit losses. Significant growth in the loan portfolio, a decrease in real estate sales and construction activity combined with larger credit exposures in the coastal areas of Georgia and South Carolina provides the primary basis for the provision for credit losses and the level of the allowance for credit losses.

If the allowance for credit losses had changed by 5 percent, the effect on net income would have been approximately $265,000. If the allowance had to be increased by this amount, it would not have changed the Subsidiary Banks’ status as well-capitalized financial institutions.

The Company's nonperforming assets consist of loans on nonaccrual status, loans which are contractually past due 90 days or more on which interest is still being accrued and other real estate owned due to loan foreclosures. Nonaccruing loans of $1,371,000, loans past due 90 days or more of $466,000, and other real estate owned of $1,800,000, totaled $3,637,000, or 0.53 percent of gross loans, at September 30, 2006 compared to $1,357,000, or 0.22 percent of gross loans, at December 31, 2005. Other real estate owned consisted of one residential real estate property foreclosed on during the third quarter. A $300,000 charge-off was taken in the third quarter in order to adjust the carrying value of the property to estimated net realizable value. Generally, loans are placed on nonaccrual status when the collection in full of the principal or interest becomes doubtful.

Impaired loans under SFAS No. 114 were all on nonaccrual status and totaled $1,371,000 and $1,313,000 at September 30, 2006 and December 31, 2005, respectively.

Results of Operations

Third Quarter, 2006 Compared to the Third Quarter, 2005

Net income for the third quarter 2006 was $2,590,000, up 10 percent from $2,354,000 in the third quarter 2005. Net income per diluted share was $0.55 compared to $0.53 per diluted share in the third quarter of 2005, an increase of 3.8 percent. Earnings growth moderated in the third quarter due to lower than anticipated revenue from Harbourside. The revenue shortfall is due primarily to turnover in key positions during the last five months which has resulted in less loan and deposit volume than planned. Additionally, moderation in residential real estate sales activity reduced mortgage related revenues at each of the Subsidiary Banks.

Average outstanding diluted shares increased 242,000, or 5.4 percent, in the third quarter 2006 compared with the third quarter 2005. The increase in average shares outstanding resulted from the private placement sale of 397,273 shares in August 2005 and additional shares being issued upon exercise of stock options. For the third quarter 2006, return on average equity was 16.46 percent, return on average assets was 1.34 percent, net interest margin was 4.42 percent and the efficiency ratio was 53.90 percent.

Third quarter average interest-earning assets increased 9.6 percent to $732 million in 2006 from $668 million in 2005. Third quarter net interest income was $8,119,000 in 2006 compared to $7,149,000 in 2005, an increase of $970,000 or 14 percent. Average loans for the third quarter were $661 million in 2006, 14 percent higher when compared to $579 million for the same period in 2005. The net interest margin for the third quarter increased to 4.42 percent in 2006 from 4.28 percent in the same period in 2005. The federal funds target rate was increased by 25 basis points at each of seventeen consecutive FRB Board meetings from June 2004 to June 2006.

The prime rate increased from 4.00 percent to 8.25 percent during the 24-month period ended June 30, 2006. As shown in Table 2, the increase in the net interest margin was due to the rise in loan rates and increases in equity and noninterest-bearing deposits. As shown in Table 1, the Company’s balance sheet is asset-sensitive, which means that interest-earning assets reprice faster than interest-bearing liabilities. Rising interest rates favorably impact the net interest margin of an asset-sensitive balance sheet.

Third quarter provision for credit losses was $360,000 for 2006, compared to $375,000 for the comparable period of 2005. Changes in the provision are impacted as discussed under the "Allowance for Credit Losses" section above.

Noninterest income was $1,056,000 in the third quarter 2006 compared to $1,093,000 in the third quarter 2005, a decrease of $37,000 or 3.4 percent. Higher trust fees and other operating income were offset by lower mortgage related income and lower service charge income on deposit accounts. Third quarter noninterest income included mortgage banking related income, net of direct origination costs, of $203,000 in 2006 compared to $260,000 in 2005, a decrease of $57,000 or 22 percent. Net mortgage related income declined because of lower mortgage origination volume due to higher interest rates, personnel turnover at Harbourside and a decline in residential real estate market activity. Service charges on deposit accounts declined 4.5 percent, or $18,000, primarily due to higher earnings credits on commercial accounts in the higher interest rate environment. No market valuation adjustments were required for loans held for sale during the third quarter of 2006 and 2005.

Third quarter noninterest expense was $4,945,000 in 2006 compared to $4,239,000 in 2005, an increase of $706,000, or 17 percent. Third quarter salaries and benefits increased $295,000 or 12 percent, including $34,000 in share-based compensation expense. In addition to normal salary expenses, the personnel cost increases included additional staff in credit administration, accounting, internal audit and at Harbourside. Third quarter occupancy, equipment and information technology expenses increased approximately $230,000, or 26 percent, primarily due to the Harbourside expansion, improved systems capabilities and account / transaction volume increases. Third quarter 2006 other operating expense increased $181,000 or 20 percent and included higher audit, advertising, professional fees and various other expenses.

The third quarter income tax expense was $1,280,000 in 2006 and $1,274,000 in 2005. The combined effective federal and state tax rates were 33 percent and 35 percent in the third quarter of 2006 and 2005, respectively. The effective tax rate was lower due to tax benefits associated with certain stock option exercises and an overaccrual of state income taxes during the first two quarters. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

First Nine Months, 2006 Compared to the First Nine Months, 2005

Net income in the first nine months 2006 was $7,479,000, up 18 percent from $6,319,000 in the first nine months 2005. Net income per diluted share was $1.59 in the first nine months 2006 compared to $1.46 per share in the first nine months 2005, an increase of 8.9 percent. The earnings increase is primarily attributable to growth in interest-earning assets and a higher net interest margin partially offset by higher expenses. First nine months earnings include after tax share-based compensation expense of $145,000 or $0.03 per diluted share in 2006 and none in 2005. Average outstanding diluted shares increased 371,000, or 8.5 percent, in the first nine months 2006 compared with the first nine months 2005. The increase in average shares outstanding resulted from the private placement sale of 397,273 shares in August 2005 and additional shares being issued upon exercise of stock options. Return on average equity was 16.51 percent, return on average assets was 1.32 percent and the efficiency ratio was 54.06 percent in the first nine months 2006.

Average interest-earning assets for the first nine months increased 12 percent to $722 million in 2006 from $645 million in 2005. First nine months net interest income was $24,192,000 in 2006 compared to $19,961,000 in 2005, an increase of $4,231,000 or 21 percent. Average loans were $646 million for the first nine months of 2006, 17 percent higher when compared to $554 million in 2005. The net interest margin increased to 4.50 percent in the first nine months of 2006 from 4.17 percent in the same period in 2005. As shown in Table 3, the increase in the net interest margin was due to the rise in loan rates and increases in equity and noninterest-bearing deposits. As shown in Table 1, the Company’s balance sheet is asset-sensitive, which means that interest-earning assets reprice faster than interest-bearing liabilities. Rising interest rates favorably impact the net interest margin of an asset-sensitive balance sheet.

First nine months provision for credit losses was $1,135,000 for 2006, compared to $1,195,000 for the comparable period of 2005. Changes in the provision are impacted as discussed under the "Allowance for Credit Losses" section above. First nine months loan growth was $70 million in 2006, primarily in real estate secured loans, compared to $102 million in loan growth in the first nine months 2005. Lower loan growth in the first nine months 2006 as compared to the same period in 2005 is the primary reason for the slightly lower provision for credit losses.

Noninterest income was $3,213,000 in the first nine months 2006 compared to $3,135,000 in the first nine months 2005, an increase of $78,000 or 2.5 percent as a result of higher trust fees and other operating income offset by lower mortgage related income and service charges on deposit accounts. Noninterest income for the first nine months included mortgage banking related income, net of direct origination costs, of $686,000 in 2006 compared to $790,000 in 2005, a decrease of $104,000 or 13 percent. Net mortgage related income declined because of lower mortgage origination volume due to higher interest rates, personnel turnover at Harbourside and a decline in residential real estate market activity. Service charges on deposit accounts declined 6.5 percent, or $79,000 primarily due to higher earnings credits on commercial accounts in the higher interest rate environment. No market valuation adjustments were required for loans held for sale during the first nine months of 2006 and 2005.

Noninterest expense was $14,816,000 in the first nine months of 2006 compared to $12,214,000 in 2005, an increase of $2,602,000, or 21 percent. Salaries and benefits increased $1,137,000 or 16 percent, including $145,000 of share-based compensation expense. In addition to normal salary increases, the personnel cost increases included additional staff in credit administration, accounting, internal audit and at Harbourside. Occupancy, equipment and information technology expenses increased approximately $701,000, or 27 percent, primarily due to the Harbourside expansion, improved systems capabilities and account / transaction volume increases. Other operating expense increased $764,000 or 29 percent and included $134,000 of pre-opening expenses related to the opening of Harbourside and higher audit, advertising, professional fees and various other expenses.

The first nine months income tax expense was $3,975,000 in 2006 and $3,368,000 in 2005. The combined effective federal and state tax rates were 34.7 percent and 34.8 percent in the first nine months of 2006 and 2005, respectively. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

Financial Condition and Capital Resources

Balance Sheet Activity

The major changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows. The first nine months increase in loans of $70 million in 2006 was funded by approximately $10---- million in borrowed funds and the balance by deposit growth. Harbourside generated approximately $38 million in deposits since its opening in March 2006.

Average total assets increased 12 percent to $757 million in the first nine months of 2006 from $674 million in the first nine months 2005. Total assets were $794 million and $713 million at September 30, 2006 and 2005, respectively, an increase of 11 percent.

The Company has classified all investment securities as available for sale. Higher interest rates resulted in an overall decrease in unrealized gains on investment securities at September 30, 2006 and 2005 which is included in shareholders’ equity as accumulated other comprehensive loss, net of tax.

Brokered time deposits and institutional money market accounts totaled $84 million at September 30, 2006 compared to $95 million at December 31, 2005. The $11 million decline in the first nine months of 2006 was due to local deposit growth and the use of additional short-term borrowings from the FHLB.

Loans

The following table shows the composition of the loan portfolio as of September 30, 2006 and December 31, 2005, including a detailed breakdown of real estate secured loans by collateral type and purpose. Certain amounts from prior periods have been reclassified to conform to the current presentation.

($ in thousands)	9/30/06	% of Total	12/31/05	% of Total	% Dollar Change
Non-residential real estate
Owner-occupied	$ 90,376	13	$ 93,714	15	(4)
Non owner-occupied	90,649	13	80,799	13	12
Construction	22,420	3	14,601	2	54
Commercial land and lot development	39,149	6	44,276	7	(12)
Total non-residential real estate	242,594	35	233,390	37	4
Residential real estate
Owner-occupied - 1-4 family	85,370	12	71,582	12	19
Non owner-occupied - 1-4 family	62,163	9	58,142	10	7
Construction	114,256	17	90,855	15	26
Residential land and lot development	75,493	11	61,149	10	23
Home equity lines	39,076	6	39,230	6	0
Total residential real estate	376,358	55	320,958	53	17
Total real estate loans	618,952	90	554,348	90	12
Commercial	50,970	8	45,934	8	11
Consumer	14,715	2	14,156	2	4
Unearned fees	(711)	-	(771)	-	(8)
Total loans, net of unearned fees	$ 683,926	100	$ 613,667	100	11

Capital Resources

The banking regulatory agencies have adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the Federal Deposit Insurance Corporation (“FDIC”) assesses FDIC insurance premiums based on certain “well-capitalized” risk-based and equity capital ratios. As of September 30, 2006, the Company and the Subsidiary Banks exceeded the minimum requirements necessary to be classified as “well-capitalized.”

Total tangible equity capital for the Company was $64.4 million, or 8.11 percent of total assets at September 30, 2006. The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

						Well-
($ in thousands)	Company	Savannah	Bryan	Harbourside	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 75,087	$ 46,851	$ 16,029	$ 8,990	-	-
Total capital	83,398	52,652	17,994	9,390	-	-

Leverage Ratios
Tier 1 capital to average assets	9.78%	8.59%	9.02%	21.02%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk- weighted assets	11.30%	10.10%	10.20%	22.11%	4.00%	6.00%
Total capital to risk- weighted assets	12.55%	11.35%	11.46%	23.10%	8.00%	10.00%

Tier 1 and total capital at the Company level includes $10 million of subordinated debt issued to the Company’s nonconsolidated subsidiaries. Total capital also includes the allowance for credit losses up to 1.25 percent of risk-weighted assets.

In August 2005, the Company completed the sale of 397,273 shares of common stock in a private placement for net proceeds of $11.6 million. The proceeds were used to capitalize Harbourside and for other general corporate purposes. The capital ratios are significantly above the well-capitalized threshold. The Company currently has additional trust preferred borrowing capacity of approximately $11 million that will qualify as Tier 1 capital. The Company also has access to the capital markets to issue additional stock, if needed, to maintain the well-capitalized status of the Subsidiary Banks.

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

In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the FHLB, temporary federal funds purchased lines with correspondent banks and non-local institutional and brokered deposits. Contingency funding and liquidity sources include the ability to sell loans or participations in certain loans to investors and borrowing from the Federal Reserve Bank of Atlanta (“FRB”) discount window.

Both Savannah and Bryan have Blanket Floating Lien Agreements with the FHLB. Under these agreements, Savannah and Bryan have credit lines up to 80 percent of the FHLB qualifying collateral value of their 1-4 family first mortgage loans plus up to 50 percent of their qualifying home equity lines of credit and second mortgage residential loans. Total borrowings are limited to 20 percent and 16 percent of assets of Savannah and Bryan, respectively. In aggregate, Savannah and Bryan had secured borrowing capacity of approximately $107 million of which $33 million was advanced at September 30, 2006. These credit arrangements serve as a core funding source as well as a liquidity backup source for Savannah and Bryan. Savannah and Bryan also have been approved to access the FRB discount window to borrow on a secured basis at 100 basis points over the Federal Funds Target Rate. The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested. The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide $15-20 million of funding needs for 30-60 days.

A continuing objective of interest rate sensitivity management is to maintain appropriate levels of variable rate assets, including variable rate loans and shorter maturity investments, relative to interest rate sensitive liabilities, in order to control potential negative impacts upon earnings due to changes in interest rates. Interest rate sensitivity management requires analyses and actions that take into consideration volumes of assets and liabilities repriced and the timing and magnitude of their price changes to determine the effect upon net interest income. The Company employs hedging strategies to reduce interest rate risk as noted below.

The Company’s cash flow, maturity and repricing gap at September 30, 2006 was approximately $108.4 million at one year, or 14 percent of total interest-earning assets. Interest-earning assets with maturities and/or repricing dates over five years totaled $13.5 million, or 1.8 percent of total interest-earning assets. See Table 1 for cash flow, maturity and repricing gap. The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income. However, interest-earning assets with maturities and/or repricing dates over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

The Company is asset-sensitive within one year and has been well-positioned for the rising rate environment, which began in the third quarter 2004. The FRB Board increased the federal funds target rate by 25 basis points 17 times between June 30, 2004 and June 30, 2006. The FRB Board communicated a neutral bias toward interest rates during the third quarter 2006. The interest rate futures market indicates that short term interest rates may have reached their peak for the cycle and that the next FRB Board move may be to decrease interest rates.

Since June 2005, the Company has implemented various strategies to reduce the Company’s asset-sensitive position, primarily through the use of short maturity funding sources and hedging strategies such as interest rate floors, collars and swaps. During 2005, the Company entered into a five year prime rate-based floor transaction with a notional amount of $---35 million and a 6 percent strike rate, a five year prime rate-based collar with a notional amount of $40 million that includes a 6 percent floor and 9 percent cap rate and a $50 million interest rate swap in which the Company receives 7.64 percent fixed rate and pays a variable rate at the prime rate.

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

Table 1 - Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of September 30, 2006:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	Years	years	years	Total
Interest-earning assets
Investment securities	$ -	$ 7,328	$ 12,837	$ 24,182	$ 6,735	$ 602	$ 51,684
Interest-bearing deposits	3,916	-	-	-	-	-	3,916
Federal funds sold	17,098	-	-	-	-	-	17,098
Loans held for sale	-	832	-	-	-	-	832
Loans - fixed rates	-	30,654	96,670	149,604	29,631	12,360	318,919
Loans - variable rates	-	310,897	14,065	11,422	26,694	558	363,636
Total interest-earnings assets	21,014	349,711	123,572	185,208	63,060	13,520	756,085
Interest-bearing liabilities
NOW and savings	-	5,963	11,924	29,811	35,773	35,773	119,244
Money market accounts	-	33,764	45,709	26,119	39,179	-	144,771
Time deposits	-	76,843	163,802	42,376	10,059	202	293,282
FHLB advances - long-term	-	85	254	2,891	10,011	151	13,392
Other borrowings	20,448	16,781	-	-	-	-	37,229
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	20,448	143,746	221,689	101,197	95,022	36,126	618,228
Gap-Excess Assets (Liabilities)	566	205,965	(98,117)	84,011	(31,962)	(22,606)	137,857
Gap-Cumulative	$ 566	$ 206,531	$ 108,414	$192,425	$ 160,463	$ 137,857	$ 137,857
Cumulative sensitivity ratio *	1.03	2.26	1.28	1.40	1.28	1.22	1.22

* Cumulative interest-earning assets / cumulative interest-bearing liabilities

Table 2 - Average Balance Sheet and Rate/Volume Analysis - Third Quarter, 2006 and 2005

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilities during the third quarter of 2006 and 2005.
					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
9/30/06	9/30/05	9/30/06	9/30/05		9/30/06	9/30/05	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 5,035	$ 14,486	5.12	3.37	Interest-bearing deposits	$ 65	$ 123	($ 58)	$ 64	($122)
49,344	37,124	4.45	3.90	Investments - taxable	554	365	189	51	138
2,110	3,851	7.71	8.24	Investments - non-taxable	41	80	(39)	(5)	(34)
11,584	13,210	5.69	3.24	Federal funds sold	166	108	58	82	(24)
3,267	20,273	7.77	5.95	Loans held for sale	64	304	(240)	93	(333)
661,065	579,253	7.94	6.94	Loans (c)	13,225	10,127	3,098	1,460	1,638
732,405	668,197	7.65	6.59	Total interest-earning assets	14,115	11,107	3,008	1,745	1,263
35,244	30,113			Noninterest-earning assets
$767,649	$698,310			Total assets

				Liabilities and equity
				Deposits
$ 95,279	$ 86,908	1.42	0.76	NOW accounts	341	167	174	145	29
18,309	20,175	1.00	1.00	Savings accounts	46	51	(5)	-	(5)
140,731	110,708	4.08	2.47	Money market accounts	1,446	690	756	449	307
110,104	79,339	4.86	3.55	Time deposits, $100M or more	1,350	710	640	262	378
76,269	116,212	4.16	3.27	Time deposits, broker	799	957	(158)	261	(419)
110,752	87,674	4.55	3.41	Other time deposits	1,269	754	515	252	263
				Total interest-bearing
551,444	501,016	3.78	2.64	deposits	5,251	3,329	1,922	1,369	553
13,482	20,627	4.88	4.87	FHLB advances - long-term	166	253	(87)	1	(88)
26,123	20,320	4.95	3.12	Short-term borrowings	326	160	166	94	72
10,310	10,310	8.23	6.12	Subordinated debt	214	159	55	55	-
				Total interest-bearing
601,359	552,273	3.93	2.80	liabilities	5,957	3,901	2,056	1,519	537
96,497	91,845			Noninterest-bearing deposits
7,358	5,447			Other liabilities
62,435	48,745			Shareholders' equity
$767,649	$698,310			Liabilities and equity
		3.72	3.79	Interest rate spread
		4.42	4.28	Net interest margin
				Net interest income	$8,158	$7,206	$ 952	$ 226	$726
$131,046	$115,924			Net earning assets
$647,941	$592,861			Average deposits
		3.22	2.23	Average cost of deposits
102%	98%			Average loan to deposit ratio

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

Table 3 - Average Balance Sheet and Rate/Volume Analysis - First Nine Months 2006 and 2005

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilities during the first nine months of 2006 and 2005.
					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
YTD	YTD	YTD	YTD		YTD	YTD	Vari-
9/30/06	9/30/05	9/30/06	9/30/05		9/30/06	9/30/05	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 4,652	$ 13,924	4.77	2.90	Interest-bearing deposits	$ 166	$ 302	($ 136)	$ 195	($ 331)
47,540	35,965	4.42	4.02	Investments - taxable	1,571	1,081	490	108	382
2,513	4,481	7.45	7.78	Investments - non-taxable	140	264	(124)	(14)	(110)
11,710	10,097	5.02	2.94	Federal funds sold	440	222	218	157	61
9,742	26,066	6.94	5.68	Loans held for sale	506	1,108	(602)	246	(848)
645,598	554,425	7.77	6.66	Loans (c)	37,527	27,619	9,908	4,603	5,305
721,755	644,958	7.47	6.34	Total interest-earning assets	40,350	30,596	9,754	5,295	4,459
34,827	28,665			Noninterest-earning assets
$756,582	$673,623			Total assets

				Liabilities and equity
				Deposits
$ 91,856	$ 87,473	1.20	0.67	NOW accounts	824	437	387	347	40
19,356	20,199	0.99	0.91	Savings accounts	144	138	6	12	(6)
132,957	99,347	3.59	2.23	Money market accounts	3,568	1,656	1,912	1,011	901
102,138	73,350	4.53	3.32	Time deposits, $100M or more	3,464	1,820	1,644	664	980
81,930	116,660	3.77	3.19	Time deposits, broker	2,311	2,785	(474)	506	(980)
103,322	81,804	4.24	3.14	Other time deposits	3,277	1,921	1,356	673	683
				Total interest-bearing
531,559	478,833	3.42	2.45	deposits	13,588	8,757	4,831	3,213	1,618
16,584	20,715	4.92	4.89	FHLB advances - long-term	610	756	(146)	6	(152)
33,863	26,383	4.89	2.58	Short-term borrowings	1,239	509	730	456	274
10,310	10,310	7.81	5.73	Subordinated debt	602	442	160	160	-
				Total interest-bearing
592,316	536,241	3.62	2.61	liabilities	16,039	10,464	5,575	3,835	1,740
96,201	88,447			Noninterest-bearing deposits
7,490	4,926			Other liabilities
60,575	44,009			Shareholders' equity
$756,582	$673,623			Liabilities and equity
		3.85	3.73	Interest rate spread
		4.50	4.17	Net interest margin
				Net interest income	$24,311	$20,132	$4,179	$ 1,460	$2,719
$129,439	$108,717			Net earning assets
$627,760	$567,280			Average deposits
		2.89	2.06	Average cost of deposits
103%	98%			Average loan to deposit ratio

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

    Off-Balance Sheet Arrangements

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business. At September 30, 2006, the Company had unfunded commitments to extend credit of $153 million and outstanding stand-by letters of credit of $10.7 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

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

On February 24, 2006, Harbourside entered into a 20-year noncancellable operating lease for its main office building. The estimated lease payments, which include 18 months of rent forbearance, are included in Table 4.

Table 4 - Long-term Obligations

The following table includes a breakdown of payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
FHLB advances - long-term	$ 13,392	$ 329	$ 12,884	$ -	$ 179
Subordinated debt	10,310	-	-	-	10,310
Operating leases - buildings	8,873	497	1,431	1,447	5,498
Information technology contracts	450	450	-	-	-
Total	$ 33,025	$ 1,276	$ 14,315	$ 1,447	$ 15,987

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

Part II - Other Information

Item 1. Legal proceedings.
The Company and its Subsidiaries are currently involved in certain legal proceedings which involve claims for monetary relief. Management is of the opinion that the final resolution of currently pending or threatened litigation is not likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The Savannah Bancorp, Inc. (Registrant)

Date: 11/8/06	/s/ G. Mike Odom, Jr. G. Mike Odom, Jr. Chief Executive Officer (Principal Executive Officer)

Date: 11/8/06	/s/ John C. Helmken II John C. Helmken II President

Date: 11/8/06	/s/ Robert B. Briscoe Robert B. Briscoe Chief Financial Officer (Principal Financial and Accounting Officer)

- 23 -