Form 10-K
period 2006-12-31
SAVANNAH BANCORP INC
filed 2007-03-15
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

The Savannah Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Georgia	0-18560	58-1861820
State of Incorporation	SEC File Number	Tax I.D. Number

25 Bull Street, Savannah, GA 31401
(Address of principal executive offices) (Zip Code)

912-629-6486
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common, $1.00 Par Value	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes __ No X

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

The aggregate market value of the voting and non-voting common equity at June 30, 2006 held by non-affiliates, based on the price of the last trade of $30.26 per share times 4,404,680 non-affiliated shares, was $133,285,617.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
As of February 28, 2007, the registrant had outstanding 5,781,063 shares of common stock.

Portions of the 2006 Annual Report to Shareholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated March --16, 2007 are incorporated in Part III of this report.

REGISTRANT'S DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated by Reference	Part Number and Item Number of Form 10-K Into Which Incorporated

Page F-25 and F-26 of Registrant's 2006 Annual Report to Shareholders	Part II, Item 5, Market for Registrant's Common Equity and Related Shareholder Matters

Pages F-23-24, F-31, F-35-37 of Registrant's 2006 Annual Report to Shareholders	Part II, Item 6, Selected Financial Data

Pages F-23 through F-37 of Registrant's 2006 Annual Report to Shareholders	Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages F-31 and F-35 of Registrant's 2006 Annual Report to Shareholders	Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk

Pages F-3 through F-22 of Registrant's 2006 Annual Report to Shareholders	Part II, Item 8, Financial Statements and Supplementary Data

Pages 4 through 15 of Registrant's Proxy Statement in connection with its Annual Shareholders' Meeting to be held April 20, 2007 (“2007 Proxy Statement”)	Part III, Item 10, Directors and Executive Officers

Page 12 and pages 15 through 21 of Registrant's 2007 Proxy Statement	Part III, Item 11, Executive Compensation

Pages 4 through 8 and page 22 of Registrant's 2007 Proxy Statement	Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Page 22 of Registrant's 2007 Proxy Statement	Part III, Item 13, Certain Relationships and Related Transactions

Pages 22 and 23 of Registrant’s 2007 Proxy Statement	Part III, Item 14, Principal Accountant Fees and Services

Pages F-1 through F-22 of Registrant's 2006 Annual Report to Shareholders	Part IV, Item 15, Exhibits and Financial Statement Schedules

THE SAVANNAH BANCORP, INC.
2006 ANNUAL REPORT ON FORM 10-K

SAVB 2006 Form 10-K

PART I

The Savannah Bancorp, Inc. (the “Company”) may, from time to time, make written or oral forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including statements contained in the Company’s filings with the United States Securities and Exchange Commission (“SEC” or “Commission”) (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to shareholders and in other communications by the Company. These forward-looking statements may include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and which may change based on various factors, many of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from what is contemplated in those forward-looking statements:

➢	The strength of the United States economy in general and the strength of the local economies in which the Company conducts operations;
➢	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
➢	Inflation, interest rate, market and monetary fluctuations;
➢
Adverse conditions in the stock market and other capital markets and the impact of those conditions on our capital markets and capital management activities, including our investment and wealth management advisory businesses;

➢	Changes in United States foreign or military policy;
➢	The timely development of competitive new products and services by the Company and the acceptance of those products and services by new existing customers;
➢	The willingness of customers to accept third-party products marketed by us;
➢	The willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
➢	The impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);
➢	Technological changes;
➢	Changes in consumer spending and saving habits;
➢
The effect of corporate restructuring, acquisitions or dispositions, including the actual restructuring and other related charges and the failure to achieve the expected gains, revenue growth or expense savings from such corporate restructuring, acquisitions or dispositions;

➢	The growth and profitability of our noninterest or fee income being less than expected;
➢	Unanticipated regulatory or judicial proceedings;
➢	The impact of changes in accounting policies by the SEC or the Financial Accounting Standards Board;
➢	Adverse changes in the financial performance and/or condition of our borrowers, which could impact the repayment of those borrowers' outstanding loans; and
➢	The success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on our behalf except as may be required by our disclosure obligations in filings we make with the SEC under federal securities laws.

SAVB 2006 Form 10-K

Item 1. Business

(a) General Development of Business

The Company was incorporated as a Georgia business corporation on October 5, 1989, for the purpose of becoming a bank holding company. The Company became a bank holding company within the meaning of the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act upon the acquisition of 100 percent of the common stock of The Savannah Bank, National Association ("Savannah") on August 22, 1990.

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

On February 6, 2006, the Company invested $10 million cash, a portion of the net proceeds from an August 2005 private placement stock offering, in 100 percent of the common stock of Harbourside Community Bank (“Harbourside”), a newly-formed federal stock savings bank, located on Hilton Head Island, South Carolina. In addition to full-service banking, Harbourside conducts mortgage banking activities including mortgage loan origination, sales and servicing. The plans for forming Harbourside began in October 2003 when Savannah opened a mortgage loan production office on Hilton Head Island.

Savannah, Bryan Bank and Harbourside (the “Subsidiary Banks” or “Banks”) currently are the only operating subsidiaries of the Company. Savannah received its charter from the Office of the Comptroller of the Currency (“OCC”) to commence business and opened for business on August 22, 1990. Bryan Bank received its charter from the Georgia Department of Banking and Finance (“GDBF”) in December 1989. Harbourside received its charter from the Office of Thrift Supervision (“OTS”) on February 6, 2006 and commenced public business on March 1, 2006. The deposits at the Subsidiary Banks are insured by the Federal Deposit Insurance Corporation ("FDIC").

As of December 31, 2006, Savannah had six full service offices, total assets of $591 million, total loans of $508 million, total deposits of $494 million, total shareholders’ equity of $48.3 million and $8.3 million in 2006 net income. As of December 31, 2006, Bryan Bank had one full service office, total assets of $189 million, total loans of $162 million, total deposits of $161 million, total shareholders’ equity of $16.6 million and net income of $4.0 million for the year then ended. Harbourside had one full service office, total assets of $66.2 million, total loans of $50.7 million, total deposits of $52.5 million, total shareholders’ equity of $8.7 million and a net loss of $1.3 million for 2006.

In September 2005, the Company formed SAVB Properties, LLC for the primary purpose of owning a 50 percent interest in two real estate partnerships. Johnson Square Associates, a Georgia general partnership, owns a seven-story, 35,000 square foot building at 25 Bull Street on Johnson Square in downtown Savannah. The Company currently leases approximately 25 percent of this space for its corporate headquarters and the main office of Savannah. Whitaker Street Associates, a Georgia Limited Partnership, owned the 80’ x 200’ parking lot directly across Whitaker Street from 25 Bull Street. Under an agreement with the City of Savannah, the parking lot is currently being re-developed as part of a 3 acre, 1100 space underground parking garage. Upon completion of the garage construction, the partnership’s surface parking lot will be restored and will include the structural foundation adequate to support a 6-story building, the maximum height allowed on this property by city ordinances. This lot will adjoin Ellis Square, one of Savannah’s original squares, which is being restored by the City of Savannah.

(b) Information about Industry Segments

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 131, "Disclosures about Segments of an Enterprise and Related Information" (“SFAS 131”). SFAS 131 requires disclosure of financial and descriptive information about an enterprise’s operating segments in annual and interim financial reports issued to shareholders. It defines an operating segment as a component of an enterprise which engages in business activities that generate revenues and incur expenses, whose operating results are reviewed by the chief operating decision makers in the determination of resource allocation and performance, and for which discrete financial information is available. The Company has two

SAVB 2006 Form 10-K

segments, commercial banking and mortgage banking. In 2006, the Company discontinued the sale of loans on a servicing retained basis and reduced the related mortgage banking activities. Mortgage banking does not meet the criteria for segment reporting.

(c) Narrative Description of Business

General

The Company is authorized to engage in any corporate activity permitted by law, subject to applicable federal regulatory restrictions on the activities of bank holding companies. The Company was formed for the primary purpose of becoming a holding company to own 100 percent of the stock of the Subsidiary Banks. The holding company structure provides the Company with greater flexibility than a bank would otherwise have to expand and diversify its business activities through newly formed subsidiaries or through acquisitions.

Banking Services

The Subsidiary Banks have approximately 195 full-time and 12 part-time employees and offer a full range of deposit services, including checking accounts, savings accounts and various time deposits ranging from daily money market accounts to long-term certificates of deposit. The transaction accounts and time deposits are tailored to the principal market areas at rates competitive with those offered in the area. In addition, retirement accounts such as Individual Retirement Accounts and Simplified Employee Pension accounts are offered. The FDIC insures all deposit accounts up to the maximum amount (currently $100,000 per non-retirement account or $250,000 for certain retirement accounts). The Subsidiary Banks solicit these accounts from individuals, businesses, foundations, organizations, and governmental authorities.

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

The Subsidiary Banks' lending policies provide each lending officer with written guidance for lending activities as approved by the Banks’ Board of Directors (“Board”). Real estate loan-to-value guidelines generally conform to regulatory loan-to-value limits. Additionally, the existence of reliable sources of repayment/cash flow are usually required before making any loan, regardless of the collateral. Appraisals are obtained as required. Lending officers or contract inspectors make on-site inspections on construction loans. Lending authority is delegated to each lending officer by the Credit Committee of each Subsidiary Banks’ Board. Loans in excess of the individual officer limits must be approved by a senior officer with sufficient approval authority delegated by these committees. Loans to borrowers whose aggregate combined companywide exposure exceeds $2,500,000 at Savannah, $1,500,000 at Harbourside and $1,000,000 at Bryan Bank require the approval of the Subsidiary Bank’s Credit Committee.

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

Savannah and Bryan Bank operate residential mortgage loan origination departments. The departments take mortgage loan applications, obtain rate commitments and complete various origination documentation and follow-up for an origination and service release fee from third-party mortgage bankers. In addition to generating fee income, the departments also generate banking relationships from its customers and real estate-related contacts. These loans are funded by other mortgage investors and have not been warehoused on Savannah or Bryan Bank’s books.

Harbourside’s activities in the mortgage banking area include originating, processing, underwriting, closing, warehousing, selling and servicing mortgage loans sold into the secondary market, sold to other banks or investors, or held in the Subsidiary Banks’ portfolios. Increased fee income at origination and servicing fee income over the life of the loan, offset by

SAVB 2006 Form 10-K

additional costs associated with the expanded services, provide an opportunity for increased net earnings. Variations in mortgage origination volume, the value of loans held for sale, the initial valuation of servicing assets and the ongoing valuation of servicing assets for impairment result in the potential for both positive and negative earnings volatility.

Credit Risk Management and Allowance for Credit Losses

The Subsidiary Banks have a comprehensive program designed to control and continually monitor the credit risks inherent in the loan portfolios. This program includes a structured loan approval process in which the Board delegates authority for various types and amounts of loans to loan officers on a basis commensurate with seniority and lending experience. There are four risk grades of "criticized" assets: Special Mention, Substandard, Doubtful and Loss. Assets designated as substandard, doubtful or loss are considered "classified". The classification of assets is subject to regulatory review and reclassification. The Subsidiary Banks include aggregate totals of criticized assets, and general and specific valuation reserves in quarterly reports to the Board, which approves the overall allowance for credit losses evaluation.

The Subsidiary Banks use a risk rating system which is consistent with the regulatory risk rating system. This system applies to all assets of an insured institution and requires each institution to periodically evaluate the risk rating assigned to its assets. The Subsidiary Banks' loan risk rating systems utilize both the account officer and an independent loan review function to monitor the risk rating of loans. Each loan officer is charged with the responsibility of monitoring changes in loan quality within his or her loan portfolio and reporting changes directly to loan review and senior management. The internal credit administration function monitors loans on a continuing basis for both documentation and credit related exceptions. Additionally, the Subsidiary Banks have contracted with an external loan review service which performs a review of the Subsidiary Banks' loans to determine that the appropriate risk grade has been assigned to each borrowing relationship and to evaluate other credit quality, documentation and compliance factors. Delinquencies are monitored on all loans as a basis for potential credit quality deterioration. Commercial and mortgage loans that are delinquent 90 days (four payments) or longer generally are placed on nonaccrual status unless the credit is well-secured and in process of collection. Revolving credit loans and other personal loans are typically charged-off when payments are 120 days past due. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest in full becomes doubtful. Real estate acquired through foreclosure is classified as substandard unless there is sufficient evidence to indicate such classification is not warranted.

The allowance for credit losses is evaluated as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of the 2006 Annual Report to Shareholders (“2006 Annual Report”) on pages F-27 and 28.

Other Banking Services

Savannah was granted trust powers by the OCC in 1996. The Trust Department of Savannah contracts with Marshall & Ilsley Trust Company for trust data processing, securities safekeeping and certain other operational functions. This system provides clients and their advisors access to trust account information via the Internet. Employee benefit administration and certain money management functions are outsourced to third parties. Using these resources, the Trust Department offers a full array of trust services, including investment management, personal trusts, custodial accounts, estate administration and retirement plan asset management.

The Subsidiary Banks offer cash management services, Internet banking, electronic bill payment, non-cash deposit courier service, safe deposit boxes, travelers checks, direct deposit of payroll, U.S. Savings bonds, official bank checks, money orders and automatic drafts for various accounts. The Subsidiary Banks have nine automated teller machines and are members of the STAR network of automated teller machines. The Subsidiary Banks issue ATM and debit cards. They also offer VISA and MasterCard credit cards as an agent for a correspondent bank.

Location and Service Area

The Subsidiary Banks’ primary service areas include the city of Savannah and surrounding Chatham County, the city of Richmond Hill (which is 20 miles southwest of downtown Savannah) and surrounding Bryan County and Hilton Head Island, Bluffton and southern Beaufort County in South Carolina. Their secondary service areas include Effingham and Liberty

SAVB 2006 Form 10-K

Counties, Georgia and Jasper County, South Carolina. The Subsidiary Banks’ target customers are individuals and small to medium-sized businesses, including wholesale, retail and professional service businesses in the community. The Subsidiary Banks also target individuals who meet certain net worth and income requirements as potential customers for private banking services.

Savannah's main office, known as the Johnson Square Office, opened in August 1990 and is located in the primary financial district in downtown Savannah, where most of the commercial banks in the primary service area have their main Savannah offices. In recent years, regional banks with headquarters outside of the state of Georgia have acquired several of the banks in the primary service area. Savannah emphasizes that it is based in Savannah and that its directors and officers are committed to the economic development of the Savannah area.

Bryan Bank’s main office opened in December 1989 and is located in the primary commercial area of the city of Richmond Hill. Several other community bank branch offices and one grocery store branch office are located in Richmond Hill.

In October 1992, Savannah opened its second office at 400 Mall Boulevard. The Mall Boulevard Office is located in the primary commercial and retail district in Savannah which includes a high concentration of professional and service-related businesses.

In November 1995, Savannah opened its third office, the West Chatham Office, at 100 Chatham Parkway. West Chatham is a full service office located six miles west of the main office in a commercial and industrial growth area of Chatham County.

In October 1997, the fourth office at 4741 Highway 80 East on Whitemarsh Island, six miles east of the main office, opened for business. Deposits, mortgage loans and consumer loans are the primary opportunities for this location which serves a large concentration of higher net worth individuals.

In October 1998, Savannah opened its fifth location in the Medical Arts Shopping Center. This office is strategically located near two major hospitals and numerous medical, dental and professional practices. This location is approximately four miles southeast of the main office.

In May 2002, the Company opened an operations center in 5,000 square feet of office space at 450 Mall Boulevard, adjacent to Savannah’s existing branch office at 400 Mall Boulevard. The imaged item processing, statement rendering, information technology, deposit operations and branch operations support functions are located at this center. These functions work closely together and their relocation from different offices to one location provides an opportunity for significant service enhancements, efficiencies and synergies.

In October 2003, Savannah opened a mortgage loan production office on Hilton Head Island, South Carolina which operated as Harbourside Mortgage Company, a division of Savannah, through February 28, 2006. On March 1, 2006, the separately chartered Harbourside opened for business in its new main office building at 852 William Hilton Parkway, the primary traffic artery on Hilton Head Island.

In September 2006, Savannah opened its sixth office in The Village on Skidaway Island adjacent to the Landings community in Savannah. This office location services the higher income individuals and higher net worth retiree island communities nearby.

The Subsidiary Banks' business plans rely principally upon local advertising and promotional activity and upon personal contacts by their directors and officers to attract business and to acquaint potential customers with their personalized services. The Subsidiary Banks emphasize a high degree of personalized customer service. Advertising and marketing emphasize the advantages of dealing with an independent, locally-owned, relationship-oriented bank to meet the particular needs of individuals, professionals and small to medium-size businesses in the community.

SAVB 2006 Form 10-K

Liquidity and Interest Rate Sensitivity Management

Quantitative disclosures regarding the Company’s liquidity management are included on pages F-31 to F-33 in the 2006 Annual Report.

Interest Rate Risk

Quantitative discussion of the Company’s interest rate risk is included on pages F-32 to F-33 in the 2006 Annual Report.

Federal and State Laws and Regulation of Banks and Bank Holding Companies

Bank holding companies and commercial and federal savings banks are extensively regulated under both federal and state law. These laws and regulations delineate the nature and extent of the activities in which commercial and federal savings banks may engage. In particular, certain lending authority for federal savings banks, for example, commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Change in applicable laws or regulations may have a material effect on the business of the Company and its subsidiaries.

Savannah is subject to extensive supervision and regulation by the OCC, Bryan Bank is subject to extensive supervision by the GBDF and the FDIC and Harbourside is subject to extensive supervision by the OTS. The regulators are responsible for overseeing the affairs of the Subsidiary Banks and periodically examining the Banks to determine their compliance with laws and regulations. The Subsidiary Banks must make quarterly reports of financial condition and results of operations to the regulators. This quarterly financial information is made available to the public approximately 45 days after each quarter-end. Regulators use this data for quarterly offsite monitoring of the financial condition of the Banks. Quarterly holding company reports are filed with the Federal Reserve Bank of Atlanta (“FRB”) within 40 days of each quarter-end. This financial information is reviewed by the FRB for accuracy, consistency and reasonableness and is also made available to holding company database providers within 75 days of the end of each quarter. Bank analysts, regulators and consultants regularly use this information in analyzing historical and expected performance of banks and bank holding companies.

The regulators have authority to issue cease and desist orders against banks and bank holding companies which are about to engage, are engaging or have engaged in unsafe or unsound practices in the conduct of their business. The regulators can order affirmative action to correct any harm resulting from a violation or practice, including, but not limited to, making restitution and providing reimbursement or guarantees against loss in certain cases. Regulators also administer several federal statutes, such as the Community Reinvestment Act of 1977 (“CRA”) and the Depository Institution Management Interlocks Act, which apply to banks. The Subsidiary Banks are subject to special examination by the FDIC and to certain FDIC regulations.

Regulators have adopted risk-based capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC adopts FDIC insurance assessment rates based on certain risk-based and equity capital ratios. The regulators have authority to establish higher capital requirements if they determine that the circumstances of a particular institution require it and to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. The table in Note 12 to the Consolidated Financial Statements in the 2006 Annual Report shows the capital ratios for the Company and Subsidiary Banks and the regulatory minimum capital ratios at December 31, 2006. The capital ratios of the Company and each Subsidiary Bank exceeded the ratios required to be considered "well-capitalized" by the FDIC.

OTS regulations require institutions to meet a qualified thrift lender test. Under the test, such an institution is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. An institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert

SAVB 2006 Form 10-K

to a bank charter. Harbourside passed the test in each of the last two quarters of 2006 and does not anticipate any future concerns regarding the requirements.

The Subsidiary Banks are subject to applicable provisions of the Federal Reserve Act (“Act”) which restrict the ability of any bank to extend credit to its parent holding company. Additionally, a national banking association cannot extend credit to any affiliate (including its parent and non-bank subsidiaries of its parent); issue a guarantee, acceptance or letter of credit (including an endorsement or standby letter of credit) on behalf of its affiliates; invest in the stock or securities of affiliates or, under certain circumstances, take such stock or securities as collateral for loans to any borrower.

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

The earnings of the Subsidiary Banks and, consequently, of the Company, are affected significantly by the policies of the Board of Governors of the Federal Reserve System (the “Fed”), which regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market operations in United States Government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Fed have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future.

The Company, as a bank holding company, is required to register as such with the Fed and the GDBF. It is required to file with both of these agencies quarterly and annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by these two agencies and will be required to obtain their approval before acquiring, directly or indirectly, ownership or control of any voting shares of a bank or bank subsidiary of a bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting stock of such bank or banking subsidiary of a bank holding company. Furthermore, a bank holding company is prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or bank holding company, with limited exceptions. It must engage only in the business of banking, managing or controlling banks or furnishing services to or performing services for its subsidiary banks. During 1996, the Fed enacted regulations that are slightly less restrictive regarding the types of businesses which bank holding companies may own.

Banking organizations are prohibited under the Act from participating in new financial affiliations unless their depository institution subsidiaries are well-capitalized and well-managed. Regulators are required to address any failure to maintain safety and soundness standards in a prompt manner. In addition, regulators must prohibit holding companies from participating in new financial affiliations if, at the time of certification, any insured depository affiliate had received a less than "satisfactory'' CRA rating at its most recent examination.

Affiliation Authority - The Gramm-Leach-Bliley Act of 1999 (“GLB”) amended section 4 of the Act to provide a framework for engaging in new financial activities. Those bank holding companies ("BHCs") that qualify to engage in the new financial activities are designated as Financial Holding Companies (“FHCs”). Provisions of GLB permit BHCs that qualify as FHCs to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. FHCs are also permitted to engage in activities that are "complementary" to financial activities if the Fed determines that the activity does not pose a substantial risk to the safety or soundness of the institution or the financial system in general.

The Fed may act by either regulation or order in determining what activities are financial in nature, incidental to financial in nature, or complementary. In doing so, the Fed must notify the Treasury Department (“Treasury”) of requests to engage in new financial activities and may not determine that an activity is financial or incidental to a financial activity if Treasury objects. Furthermore, Treasury may propose that the Fed find a particular activity financial in nature or incidental to a financial activity. GLB establishes a similar procedure with regard to the Treasury's (acting through the OCC) determination of financial activities and activities that are incidental to financial activities for subsidiaries of national banks. Congress intended for the

SAVB 2006 Form 10-K

Fed and Treasury to establish a consultative process that would negate the need for either agency to veto a proposal of the other agency.

Federal Home Loan Bank Reform - GLB reformed the Federal Home Loan Bank (“FHLB”) System, including expanding the collateral that a community bank can pledge against FHLB advances, thus giving smaller banks access to a substantial new liquidity source. FHLB members can also pledge small business and agricultural loans (or securities representing a whole interest in such loans) as collateral for advances.

Privacy - GLB imposed a number of new restrictions on the ability of financial institutions to share nonpublic personal information with nonaffiliated third parties. Specifically, the GLB:

•
requires financial institutions to establish privacy policies and disclose them annually to all customers, setting forth how the institutions share nonpublic personal financial information with affiliates and third parties;

•	directs regulators to establish regulatory standards that ensure the security and confidentiality of customer information;
•	permits customers to prohibit ("opt out" of permitting) such institutions from disclosing personal financial information to nonaffiliated third parties;
•	prohibits transfer of credit card or other account numbers to third-party marketers;
•	prohibits pretext calling (that is, makes it illegal for information brokers to call banks to obtain customer information with the intent to defraud the bank or customer);
•	protects stronger state privacy laws, as well as those not "inconsistent" with the federal rules;
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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) has introduced a process that enables nationwide interstate banking through bank subsidiaries and interstate bank mergers. Separately, the Riegle-Neal Act also permits bank subsidiaries to act as agents for each other across state lines. Since September 29, 1995, adequately capitalized and managed bank holding companies have been permitted to acquire control of a bank in any state. Acquisitions are subject to concentration limits. Beginning June 1, 1997, banks were permitted to merge with one another across state lines. The Interstate Banking Act also permits de novo branching to the extent that a particular state "opts into" the de novo branching provisions. The legislation preserves the state laws which require that a bank must be in existence for a minimum period of time before being acquired as long as the requirement is five years or less. This legislation has relevance for the banking industry due to increased competitive forces from institutions which may consolidate through mergers and those which may move into new markets through enhanced opportunities to branch across state lines. Georgia and South Carolina do not have reciprocal provisions for de novo branches or charters. Holding companies domiciled in Georgia may not branch or charter banks in South Carolina and vice versa. Alternatives for expansion between these states include acquiring an existing financial institution, chartering a federal savings bank or moving the charter of a national bank within 35 miles of its headquarters into the new state.

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

SAVB 2006 Form 10-K

The Fed has cease and desist powers over bank holding companies and non-banking subsidiaries should their actions constitute a serious threat to the safety, soundness or stability of a subsidiary bank. The Company is also subject to certain restrictions with respect to engaging in the business of issuing, underwriting and distributing securities.

Although the Company is not presently subject to any direct regulatory restrictions on dividends (other than those of Georgia corporate law), the Company's long-term ability to pay cash dividends will depend on the amount of dividends paid by the Subsidiary Banks and any other subsequently acquired entities. OCC regulations restrict the amount of dividends which Savannah may pay without obtaining prior approval. Based on such regulatory restrictions without prior approval, Savannah is restricted from paying dividends in a calendar year which exceeds the current year's net income combined with the retained net profits of the preceding two years. Bryan Bank may pay dividends equal to no more than 50 percent of prior year net income without prior approval from the GDBF. Harbourside does not anticipate paying dividends for the foreseeable future. The dividend payout plans of the Subsidiary Banks consider the objective of maintaining their “well-capitalized” status.

The Subsidiary Banks are members of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs maintain central credit facilities primarily for member institutions. The Subsidiary Banks, as members of the FHLB of Atlanta, are required to hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1 percent of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 4.5 percent of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500,000. Additionally, the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $100,000 over the required minimum. The Subsidiary Banks are in compliance with this requirement at December 31, 2006.

Each FHLB serves as a reserve or central bank for its member institutions within its assigned regions. It is funded primarily from proceeds derived from the sale of obligations of the FHLB System. The FHLB makes advances (i.e., loans) to members in accordance with policies and procedures established by its Board. The Subsidiary Banks are authorized to borrow funds from the FHLB of Atlanta to meet demands for withdrawals of deposits, to meet seasonal requirements and for the expansion of its loan portfolio. Advances may be made on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and the amount of previously existing advances. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Atlanta and the purpose of the borrowing.

Community Reinvestment Act

CRA requires the federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. In May 1995, the federal bank regulatory agencies published final amended regulations promulgated pursuant to the CRA. The final regulations eliminate the 12 assessment factors under the former regulation and replace them with performance tests. Institutions are no longer required to prepare CRA statements or extensively document director participation, marketing efforts or the ascertainment of community credit needs. Under the final rule, an institution's size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions have the option of being evaluated under a strategic plan formulated with community input and pre-approved by the applicable bank regulatory agency.

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

Public disclosure of written CRA evaluations of financial institutions made by regulatory agencies is required under the CRA. This promotes enforcement of CRA requirements by providing

SAVB 2006 Form 10-K

the public with the status of a particular institution's community reinvestment record. Savannah and Bryan Bank received a "satisfactory" rating on the most recent performance evaluations of their CRA efforts by their respective banking regulatory agencies. Harbourside has not yet been evaluated.

Fair Lending

Congress and various federal agencies responsible for implementing fair lending laws have been increasingly concerned with discriminatory lending practices. In 1994, those federal agencies announced a Joint Policy Statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the Policy Statement, three methods of proving lending discrimination were identified: (i) overt evidence of discrimination, where a lender blatantly discriminates on a prohibited basis; (ii) evidence of disparate treatment, when a lender treats applicants differently based upon a prohibited factor, even where there is no evidence showing that the treatment was motivated by intention to discriminate; and (iii) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral in appearance and applied equally.

Anti-Money Laundering

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("Patriot Act") significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Title III of the Patriot Act provides for a significant overhaul of the United States anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. This federal legislation and the resultant bank regulations require a financial institution to expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities listed in a database maintained by the Financial Crimes Enforcement Network (“FinCEN”). The records search must cover current accounts, accounts opened in the prior twelve months, and transactions conducted in the prior six months. Its purpose is to identify funds or transactions with individuals associated with terrorist activities. Substantial penalties and /or criminal prosecution may result from non-compliance. Management has established policies and procedures to ensure compliance with the Patriot Act.

Rules Adopted by the SEC

Certification of Disclosure in Companies' Quarterly and Annual Reports - As directed by Section 302(a) of the Sarbanes-Oxley Act of 2002 (“Sarbox”), the SEC adopted rules to require an issuer's principal executive and financial officers each to certify the financial and other information contained in the issuer's quarterly and annual reports. The rules also require these officers to certify that (i) they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the issuer's internal controls; (ii) they have made certain disclosures to the issuer's auditors and the audit committee of the board of directors about the issuer's internal controls; and (iii) they have included information in the issuer's quarterly and annual reports about their evaluation and whether there have been significant changes in the issuer's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. In addition, the SEC has adopted rules which require issuers to maintain and regularly evaluate the effectiveness of disclosure controls and procedures designed to ensure that the information required in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis. The effective date of this requirement was August 29, 2002. The Company has implemented procedures and reporting tools to meet the requirements of the SEC certification rules.

Disclosure Required by Sections 406 and 407 of Sarbox - The SEC adopted rules and amendments requiring publicly traded companies to include two new types of disclosures in their annual reports filed pursuant to the Securities Exchange Act of 1934. First, the rules require a company to disclose whether it has at least one "audit committee financial expert" serving on its audit committee, and if so, the name of the expert and whether the expert is independent of management. A company that does not have an audit committee financial expert must disclose this fact and explain why it has no such expert. Second, the rules require a company to disclose whether it has adopted a code of ethics that applies to the company's principal executive

SAVB 2006 Form 10-K

officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A company which has not adopted such a code must disclose this fact and explain why it has not done so. A company also will be required to promptly disclose amendments to, and waivers from, the code of ethics relating to any of those officers. The Company posts its Corporate Code of Business Ethics & Conduct, Audit Committee Charter and Nominating Committee Charter on its Corporate Website located at www.savb.com.

Sections 302 and 404 of Sarbox specifically require public companies to establish, implement, document and evaluate their internal controls for purposes of financial statement reporting (i.e. ‘disclosure controls’) and operational integrity. In establishing rules to implement both sections 302 and 404, the SEC makes reference to existing auditing standards issued by the American Institute of Certified Public Accountants regarding auditing and internal controls.

As directed by Section 404 of Sarbox (‘Sarbox 404”), the SEC adopted rules on June 6, 2003 requiring companies subject to the reporting requirements of the Securities Exchange Act of 1934 to include in their annual reports a report of management on the company's internal control over financial reporting. The internal control report must include (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the company; (ii) management's assessment of the effectiveness of the company's internal control over financial reporting as of the end of the company's most recent fiscal year; (iii) a statement identifying the framework used by management to evaluate the effectiveness of the company's internal control over financial reporting; and (iv) a statement that the registered public accounting firm that audited the company's financial statements included in the annual report has issued an attestation report on management's assessment of the company's internal control over financial reporting. Under the rules, a company is required to file the registered public accounting firm's attestation report as part of the annual report. The SEC also added a requirement that management evaluate and disclose any change in the company's internal control over financial reporting that occurred during a fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Required implementation dates of Sarbox 404 have changed since the original rule was issued. The Company met the definition of an accelerated filer as of June 30, 2005. Under current rules and conditions the Company was required to comply, and did comply, with Sarbox 404 as of December 31, 2006 and 2005. The SEC is currently in the process of receiving and evaluating proposals and recommendations related to the implementation of the Sarbox 404 requirements on smaller companies including the definition of smaller companies. There appears to be a reasonable probability that the Sarbox 404 implementation rules will include changes in the requirements for smaller companies that will lessen the compliance burden for future periods.

Companies must comply with the code of ethics disclosure requirements promulgated under Section 406 of Sarbox in their annual reports for fiscal years ending on or after July 15, 2003. They also must comply with the requirements regarding disclosure of amendments to, and waivers from, their ethics codes on or after the date on which they file their first annual report in which the code of ethics disclosure is required. Companies similarly must comply with the audit committee financial expert disclosure requirements promulgated under Section 407 of Sarbox in their annual reports for fiscal years ending on or after July 15, 2003. Mr. Charles Izlar was elected to the Company’s Board at the 2004 Annual Shareholder’s Meeting. Mr. Izlar was elected by the Board to serve on the Audit Committee and designated as the “financial expert.” Mr. Izlar is independent of management.

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

SAVB 2006 Form 10-K

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

The Subsidiary Banks experience the most competition from new local community bank entrants into the market area. Numerous banking offices of community banks and de novo banks have opened in the Savannah market since January 1, 2002. Other banks have indicated interest in the coastal Georgia and South Carolina markets. These new entrants have increased and will continue to increase the competition for existing and new business.

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

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

SAVB 2006 Form 10-K

SELECTED STATISTICAL INFORMATION FOR THE COMPANY

Investments

Table 1 - Weighted Average Yields by Maturity

The following table sets forth the amortized cost, fair value and tax-equivalent yields by investment type and maturity category at December 31, 2006:

	Amortized	Fair	Taxable Equivalent
	Cost	Value	Yield (a)
	(Thousands)		(%)
Securities available for sale:
U.S. Treasury, other U.S. Government Agencies and mortgage-backed:
Within one year	$ 12,402	$ 12,325	3.88
One year to five years	32,524	32,324	4.79
Five years to ten years	3,198	3,178	5.03
Over ten years	199	199	5.26
Total	48,323	48,026	4.58

Other interest-earning investments:
Within one year	3,896	3,931	6.24
One year to five years	1,389	1,401	7.75
Five years to ten years	-	-	-
Over ten years	555	559	6.00
Total	5,840	5,891	6.57

Total securities available for sale	$ 54,163	$ 53,917	4.79
(a) The yield is calculated on the amortized cost of the securities.

Loans

Following is certain information regarding the loan portfolio as of December 31, 2006 on a consolidated basis.

Table 2 - Loan Repricing Opportunities

The following table sets forth certain loan maturity and repricing information as of December 31, 2006. Loan renewals generally reprice relative to the prime rate in effect at the time of the renewal. Management expects that certain real estate mortgage loans which have maturities of one to three years with longer amortization periods will renew at maturity.

($ in thousands) Loan Category	One Year or Less	After One Year Through Five years	Over Five Years	Total
Real estate-construction and development	$ 141,745	$ 19,793	$ 4,634	$ 166,172
Commercial	36,952	19,685	1,100	57,737
Total	$178,697	$39,478	$5,734	$223,909

Loans with fixed rates	$ 29,919	$34,796	$5,657	$ 70,372
Loans with floating and adjustable rates	153,537	-	-	153,537
Total	$183,456	$34,796	$ 5,657	$223,909
SAVB 2006 Form 10-K

Nonaccrual, Past Due and Restructured Loans

At December 31, 2006 and 2005, nonperforming loans were $2,231,000 and $1,357,000, respectively. At December 31, 2006, the Subsidiary Banks had nonaccruing loans of $825,000 and $1,313,000 in loans past due 90 days or more. Interest income of $23,000 was recognized from nonaccrual loans in 2006.

Except for consumer loans, the Company's policy is to place loans on nonaccrual status when, in management's judgment, the collection of principal and interest in full becomes doubtful. Interest receivable accrued in prior years and subsequently determined to have doubtful collectibility is charged to the allowance for credit losses. Interest on loans that are placed on nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

Loan Concentrations

Most of the Company’s business activity is with customers located within Chatham and Bryan County, Georgia and southern Beaufort County, South Carolina. Table 6 on page F-31 of the 2006 Annual Report provides details of the various real estate loan concentrations. The Company has no loans that are considered to be highly leveraged transactions or foreign credits.

Table 3 - Allowance for Credit Losses

Changes in the allowance for credit losses from 2002 through 2006 are summarized as follows:

($ in thousands)	2006	2005	2004	2003	2002
Balance at the beginning of the year	$ 7,813	$ 6,389	$ 5,067	$ 4,373	$ 3,826
Charge-offs - Commercial	-	(22)	(143)	(161)	(67)
Charge-offs - Consumer	(125)	(82)	(112)	(112)	(191)
Charge-offs - Real estate	(381)	(48)	-	(122)	(35)
Charge-offs - Total	(506)	(152)	(255)	(395)	(293)
Recoveries - Commercial	6	7	26	7	11
Recoveries - Consumer	54	53	68	70	75
Recoveries - Real estate	2	16	33	12	4
Recoveries - Total	62	76	127	89	90
Net charge-offs	(444)	(76)	(128)	(306)	(203)
Provision for credit losses	1,585	1,500	1,450	1,000	750
Balance at the end of the year	$ 8,954	$ 7,813	$ 6,389	$ 5,067	$ 4,373
Ratio of net charge-offs to average loans	0.08%	0.01%	0.09%	0.13%	0.09%

SAVB 2006 Form 10-K

Table 4 - Allocation of Allowance for Credit Losses by Loan Type

The allowance for credit losses is allocated by loan category based on management's assessment of risk within the various categories of loans. Loans are segregated by category and by credit risk rating within each category. The allowance for credit losses is allocated to each category by applying reserve percentages to each category. These percentages are based upon management's assessment of risk inherent within each category and the historical and anticipated loss rates within each category. The Company’s allocation of the allowance for credit losses is presented in the following table:

($ in thousands)	2006	2005	2004	2003	2002
Commercial	$ 900	$ 700	$ 650	$ 600	$ 650
Real estate-construction
and development	4,350	3,750	2,750	1,650	1,450
Real estate-mortgage	2,350	1,900	1,750	1,300	1,300
Consumer	400	350	400	400	500
Unallocated	954	1,113	839	1,117	473
Total allowance for
credit losses	$ 8,954	$ 7,813	$ 6,389	$ 5,067	$ 4,373

The composition of the loan portfolio as a percentage of total loans is presented below:

Loan Categories	2006	2005	2004	2003	2002
Commercial	8.0%	7.4%	7.3%	11.1%	8.6%
Real estate-construction
and development	23.1	23.6	19.4	13.4	13.1
Real estate-mortgage	66.6	66.7	69.9	71.1	68.6
Consumer	2.3	2.3	3.4	4.4	9.7
Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

Additional information regarding accounting estimates in the allowance for credit losses is included in the MD&A section of the 2006 Annual Report on page F-28 which is included as Exhibit 13 to this filing.

Deposits

Deposit Average Balances and Rates Paid

Tables 8 and 9 on pages F-36 and F-37 summarize the average balances of the Company’s deposits and the average rates paid on such deposits during 2006, 2005 and 2004.

Table 5 - Long-term Obligations

The following table includes a breakdown of payment obligations due under long-term contracts:

($ in thousands)	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
FHLB advances - long-term	$ 13,309	$ 340	$ 2,807	$ 10,011	$ 151
Subordinated debt	10,310	-	-	-	10,310
Operating leases - buildings	11,512	699	1,645	1,182	7,986
Total	$ 35,131	$ 1,039	$ 4,452	$ 11,193	$ 18,447

SAVB 2006 Form 10-K

Item 1A. Risk Factors

Like other financial companies, the Company is subject to a number of risks, many of which are outside of our direct control. Efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan customers or other counterparties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect our financial condition or results of operation, (3) liquidity risk, which is the risk that the Company and/or Banks will have insufficient cash or access to cash to meet its operating needs, (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events and (5) common stock marketability risk, which is risk specifically related to the marketability of the Company’s common stock.

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

Any adverse market or economic conditions in coastal Georgia and South Carolina may disproportionately increase the risk that our borrowers will be unable to make their loan payments. In addition, the market value of the real estate securing loans could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2006, approximately 90% of our loans held for investment were secured by real estate. Of the commercial real estate loans in our portfolio, approximately 37% represent properties owned and occupied by businesses to which we have extended loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in coastal Georgia and South Carolina could adversely affect the value of our assets, our revenues, results of operations and overall financial condition.

Our business is concentrated in the areas of Chatham and Bryan County, Georgia and southern Beaufort County, South Carolina.

Currently, our lending and other business is concentrated in Chatham and Bryan Counties in Georgia and southern Beaufort County in South Carolina. A downturn in market conditions in any of the respective areas may adversely affect the performance of our loans and the results of our operations and financial condition. In particular, Hilton Head Island in southern Beaufort County is a vacation and resort area with high concentrations of second home and investment properties. Changes in interest rates, local or general economic conditions, real estate values or the income tax deductibility of mortgage interest may subject this market to greater volatility which could adversely impact our performance. Additionally, our market area is susceptible to the risk of hurricane disasters and many areas are located in flood zones. While most such losses are insurable, hurricanes and flooding could adversely affect operations and financial condition.

If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant credit losses which could have a material adverse effect on our operating results. Our management makes various assumptions and judgments about the collectibility of our loans, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our loans. We maintain an allowance for credit losses in an attempt to cover any credit losses which may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss

SAVB 2006 Form 10-K

experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. As we expand into new markets, such as the coastal South Carolina market in which Harbourside operates, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors.

If our assumptions are wrong, our current allowance may not be sufficient to cover future credit losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additional provisions to our allowance would materially decrease our net income.

In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

Market Risk

Changes in interest rates could negatively impact our financial condition and results of operations.

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

Our results of operations are affected by the policies of monetary authorities, particularly the Fed. Changes in interest rates can affect the number of loans we originate, as well as the value of our loans and other interest-bearing assets and liabilities and the ability to realize gains on the sale of those assets and liabilities. Prevailing interest rates also affect the extent to which borrowers prepay loans owned by us. When interest rates decrease, borrowers are more likely to prepay their loans, and vice versa. We may be required to invest funds generated by prepayments at less favorable interest rates. Increases in interest rates could hurt the ability of borrowers who have loans with floating interest rates to meet their increased payment obligations. If those borrowers were not able to make their payments, then we could suffer losses, and our level of nonperforming assets could increase.

SAVB 2006 Form 10-K

Liquidity Risk

Our use of brokered deposits, uninsured local deposits and other borrowings may impair our liquidity and constitute an unstable funding source.

We use wholesale, institutional and brokered deposits, uninsured local deposits and other borrowings, including repurchase agreements, federal funds purchased and FHLB borrowings, to fund a portion of our operations. Federal law requires a bank to be well-capitalized if it accepts new brokered deposits. Thus, the Company and the Banks must maintain a "well-capitalized" status to meet our funding plans. Failure to maintain "well-capitalized" status would limit our access to wholesale and brokered deposits and federal funds purchased (but not necessarily repurchase agreements or FHLB borrowings), which could impair our liquidity. We will be considered "well-capitalized" if we (i) have a total risk-based capital ratio of 10.0 percent or greater; (ii) have a Tier 1 risk-based capital ratio of 6.0 percent or greater; (iii) have a leverage ratio of 5.0 percent or greater; and (iv) are not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC to meet and maintain a specific capital level for any capital measure.

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

Deposit balances in excess of the FDIC's $100,000 insurance limit ($250,000 for certain retirement accounts) per depositor are uninsured deposits. Customers with uninsured deposits are more sensitive to financial or reputation risk than insured depositors. Consequently, uninsured deposits do not provide the same stability to our deposit base as insured deposits. Our liquidity may be negatively affected by a decline in uninsured deposits due to a loss of investor confidence and a flight to insured deposits at other financial institutions.

Operational Risk

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth. In addition, our recent growth may distort some of our historical financial ratios and statistics. For example, our earnings grew by 11% in 2006 and 58% in 2005 as compared to the prior periods. This can be attributed to a strong lending market in Savannah and Richmond Hill, Georgia and in Hilton Head Island, South Carolina. Rising interest rates have also been favorable to the Company since mid-2004 due to an ability to reprice interest-earning assets faster than interest-bearing liabilities. In the future we may not benefit from such a favorable interest rate environment, a beneficial residential mortgage market or expansion into neighboring communities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may impede or prohibit our ability to expand our market presence, which may adversely affect our results of operations.

Future departures of our key personnel may impair our operations.

We are, and for the foreseeable future will be, dependent on the services of John C. Helmken II, President and Chief Executive Officer of the Company and of Savannah; E. James Burnsed, Vice Chairman of the Company and Chairman and Chief Executive Officer of Bryan Bank; R. Stephen Stramm, Executive Vice President - Lending of the Company and of Savannah; Robert B. Briscoe, Executive Vice President and Chief Financial Officer of the Company and of Savannah; and Thomas W. Lennox, President and Chief Executive Officer of Harbourside. Should the services of any of Messrs. Helmken, Burnsed, Stramm, Briscoe or Lennox become unavailable, there can be no assurance that a suitable successor could be found who will be willing to be employed upon terms and conditions acceptable to us. A failure to replace any of these individuals promptly, should his services become unavailable, could have a material adverse effect on our results of operations and financial performance. These risks are heightened by the fact that neither the Company nor the Banks have entered into an employment agreement with any of these individuals. G. Mike Odom, Jr., CEO, resigned on November 17, 2006 to pursue other professional interests. An orderly management transition has been made in the CEO position; however, additional senior management personnel are needed to work with the executive management team.

SAVB 2006 Form 10-K

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

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot give any assurances of our ability to raise additional capital if needed on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

We have limited operating history for Harbourside upon which to base an estimate of our future financial performance.

Harbourside opened for business on March 1, 2006 and has a relatively short operating history as a bank. The President and CEO resigned on May 2, 2006. G. Mike Odom, Jr. served as interim President and CEO until mid-October when Thomas W. Lennox, President and CEO, filled the permanent position. Our operations at Harbourside are subject to the risks inherent in the establishment of any new business and, specifically, those of a new bank. Harbourside incurred substantial initial expenses and may not be profitable for several quarters, if ever.

Our industry operates in a highly regulated environment. New laws or regulations or changes in existing laws or regulations affecting the banking industry could have a material adverse effect on our results of operations.

The Company and the Banks are subject to extensive government regulation and supervision under various state and federal laws, rules and regulations, primarily the rules and regulations of the OCC, OTS, FDIC, GDBF, SEC and the Fed. These laws and regulations are designed primarily to protect depositors, borrowers, and the deposit insurance funds of the FDIC. These regulators maintain significant authority to impose requirements on our overall operations, such as limiting certain activities or mandating the increase of capital levels. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted.

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

SAVB 2006 Form 10-K

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

Non-compliance with the Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the Treasury’s FinCEN. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. We have developed policies and procedures designed to assist in compliance with these laws and regulations.

The Fed may require the Company to commit capital resources to support the Subsidiary Banks.

The Fed, which examines the Company and our non-bank subsidiaries, has a policy stating that a bank holding company is expected to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the source of strength doctrine, the Fed may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Capital injections may be required at times when the holding company may not have the resources to provide it, and, therefore, may be required to borrow the funds. Loans from a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, the bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and may adversely impact the holding company’s results of operations and cash flows.

Common Stock Marketability Risk

Our authorized preferred stock exposes holders of our common stock to certain risks.

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock, par value $1.00 per share. The authorized but unissued preferred stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock may be issued by us, at the direction of our Board, from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board stating (i) the dividend rate or the amount of dividends to be paid thereon, whether dividends shall be cumulative and, if so, from which date(s), the payment date(s) for dividends, and the participating or other special rights, if any, with respect to dividends; (ii) the voting powers, full or limited, if any, of shares of such series; (iii) whether the shares of such series shall be redeemable and, if so, the price(s) at which, and the terms and conditions on which, such shares may be redeemed; (iv) the amount(s) payable upon the shares of such series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company; (v) whether the shares of such series shall be entitled to the benefit of a sinking or retirement fund to be applied to the purchase or redemption of such shares, and if so entitled, the amount of such fund and the manner of its application, including the price or prices at which such shares may be redeemed or purchased through the application of such funds; (vi) whether the shares of such series shall be convertible into, or exchangeable for, shares of any other class or

SAVB 2006 Form 10-K

classes of stock of the Company, and, if so, the conversion price(s), or the rate(s) of exchange, and the adjustments thereof, if any, at which such conversion or exchange may be made, and any other terms and conditions of such conversion and exchange; (vii) the price or other consideration for which the shares of such series shall be issued; (viii) whether the shares of such series which are redeemed or converted shall have the status of authorized but unissued shares of serial preferred stock and whether such shares may be reissued as shares of the same or any other series of serial preferred stock; and (ix) whether the shares of such series shall be entitled to other rights, preferences and privileges. Such preferred stock may provide our Board the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our common stock could be depressed to some extent by the existence of the preferred stock. Moreover, any preferred stock that is issued will rank ahead, in terms of dividends, priority and liquidation preferences and may have greater voting rights than our Company’s common stock. No shares of preferred stock have been issued as of December 31, 2006.

Our directors and executive officers own a significant portion of our common stock.

As of December 31, 2006, our directors and executive officers, collectively, beneficially owned approximately 23% of our outstanding common stock. As a result of their ownership, the directors and executive officers, as a group, have the ability to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors and the approval of mergers and other significant corporate transactions, even if their interests conflict with those of other shareholders, which could adversely affect the market price of our common stock.

The OCC, OTS or the GDBF may impose dividend payment and other restrictions on the Subsidiary Banks which would impact our ability to pay dividends to shareholders. Dividends from Harbourside are not anticipated for the foreseeable future.

The OCC, OTS and the GDF are the primary regulatory agencies that examine the Subsidiary Banks. Under certain circumstances, including any determination that the activities of a bank or their subsidiaries constitute unsafe and unsound banking practices, the regulators have the authority by statute to restrict the Subsidiary Banks’ ability to transfer assets, make shareholder distributions, and redeem preferred securities or pay dividends to the parent company.

Certain provisions in our Articles of Incorporation and Bylaws may deter potential acquirers and may depress our stock price.

Our Articles of Incorporation and Bylaws divide our Board into three classes, as nearly equal as possible, with staggered three-year terms. Business combinations, such as sales or mergers involving us, require the approval of a majority of shareholders as well as the recommendation for such business combination by at least two-thirds of the continuing directors, or in the alternative, unanimously recommended by the continuing directors, provided that the continuing directors constitute at least three members of the Board at the time of such approval. Shareholders may remove directors with or without cause upon the affirmative vote of the holders of at least 75% of the outstanding voting shares of the Company and the affirmative vote of the holders of at least 75% of the outstanding voting shares of the Company other than those of which an interested shareholder is the beneficial owner. These provisions could make it more difficult for a third party to acquire control of the Company. In addition, the above provisions may be altered only pursuant to specified shareholder action. With several specific exceptions, our Articles of Incorporation and Bylaws are silent with respect to the amendment of our Articles of Incorporation, and thus, the Georgia Business Corporations Code ("GBCC") dictates the requirements for making such an amendment. The GBCC generally provides that, other than in the case of certain routine amendments (such as changing the corporate name) and other amendments which the GBCC specifically allows without shareholder action, the corporation's board of directors must recommend any amendment of the Articles of Incorporation to the shareholders (unless the board elects to make no such recommendation because of a conflict of interest or other special circumstances and the board communicates the reasons for its election to the shareholders) and the affirmative vote of a majority of the votes entitled to be cast on the amendment by each voting group entitled to vote on the amendment (unless the GBCC, the articles of incorporation, or the board of directors require a greater percentage of votes) is required to amend our Articles of Incorporation.

SAVB 2006 Form 10-K

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

Our Bylaws generally provide that the Bylaws may be altered or amended by our shareholders at any annual meeting or special meeting of the shareholders or by our Board at any regular or special meeting of the Company's Board.

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

Options outstanding at December 31, 2006 were as follows:

	Outstanding			Exercisable
Outstanding Common Options	Remaining Contractual Number	Weighted Average Life	Weighted Average Price	Number	Weighted Average Price
Range of exercise prices
$5.43	8,895	0.01	$ 5.43	8,895	$ 5.43
$9.98 - $11.37	52,957	3.20	10.33	52,957	10.33
$12.63 - $13.56	64,088	3.81	13.22	57,557	13.24
$15.76 - $17.85	97,656	7.10	16.93	41,404	16.55
$22.20 - $28.56	47,634	8.41	23.72	21,441	24.78
Total outstanding	271,230	5.56	$ 15.58	182,254	$ 14.12

The options described above permit the holders to purchase shares of our common stock at specified prices. These purchase prices may be less than the then current market price of our common stock. Any shares of our common stock issued pursuant to these options would dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these options may be adversely affected because of such potential dilution. Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. For issuances of shares and grants of options, our Board will determine the timing and size of the issuances and grants and the consideration or services required thereof. Our Board intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance or grant. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of our common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

Sales of large quantities of our common stock could reduce the market price of our common stock.

Any sales of large quantities of shares of our common stock, or the perception that any such sales are likely to occur, could reduce the market price of our common stock. In 2005, we issued 397,273 restricted shares to investors in a private placement of our shares which were registered with the SEC on October 21, 2005. When the registration statement covering the resale of those restricted shares became effective, the holders of those shares are able to offer to sell those shares from time to time at the current market price or at negotiated prices. If holders sell

SAVB 2006 Form 10-K

large quantities of shares of our common stock, the market price of our common stock may decrease and the public market for our common stock may otherwise be adversely affected because of the additional shares available in the market.

Our common stock has experienced only limited trading.

Our common stock has been quoted and traded on the NASDAQ National Market in the United States under the symbol "SAVB" since 1998 and the NASDAQ SmallCap Market from 1990 to 1998. In 2006, the NASDAQ National Market was renamed the Global Market. The trading volume in our common stock has been relatively low when compared with larger companies quoted on the NASDAQ Global Market or listed on the stock exchanges. We cannot say with any certainty that a more active and liquid trading market for our common stock will develop. Because of this, it may be more difficult for you to sell a substantial number of shares for the same price at which you could sell a smaller number of shares.

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We, therefore, can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the market price of our common stock to decline or impair our future ability to raise capital through sales of our common stock. As of December 31, 2006, there were 5,781,381 shares of common stock outstanding. The price of our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

➢	The depth and liquidity of the markets for our common stock;
➢	Investor perception of us and the industry in which we participate;
➢	General economic and market conditions;
➢	Responses to quarter-to-quarter variations in operating results;
➢	Earnings relative to securities analysts' estimates;
➢	Changes in financial estimates by securities analysts;
➢	Conditions, trends or announcements in the banking industry;
➢	Announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;
➢	Additions or departures of key personnel;
➢	Accounting pronouncements or changes in accounting rules that affect our financial statements; and,
➢	Other factors and events beyond our control.

The market price of our common stock could experience significant fluctuations unrelated to our operating performance. As a result, an investor (due to personal circumstances) may be required to sell their shares of our common stock at a time when our stock price is depressed due to random fluctuations, possibly based on factors beyond our control.

The market price of our common stock has risen significantly in a relatively short period of time.

Since January 1, 2005, the market price of our common stock has fluctuated from a low of $21.20 per share to a high of $30.40 per share and closed at $27.25 on December 31, 2006. These prices have been restated to reflect the effect of a 5-for-4 stock split in December 2006. There can be no guarantee or assurance that the market price of our common stock will remain at or near its current level.

Item 1B. Unresolved Staff Comments

None

SAVB 2006 Form 10-K

Item 2. Properties

See Note 5 and Note 13 of Notes to Consolidated Financial Statements on page F-13 and page F-18 of the Registrant's 2006 Annual Report, which is specifically incorporated herein by reference.

Savannah's main office is located at 25 Bull Street, Savannah, Georgia, on the ground floor and lower level of a seven story office building located on Johnson Square in downtown Savannah. Savannah has leased approximately 4,700 square feet on the main floor and 2,000 square feet on the lower level of the building. In November 1998, an additional 1,475 square feet of space on the sixth floor was added to the lease. An additional 600 square feet was added to the sixth floor lease in 2003 and approximately 2,500 additional square feet in December 2005. The leases expire in June 2009. The rental costs increase by 2 percent of the gross rental amount each year during the remaining five-year term. The Company is also responsible for its pro rata share of operating cost increases in utilities, janitorial services, property taxes and insurance. In September 2005, SAVB Properties LLC, a nonconsolidated subsidiary of the Company, acquired a 50 percent interest in Johnson Square Associates, LLP (“JSA”), which owns the 25 Bull Street property. SAVB Properties LLC also acquired a 50 percent interest in Whitaker Street Associates, which owns the adjacent parking lot on which an underground parking deck is being constructed.

In 1989, Bryan Bank constructed its 8,500 square foot, two-story main office in Richmond Hill, Georgia, on land owned by Bryan Bank. The building has a walk-up ATM, a drive-up ATM and 4 drive-through lanes. All Bryan Bank personnel are housed in this location.

Savannah leases approximately 6,500 square feet on the first floor of a two-story building located at 400 Mall Boulevard, Savannah, Georgia. This space is used for a branch location and the mortgage and construction lending departments. The building is near the intersection of Mall Boulevard and Hodgson Memorial Drive, a location that is convenient to a significant concentration of commercial, service, and retail entities. The lease rate increases with the Consumer Price Index. The initial lease term was for five years and ended March 31, 1997. Savannah committed to exercise the second five-year lease option in February 2002. There are two additional five-year renewal options included in the terms. Savannah is also responsible for its prorata share of increases in the cost of ad valorem taxes, insurance and maintenance of common areas. Savannah renovated the space, constructed a vault, and added a five lane drive-through teller facility adjacent to the building.

During 1995, Savannah entered into a five-year ground lease with seven five-year renewal options on land located at 100 Chatham Parkway. Savannah also has a right of first refusal to buy the property at appraised value should the owner ever decide to sell the property. The location is at the intersection of Chatham Parkway and U.S. Highway 80, a major commercial and industrial intersection in west Chatham County. Savannah made land improvements and constructed a 2,200 square-foot banking facility including four drive-through lanes and an ATM drive-through lane. The West Chatham Office opened for business on November 20, 1995.

In 1997, Savannah constructed a 2,300 square foot office on an out lot owned in the Island Towne Centre Shopping Plaza, six miles east of downtown Savannah. This office includes a four lane drive-through facility.

In November 1997, Savannah entered into a ten-year lease beginning June 1, 1998 with four five-year renewal options in the Medical Arts Shopping Center at 4809 Waters Avenue. The property consists of 3,055 square feet of banking office space and a separate drive-through facility behind the shopping center.

In March 2002, Savannah entered into a lease agreement, effective May 1, 2002, for approximately 5,000 square feet of office space at 450 Mall Boulevard, adjacent to the existing branch office at 400 Mall Boulevard. This lease is an addition to an existing lease for space at 400 Mall Boulevard that contains renewal options through 2017. The operations center is located in this space.

On February 24, 2006, Harbourside entered into a lease agreement, effective March 1, 2006, for approximately 17,400 square feet of office space at 852 William Hilton Parkway on Hilton Head Island. The lease is on a new building for a 20-year initial lease term with three five-year renewal options. Harbourside’s main banking office is located on the ground floor. The mortgage banking and other offices are located on the second floor. The lease is accounted for as an operating lease. The tenant is responsible for all taxes, insurance and maintenance. After five years, the rent will adjust annually by an amount that approximates the increase in the Consumer Price Index.

SAVB 2006 Form 10-K

On August 1, 2006, Savannah entered into a lease agreement for approximately 1,200 square feet of banking office space in The Village, a shopping center on Skidaway Island. The initial term of the lease is for five years and includes two five-year renewal options. The rent will adjust annually by an amount that approximates the increase in the Consumer Price Index. Savannah is also responsible for its prorata share of increases in the cost of ad valorem taxes, insurance and maintenance of common areas.

Item 3. Legal Proceedings

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings incidental to the business of the Company or the Subsidiary Banks.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Incorporated herein by reference to sections entitled “Table 4 - Market for Registrant's Common Equity and Related Shareholder Matters” on page F-25 of the Financial Statement Section of the 2006 Annual Report.

Item 6. Selected Financial Data

Incorporated herein by reference to sections entitled “Table 1- Selected Financial Condition Highlights - Five-Year Comparison,” “Table 2 - Selected Operating Highlights - Five-Year Comparison,” “Table 3 - Selected Quarterly Data,” “Table 6 - Loan Concentrations,” “Table 8 - Average Balance Sheet and Rate/Volume Analysis-2006 and 2005” and “Table 9 - Average Balance Sheet and Rate/Volume Analysis-2005 and 2004” in the Registrant’s MD&A on pages F-23 through F-37 of the Financial Statement Section of the 2006 Annual Report. Additional selected financial data is included on pages 16-18 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The MD&A on pages F-23 through F-37 of the Financial Statement Section of the 2006 Annual Report are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Incorporated herein by reference to the sections entitled “Liquidity and Interest Rate Sensitivity Management” and “Table 7 - Cash Flow/Maturity Gap and Repricing Data” in the Registrant’s MD&A on pages F-32, F-33 and F-35 of the Financial Statement Section of the 2006 Annual Report.

Item 8. Financial Statements and Supplementary Data

(a)
   1.  Financial Statements - See listing in Item 15
2.	Financial Statement Schedules - See Item 15

SAVB 2006 Form 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. - Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected in a timely manner. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. BDO Seidman, LLP has audited this assessment of our internal control over financial reporting and their report is included below.

Changes in Internal Control over Financial Reporting - No change in our internal control over financial reporting occurred during the fourth fiscal quarter covered by this Annual Report on Form 10-K that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SAVB 2006 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors
The Savannah Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting included in Item 9A, that The Savannah Bancorp, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of The Savannah Bancorp, Inc.’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The Savannah Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, The Savannah Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Savannah Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Atlanta, GA
March 8, 2007

SAVB 2006 Form 10-K

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers

Incorporated herein by reference to the sections entitled "Election of Directors," “Information about the Board of Directors and Certain Committees” and "Executive Compensation and Benefits" in the Registrant’s Proxy Statement dated March 16, 2007 and filed on March 9, 2007. All transactions required pursuant to the insider trading regulations were filed on either Form 4 or Form 5 of the SEC except as disclosed in the Proxy Statement on page 4. The required Code of Ethics disclosures are also incorporated by reference to the section entitled “Code of Business Conduct and Ethics” in the Registrant’s Proxy Statement dated March 16, 2007.

Item 11. Executive Compensation

Incorporated herein by reference to the sections entitled “Information about the Board of Directors and Certain Committees” under the caption “Compensation Committee” and "Executive Compensation and Benefits" in the Registrant’s Proxy Statement dated March 16, 2007 and filed on March 9, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to the sections entitled "Election of Directors" and "Ownership of Equity Securities" in the Registrant’s Proxy Statement dated March 16, 2007 and filed on March 9, 2007.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference, the information contained in Note 4 to the Consolidated Financial Statements and under the caption "Certain Transactions" in the Registrant’s Proxy Statement dated March 16, 2007 and filed on March 9, 2007.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to the information under the caption entitled "Principal Accountant Fees and Services" in the Registrant’s Proxy Statement dated March 16, 2007 and filed on March 9, 2007.

SAVB 2006 Form 10-K

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Financial statements

Incorporated herein by reference to the financial statements, together with the applicable report of independent accountants, are included on pages F-3 through F-22 of the Financial Statement Section of the 2006 Annual Report. The index for the financial statements is as follows:

Financial Statement	Page

(i) Report of Independent Registered Public Accounting Firm	F-2

(ii) Consolidated Balance Sheets
December 31, 2006 and 2005	F-3

(iii) Consolidated Statements of Income for the Years
Ended December 31, 2006, 2005 and 2004	F-4

(iv) Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended December 31, 2006, 2005 and 2004	F-5

(v) Consolidated Statements of Cash Flows for the Years
Ended December 31, 2006, 2005 and 2004	F-6

(vi) Notes to Consolidated Financial Statements	F-7 to F-22

2.	Required financial statement schedules

Other schedules and exhibits are not required information or are inapplicable and, therefore, have been omitted.

   3.  The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SAVB 2006 Form 10-K

Index to Exhibits

               Exhibit
               Number  Description
3.1 *	Articles of Incorporation
3.2 *	By-laws as amended
10.1 *	Lease for Bank Site at 25 Bull Street and Assumption of Lease
10.5 *	Form of Organizers' Stock Option Agreement
10.6 *	Lease for Mall Boulevard Office dated February 14, 1992
10.7	The Savannah Bancorp, Inc. Incentive Stock Option Plan approved by shareholders on April 18, 1995
10.8	Amendment to The Savannah Bancorp, Inc. Incentive Stock Option Plan approved by shareholders on April 16, 1996.
10.9 *	The Savannah Bancorp, Inc. 2005 Omnibus Stock Ownership and Long Term Incentive Plan approved by shareholders on April 21, 2005.
10.10 *	Lease for Harbourside Community Bank main office dated February 24, 2006.
11	Computation of Earnings Per Share **
** Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 1 to the consolidated financial statements in the 2006 Annual Report.
13	2006 Annual Report to Shareholders
21	Subsidiaries of Registrant
22	Proxy Statement for Annual Meeting - filed in DEF 14A on March 9, 2007
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Items 3.1, 3.2, 10.1 and 10.5 were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 33-33405) filed in February 1990 and such documents are incorporated herein by reference.

Item 10.6 was filed as an exhibit with the 1992 Annual Report on Form 10-K in March 1993.
Item 10.9 was filed as an exhibit with the DEF 14A on March 25, 2005.
Item 10.10 was filed as an exhibit with the Form 8-K filed on March 3, 2006.

SAVB 2006 Form 10-K

Signature Page

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 15, 2007 by the undersigned, thereunto duly authorized.

THE SAVANNAH BANCORP, INC.

/s/ JOHN C. HELMKEN II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)	/s/ ROBERT B. BRISCOE Robert B. Briscoe Chief Financial Officer (Principal Financial and Accounting Officer)

Directors:

/s/ J. WILEY ELLIS J. Wiley Ellis Chairman of the Board	/s/ L. CARLTON GILL L. Carlton Gill	/s/ J. TOBY ROBERTS, SR. J. Toby Roberts, Sr.

/s/ E. JAMES BURNSED E. James Burnsed Vice Chairman	/s/ JOHN C. HELMKEN II John C. Helmken II	____________________ James W. Royal, Sr.

/s/ RUSSELL W. CARPENTER Russell W. Carpenter	/s/ CHARLES E. IZLAR Charles E. Izlar	/s/ ROBERT T. THOMPSON, JR. Robert T. Thompson, Jr.

______________________ Archie H. Davis	/s/ AARON M. LEVY Aaron M. Levy

/s/ ROBERT H. DEMERE, JR. Robert H. Demere, Jr.	/s/ J. CURTIS LEWIS III J. Curtis Lewis III

/s/ BERRYMAN W. EDWARDS Berryman W. Edwards	__________________ M. Lane Morrison

SAVB 2006 Form 10-K