Form 10-Q
period 2007-03-31
SAVANNAH BANCORP INC
filed 2007-05-09
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2007
Common stock, $1.00 par value per share	5,833,964

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
March 31, 2007

Page

Cover Page	1

Form 10-Q Index	2

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2007 and 2006 and December 31, 2006	3

Consolidated Statements of Income
for the Three Months Ended March 31, 2007 and 2006	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Three Months Ended March 31, 2007 and 2006	5

Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2007 and 2006	6

Condensed Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	9-15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16-19

Item 4. Controls and Procedures	19

Part II - Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	20
Signatures	21

Part I. Financial Information
Item 1. Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	March 31,	December 31,	March 31,
	2007	2006	2006
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 16,890	$ 18,540	$ 15,343
Federal funds sold	20,176	18,363	20,245
Interest-bearing deposits in banks	2,786	10,394	3,539
Cash and cash equivalents	39,852	47,297	39,127
Securities available for sale, at fair value (amortized
cost of $57,918, $54,163 and $50,121, respectively)	57,785	53,917	49,442
Loans held for sale	1,835	914	16,067
Loans, net of allowance for credit losses of $9,220,
$8,954 and $8,228, respectively	721,167	711,964	633,148
Premises and equipment, net	6,274	6,365	5,750
Other real estate owned	622	545	-
Bank-owned life insurance	5,813	5,760	5,603
Other assets	14,944	16,752	14,950
Total assets	$ 848,292	$ 843,514	$ 764,087

Liabilities
Deposits:
Noninterest-bearing	$ 98,663	$ 101,156	$ 96,645
Interest-bearing demand	112,490	116,493	90,293
Savings	18,917	18,615	19,794
Money market	170,039	147,279	130,132
Time deposits	312,061	323,281	293,117
Total deposits	712,170	706,824	629,981
Short-term borrowings	37,480	40,687	37,589
Federal Home Loan Bank advances - long-term	13,225	13,309	20,395
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	6,606	5,810	6,166
Total liabilities	779,791	776,940	704,441

Shareholders' equity
Common stock, par value $1 per share: authorized
20,000,000 shares; issued 5,790,376,
5,781,381 and 4,607,475 shares, respectively	5,790	5,781	4,607
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Additional paid-in capital	35,801	35,747	36,341
Retained earnings	27,299	25,681	19,977
Treasury stock, 318, 318 and 267 shares, respectively	(4)	(4)	(4)
Accumulated other comprehensive loss, net	(385)	(631)	(1,275)
Total shareholders' equity	68,501	66,574	59,646
Total liabilities and shareholders' equity	$ 848,292	$ 843,514	$ 764,087

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest and dividend income
Loans, including fees	$ 14,351	$ 11,721
Loans held for sale	34	209
Investment securities:
Taxable	540	424
Tax-exempt	25	38
Dividends	55	48
Deposits with banks	83	47
Federal funds sold	172	127
Total interest and dividend income	15,260	12,614
Interest expense
Deposits	6,092	3,894
Short-term borrowings	625	368
Federal Home Loan Bank advances	164	247
Subordinated debt	203	188
Total interest expense	7,084	4,697
Net interest income	8,176	7,917
Provision for credit losses	500	415
Net interest income after
provision for credit losses	7,676	7,502
Noninterest income
Service charges on deposit accounts	347	376
Mortgage related income, net	210	231
Trust fees	176	158
Other operating income	319	306
Total noninterest income	1,052	1,071
Noninterest expense
Salaries and employee benefits	2,964	2,691
Occupancy and equipment	758	651
Information technology	425	362
Other operating expense	1,000	1,191
Total noninterest expense	5,147	4,895
Income before income taxes	3,581	3,678
Income tax expense	1,270	1,327
Net income	$ 2,311	$ 2,351
Net income per share: (a)
Basic	$ 0.40	$ 0.41
Diluted	$ 0.39	$ 0.40
(a) Per share amounts have been restated to reflect the effect of a 5-for-4 stock split in December 2006.

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2007 and 2006
($ in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Common shares issued
Shares, beginning of period	5,781,381	4,591,339
Exercise of options	8,995	16,136
Shares, end of period	5,790,376	4,607,475
Treasury shares owned
Shares, beginning and end of period	318	267
Common stock
Balance, beginning of period	$ 5,781	$ 4,591
Exercise of options	9	16
Balance, end of period	5,790	4,607
Additional paid-in capital
Balance, beginning of period	35,747	36,257
Stock-based compensation, net	15	33
Exercise of options	39	51
Balance, end of period	35,801	36,341
Retained earnings
Balance, beginning of period	25,681	18,271
Net income	2,311	2,351
Dividends	(693)	(645)
Balance, end of period	27,299	19,977
Treasury stock
Balance, beginning and end of period	(4)	(4)
Accumulated other comprehensive income (loss), net
Balance, beginning of period	(631)	(573)
Change in net unrealized gains (losses) on securities
available for sale, net of tax	80	(91)
Net change in fair value of derivative
instruments, net of tax	166	(611)
Balance, end of period	(385)	(1,275)
Total shareholders' equity	$ 68,501	$ 59,646
Other comprehensive income, net
Net income	$ 2,311	$ 2,351
Change in net unrealized gains (losses) on securities
available for sale, net of tax	80	(91)
Net change in fair value of derivative
instruments, net of tax	166	(611)
Other comprehensive income, net	$ 2,557	$ 1,649
The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$ 2,311	$ 2,351
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for credit losses	500	415
Loans originated for sale	(8,231)	(13,527)
Proceeds from sale of loans originated for sale	7,336	8,010
Net (accretion) amortization of securities	(6)	14
Depreciation and amortization	248	197
Stock-based compensation expense	22	54
Increase in deferred income taxes, net	(75)	(175)
Gain on sale of loans, net	(26)	(77)
Loss on sale of premises and equipment	-	49
Equity in net income of nonconsolidated subsidiary	(33)	(50)
Increase in CSV of bank-owned life insurance policies	(53)	(52)
Change in other assets and other liabilities, net	2,838	(3,055)
Net cash provided by (used in) operating activities	4,831	(5,846)
Investing activities
Activity in available for sale securities
Purchases	(9,228)	(6,888)
Maturities and calls	5,479	1,724
Loan originations and principal collections, net	(9,703)	(27,709)
Purchase of other real estate owned	(77)	-
Additions to premises and equipment	(157)	(976)
Net cash used in investing activities	(13,686)	(33,849)
Financing activities
Net (decrease) increase in noninterest-bearing deposits	(2,493)	3,563
Net increase in interest-bearing deposits	7,839	25,908
Net (decrease) increase in short-term borrowings	(3,207)	17,687
Net decrease in FHLB advances	(84)	(81)
Payment on note payable	-	(145)
Dividends paid	(693)	(645)
Exercise of options	48	67
Net cash provided by financing activities	1,410	46,354
(Decrease) increase in cash and cash equivalents	(7,445)	6,659
Cash and cash equivalents, beginning of period	47,297	32,468
Cash and cash equivalents, end of period	$ 39,852	$ 39,127
The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2006. Certain prior period balances and formats have been reclassified to conform to the current period presentation.

The March 31, 2006 financial statements include one month of operations of Harbourside Community Bank (“Harbourside”), a federal stock savings bank which opened on March 1, 2006.

Note 2 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Savannah Bank, N.A., Bryan Bank & Trust and Harbourside (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances. Cash reserves of $2,496,000 and $1,841,000 were required as of March 31, 2007 and December 31, 2006, respectively. The Company pledged interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities sold under repurchase agreements. Pledged cash balances were $1,500,000 and $7,500,000 at March 31, 2007 and December 31, 2006, respectively.

Note 3 - Earnings Per Share

Basic earnings per share represent net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2007	2006
Average number of common shares outstanding - basic	5,782	5,759
Effect of dilutive options	108	127
Average number of common shares outstanding - diluted	5,890	5,886

All share amounts have been restated to reflect the effect of a 5-for-4 stock split in December 2006.

Note 4 - Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment,” (“SFAS No. 123R”) using the modified prospective method. In accordance with SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company determines the grant-date fair value of employee stock options using the Black-Scholes option-pricing model.

The 1995 Incentive Stock Option Plan (“1995 Plan”) authorized the Company to issue both incentive stock options and non-qualified stock options. The shareholders authorized additional option shares under the 1995 Plan in 2000. All authorized shares have been awarded from the 1995 Plan.

In 2005, the Company adopted the 2005 Omnibus Stock Ownership and Long-Term Incentive Plan (“2005 Omnibus Plan”). The total number of options or awards available for issuance at March 31, 2007 under the 2005 Omnibus Plan was 193,857 shares of common stock. Options granted under both plans have a term of ten years and generally become fully vested by the end of the fifth year.

The following table summarizes compensation costs related to the Company’s stock-based compensation plans for the three months ended March 31 (in thousands):

	2007	2006
Salaries and employee benefits	$ 22	$ 54
Director’s stock-based compensation (other operating expense)	-	-
Pre-tax stock-based compensation expense	22	54
Income tax benefit	(4)	(2)
Total stock-based compensation expense	$ 18	$ 52

The Company recognizes stock-based compensation expense using the graded vesting attribution method. The remaining unrecognized compensation cost, net of tax, related to unvested awards at March 31, 2007 is approximately $428,000 and the weighted-average period of time over which this cost will be recognized is 2.9 years. This amount does not include the cost of any additional options that may be granted in future periods nor any reduction in cost for potential forfeitures.

Note 5 - Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, and the adoption had no significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).” This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This Issue is effective for fiscal years beginning after December 15, 2006. The adoption of this Issue did not have a material impact on the financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Opinion for Financial Assets and Financial Liabilities” (“SFAS No. 159”) that provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of the fiscal year for fiscal years beginning after November 15, 2007. Early adoption is permitted provided, among other things, an entity elects to adopt within the first 120 days of that fiscal year. The Corporation does not anticipate adopting SFAS No. 159 before the required implementation date of January 1, 2008. The Corporation has not yet determined the impact the adoption of SFAS No. 159 might have on its consolidated financial statements.

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

This MD&A and other Company communications and statements may contain "forward-looking statements." These forward-looking statements may include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and which may change based on various factors, many of which are beyond our control. The words "may," "could," "should," "would," “will,” "believe," "anticipate," "estimate," "expect," "intend," “indicate,” "plan" and similar words are intended to identify expressions of the future. These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; competitors’ products and services; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exhaustive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Overview

For a comprehensive presentation of the Company’s financial condition at March 31, 2007 and 2006 and results of operations for the three month periods ended March 31, 2007 and 2006, the following analysis should be reviewed with other information including the Company’s December 31, 2006 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
First Quarter Financial Highlights
March 31, 2007 and 2006
(Unaudited)

($ in thousands, except share data)
Balance Sheet Data at March 31	2007	2006	% Change
Total assets	$ 848,292	$ 764,087	11
Interest-earning assets	812,702	729,403	11
Loans	730,387	641,376	14
Allowance for credit losses	9,220	8,228	12
Nonaccruing loans	400	1,945	(79)
Loans past due 90 days - accruing	990	148	569
Other real estate owned	622	-	NM
Deposits	712,170	629,981	13
Interest-bearing liabilities	674,522	601,630	12
Shareholders' equity	68,501	59,646	15

Allowance for credit losses to total loans	1.26%	1.28%	(1.6)
Nonperforming assets to total loans and OREO	0.28%	0.33%	(17)
Loan to deposit ratio	102.56%	101.81%	0.7
Equity to assets	8.08%	7.81%	3.4
Tier 1 capital to risk-weighted assets	11.24%	11.26%	(0.2)
Total capital to risk-weighted assets	12.49%	12.51%	(0.2)

Outstanding shares	5,790	5,759	0.5
Book value per share	$ 11.83	$ 10.36	14
Market value per share	$ 27.00	$ 28.06	(3.8)
Performance Data For the First Quarter
Net income	$ 2,311	$ 2,351	(1.7)
Return on average assets	1.12%	1.29%	(13)
Return on average equity	13.90%	16.14%	(14)
Net interest margin	4.17%	4.59%	(9.2)
Efficiency ratio	55.78%	54.47%	2.4

Per share data: (a)
Net income - basic	$ 0.40	$ 0.41	(2.4)
Net income - diluted	$ 0.39	$ 0.40	(2.5)
Dividends	$ 0.120	$ 0.112	7.1

Average shares:
Basic	5,782	5,759.4
Diluted	5,890	5,886.1

(a) Share and per share amounts have been restated to reflect the effect of a 5-for-4 stock split in December 2006.

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides supplemental information, which sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The MD&A is divided into subsections entitled:

Introduction
Critical Accounting Estimate
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three month period ended March 31, 2007 compared with the same period in 2006. Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company." The Savannah Bank, N.A. is referred to as "Savannah," Bryan Bank & Trust is referred to as “Bryan” and Harbourside Community Bank is referred to as “Harbourside”. Harbourside opened and began offering full service banking activities on March 1, 2006. Collectively, Savannah, Bryan and Harbourside are referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, GA and, as of March 31, 2007, had eight banking offices and nine ATMs in Savannah, Chatham County and Richmond Hill, GA and Hilton Head Island, SC. The Company also has mortgage lending offices in Savannah and Richmond Hill, GA and Hilton Head Island, SC.

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

Harbourside specifically targets real estate lending and related full service banking opportunities in the fast growing coastal South Carolina market. During 2006 the business strategy changed resulting in a significant reduction in the sale of loans on a servicing retained basis.

The primary risks to the Company include those disclosed in Item 1A in the Company’s Annual Report on Form 10-K for December 31, 2006.

Enhanced growth in loans, deposits, product lines and service quality in existing markets and quality expansion into new markets are the primary strategic objectives of the Company.

Critical Accounting Estimate - Allowance for Credit Losses

The Company considers its policies regarding the allowance for credit losses to be its most critical accounting estimate due to the significant degree of management judgment involved. The allowance for credit losses is established through charges in the form of a provision for credit losses based on management's continuous evaluation of the loan portfolio. Credit losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb credit losses inherent in the loan portfolio at March 31, 2007. The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations and concentrations of credit. Other factors affecting the allowance are market interest rates, average loan size, portfolio maturity and composition, collateral values and general economic conditions. Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the allowance amount.

No assurance can be given that the Company will not sustain credit losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for credit losses by future charges or credits to earnings. The allowance for credit losses is also subject to review by various regulatory agencies through their periodic examinations of the Subsidiary Banks. Such examinations could result in required changes to the allowance for credit losses. No adjustment in the allowance or significant adjustments to Savannah and Bryan’s internally classified loans were made as a result of their most recent examinations performed by the Office of the Comptroller of the Currency (“OCC”) as of December 31, 2006 or the FDIC as of June 30, 2006. The Office of Thrift Supervision (“OTS”) began its initial examination of Harbourside in April 2007. The results of this examination will be reported in the second quarter Form 10-Q.

The allowance for credit losses totaled $9,220,000, or 1.26 percent of total loans, at March 31, 2007. This is compared to an allowance of $8,954,000, or 1.24 percent of total loans, at December 31, 2006. For the three months ended March 31, 2007, the Company reported net charge-offs of $234,000. This is compared to net charge-offs of $0 for the first three months of 2006. During the first three months of 2007, a provision for credit losses of $500,000 was added to the allowance for credit losses. Growth in the loan portfolio, credit losses, a decrease in real estate sales and construction activity combined with larger credit exposures provide the primary basis for the higher provision for credit losses.

If the allowance for credit losses had changed by 5 percent, the effect on net income would have been approximately $286,000. If the allowance had to be increased by this amount, it would not have changed the Subsidiary Banks’ status as well-capitalized financial institutions.

The Company's nonperforming assets consist of loans on nonaccrual status and loans which are contractually past due 90 days or more on which interest is still being accrued. Nonaccrual loans of $400,000, loans past due 90 days or more of $990,000 and other real estate owned of $622,000 totaled $2,012,000, or 0.28 percent of gross loans, at March 31, 2007 compared to $2,231,000, or 0.33 percent of gross loans, at December 31, 2006. No significant losses are anticipated on these loans. Generally, loans are placed on nonaccrual status when the collection in full of the principal or interest becomes doubtful. Nonperforming assets included $622,000 and $545,000 of other real estate owned at March 31, 2007 and December 31, 2006.

Impaired loans under Statement of Financial Accounting Standards No. 114 were all on nonaccrual status and totaled $400,000 and $825,000 at March 31, 2007 and December 31, 2006, respectively.

Results of Operations

First Quarter, 2007 Compared to the First Quarter, 2006

Net income in the first quarter 2007 was $2,311,000, down 1.7 percent from $2,351,000 in the first quarter 2006. Net income per diluted share was 39 cents in the first quarter 2007 compared to 40 cents per share in the first quarter 2006, a decrease of 2.5 percent. The slight earnings decrease is primarily attributable to a higher provision for credit losses and a lower net interest margin resulting primarily from higher deposit costs. Return on average equity was 13.90 percent, return on average assets was 1.12 percent and the efficiency ratio was 55.8 percent in the first quarter 2007. Prior period per share amounts have been restated to reflect the effect of a 5-for-4 stock split in December 2006.

First quarter average interest-earning assets increased 14 percent to $800 million in 2007 from $703 million in 2006. First quarter net interest income was $8,176,000 in 2007 compared to $7,917,000 in 2006, an increase of $259,000 or 3.3 percent. First quarter average loans were $725 million in 2007, 16 percent higher when compared to $627 million in 2006. First quarter net interest margin decreased to 4.17 percent in 2007 from 4.59 percent in the same period in 2006. The prime rate increased from 7.50 percent to 8.25 percent during the 5-month period ended May 31, 2006 and has remained at 8.25 percent through March 31, 2007. As shown in Table 2, the decrease in net interest margin was primarily due to the rise in deposit and other borrowing cost over the prior 12 months that exceeded the increase in the yield on interest-earning assets. As shown in Table 1, the Company’s balance sheet is asset-sensitive. This means that interest-earning assets reprice faster than interest-bearing liabilities. However, when interest rates cease increasing, time deposit, non-maturity deposits and other funding interest rates may increase at a faster rate and for a longer period of time than earning assets. Deposit pricing in the Savannah and Bryan markets has also been impacted by new entrants into the market paying special deposit rates that are significantly higher than market deposit rates. Additionally, as a new entrant in its market Harbourside has incurred higher than market deposit rates.

First quarter provision for credit losses was $500,000 for 2007, compared to $415,000 for the comparable period of 2006. First quarter net credit losses were $234,000 for 2007 compared to $0 in the first quarter 2006. The first quarter net charge-offs included one charge-off for $200,000 on a second mortgage loan indirectly related to the borrower’s losses incurred in Hurricane Katrina. The first quarter provision for credit losses included an extra $200,000 for the first quarter net charge-offs. First quarter loan growth was $9.0 million in 2007, primarily in real estate-secured loans, compared to $27.7 million in loan growth in the first quarter 2006. The higher provision in the first quarter 2007 as compared to the same period in 2006 is attributable to net charge-offs partially offset by lower loan growth.

Noninterest income was $1,052,000 in the first quarter 2007 compared to $1,071,000 in the first quarter 2006, a decrease of $19,000 or 1.8 percent as a result of lower mortgage related income and service charges on deposit accounts partially offset by higher trust fee income. First quarter noninterest income included mortgage banking related income, net of direct origination costs, of $210,000 in 2007 compared to $231,000 in 2006, a decrease of $21,000 or 9.1 percent. The mortgage related income was affected by a general slow down in the residential real estate market which negatively impacted mortgage origination volumes. Customer service charges declined 7.7 percent, or $29,000. No market valuation adjustments were required for loans held for sale during the first quarter of 2007 and 2006.

Noninterest expense increased $252,000 or 5.1 percent in the first quarter 2007 compared to the first quarter 2006. Higher personnel, occupancy, equipment and information technology costs were partially offset by lower other operating expenses. First quarter salaries and employee benefits increased $273,000 or 10 percent. First quarter occupancy, equipment and information technology expenses increased approximately $107,000, or 16 percent, primarily due to a new banking office opened in September 2006, additional space for holding company personnel, upgraded item processing software and hardware and increased transaction volume. Other operating expense decreased by $191,000, resulting from approximately $198,000 in nonrecurring pre-opening expenses in the first quarter 2006 and nonrecurring first-year Sarbanes-Oxley costs incurred in the first quarter 2006.

The first quarter income tax expense was $1,270,000 in 2007 and $1,327,000 in 2006. The combined effective federal and state tax rates were 35.5 percent and 36.1 percent in the first quarter of 2007 and 2006, respectively, primarily due to additional federal low income housing tax credits in 2007. The Company has never recorded a valuation allowance against deferred tax assets. All deferred tax assets are considered to be realizable due to expected future taxable income.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows. The modest increase in loans of $9 million in the first three months of 2007 was funded by approximately $5 million in net deposit growth and the remainder by the reduction of cash equivalents.

Average total assets increased 13 percent to $834 million in the first quarter of 2007 from $737 million in the first quarter 2006. Total assets were $848 million and $764 million at March 31, 2007 and 2006, respectively, an increase of 11 percent.

The Company has classified all investment securities as available for sale. Lower interest rates on moderate and longer term maturities resulted in an overall decrease in unrealized losses on investment securities which is included in shareholders’ equity at March 31, 2007 and 2006 as accumulated other comprehensive loss, net of tax.

Brokered time deposits and institutional money market accounts totaled $105 million at March 31, 2007 compared to $111 million at December 31, 2006.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2007 and December 31, 2006, including a more detailed breakdown of real estate secured loans by collateral type and purpose. Certain amounts from prior periods have been reclassified to conform to the current presentation.

($ in thousands)	3/31/07	% of Total	12/31/06	% of Total	% Dollar Change
Non-residential real estate
Owner-occupied	$ 91,803	13	$ 90,848	13	1
Non owner-occupied	105,887	15	98,032	14	8
Construction	18,340	3	22,128	3	(17)
Commercial land and lot development	35,089	5	35,610	5	(1)
Total non-residential real estate	251,119	36	246,618	35	2
Residential real estate
Owner-occupied - 1-4 family	82,624	11	87,965	12	(6)
Non owner-occupied - 1-4 family	78,706	11	68,397	10	15
Construction	108,389	15	110,412	15	(2)
Residential land and lot development	95,956	12	93,060	12	3
Home equity lines	39,331	5	40,794	6	(4)
Total residential real estate	405,006	54	400,628	55	1
Total real estate loans	656,125	90	647,246	90	1
Commercial	57,823	8	57,737	8	-
Consumer	17,053	2	16,628	2	3
Unearned fees, net	(614)	-	(693)	-	(11)
Total loans, net of unearned fees	$ 730,387	100	$ 720,918	100	1

Capital Resources

The banking regulatory agencies have adopted capital requirements that specify the minimum level for which no prompt corrective action is required. In addition, the FDIC assesses FDIC insurance premiums based on certain “well-capitalized” risk-based and equity capital ratios. As of March 31, 2007, the Company and the Subsidiary Banks exceeded the minimum requirements necessary to be classified as “well-capitalized.”

Total tangible equity capital for the Company was $68.5 million, or 8.08 percent of total assets at March 31, 2007. The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

						Well-
($ in thousands)	Company	Savannah	Bryan	Harbourside	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 78,886	$ 50,080	$ 17,287	$ 8,397	-	-
Total Capital	87,665	56,026	19,372	9,027	-	-

Leverage Ratios
Tier 1 capital to average assets	9.46%	8.66%	9.13%	13.20%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk- weighted assets	11.24%	10.54%	10.37%	14.95%	4.00%	6.00%
Total capital to risk- weighted assets	12.49%	11.79%	11.62%	16.07%	8.00%	10.00%

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

During the first quarter 2007, portfolio loans increased $9 million to $730 million and deposits increased $5 million to $712 million. The loan to deposit ratio was 103 percent at March 31, 2007. In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the FHLB, temporary federal funds purchased lines with correspondent banks and non-local institutional and brokered deposits. Contingency funding and liquidity sources include the ability to sell loans, or participations in certain loans, to investors and borrowings from the Federal Reserve Bank of Atlanta (“FRB”) discount window.

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB. Under these agreements, Savannah and Bryan have credit lines up to 80 percent of the FHLB qualifying collateral value of their 1-4 family first mortgage loans plus up to 50 percent of the FHLB qualifying collateral value of their home equity lines of credit and second mortgage residential loans. Total borrowings are limited to 20 percent and 16 percent of assets of Savannah and Bryan, respectively. Harbourside has an approved borrowing capacity of $2.2 million at March 31, 2007. In aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $117 million of which $29 million was advanced at March 31, 2007. These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks. The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide up to $20 million of funding needs for 30-60 days. Savannah and Bryan have been approved to access the FRB discount window to borrow on a secured basis at 100 basis points over the Federal Funds Target Rate. The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested.

A continuing objective of interest rate sensitivity management is to maintain appropriate levels of variable rate assets, including variable rate loans and shorter maturity investments, relative to interest rate sensitive liabilities, in order to control potential negative impacts upon earnings due to changes in interest rates. Interest rate sensitivity management requires analyses and actions that take into consideration volumes of assets and liabilities repricing and the timing and magnitude of their price changes to determine the effect upon net interest income. The Company utilizes hedging strategies to reduce interest rate risk as noted below.

The Company’s cash flow, maturity and repricing gap at March 31, 2007 was $95 million at one year, or 12 percent of total interest-earning assets. At December 31, 2006 the gap at one year was $81 million, or 10 percent of total interest-earning assets. Interest-earning assets with maturities over five years totaled approximately $21.8 million, or 2.7 percent of total interest-earning assets. See Table 1 for cash flow, maturity and repricing gap. The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income. However, interest-earning assets with maturities and/or repricing dates over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

The Company is asset-sensitive within one year. However, increased funding costs in the latter part of 2006 more than offset the increases in interest-earning assets resulting in net interest margin compression in the first quarter of 2007 as compared to the first quarter 2006.

Since June 2005, the Company has implemented various strategies to reduce the Company’s asset-sensitive position, primarily through the use of short maturity funding sources and hedging strategies such as interest rate floors, collars and swaps. These actions have reduced the Company’s exposure to falling interest rates.

Management monitors interest rate risk quarterly using rate-sensitivity forecasting models and other balance sheet analytical reports. If and when projected interest rate risk exposures are outside of policy tolerances or desired positions, specific strategies to return interest rate risk exposures to desired levels are developed by management, approved by the Asset-Liability Committee and reported to the Board.

Table 1 - Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of March 31, 2007:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	years	years	years	Total
Interest-earning assets
Investment securities	$ -	$ 9,783	$ 9,890	$ 16,707	$ 15,515	$ 6,023	$ 57,918
Interest-bearing deposits	2,786	-	-	-	-	-	2,786
Federal funds sold	20,176	-	-	-	-	-	20,176
Loans held for sale	-	1,835	-	-	-	-	1,835
Loans - fixed rates	-	50,947	117,463	153,228	27,742	13,831	363,211
Loans - variable rates	-	311,686	15,940	9,103	28,107	1,940	366,776
Total interest-earnings assets	22,962	374,251	143,293	179,038	71,364	21,794	812,702
Interest-bearing liabilities
NOW and savings	-	6,570	13,141	32,852	39,422	39,422	131,407
Money market accounts	-	57,213	46,458	26,547	39,821	-	170,039
Time deposits	-	82,915	189,925	28,040	10,832	349	312,061
FHLB advances - long-term	-	84	1,252	1,729	10,011	149	13,225
Short-term borrowings	16,580	20,900	-	-	-	-	37,480
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	16,580	177,992	250,776	89,168	100,086	39,920	674,522
Gap-Excess Assets (Liabilities)	6,382	196,259	(107,483)	89,870	(28,722)	(18,126)	138,180
Gap-Cumulative	$ 6,382	$ 202,641	$ 95,158	$ 185,028	$ 156,306	$ 138,180	$ 138,180
Cumulative sensitivity ratio *	1.38	2.04	1.21	1.35	1.25	1.20	1.20

* Cumulative interest-earning assets / cumulative interest-bearing liabilities

Table 2 - Average Balance Sheet and Rate/Volume Analysis - First Three Months 2007 and 2006

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilities during the first three months of 2007 and 2006.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
YTD	YTD	YTD	YTD		YTD	YTD	Vari-
3/31/07	3/31/06	3/31/07	3/31/06		3/31/07	3/31/06	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 6,195	$ 4,367	5.43	4.55	Interest-bearing deposits	$ 83	$ 49	$ 34	$ 9	$ 25
51,186	44,616	4.79	4.27	Investments - taxable	605	470	135	57	78
1,940	2,938	7.94	10.90	Investments - non-taxable	38	79	(41)	(21)	(20)
13,230	11,355	5.27	4.43	Federal funds sold	172	124	48	24	24
1,652	12,668	8.35	6.69	Loans held for sale	34	209	(175)	52	(227)
725,475	627,494	8.03	7.58	Loans (c)	14,367	11,721	2,646	696	1,950
799,678	703,438	7.76	7.29	Total interest-earning assets	15,299	12,652	2,647	815	1,832
34,355	33,236			Noninterest-earning assets
$ 834,033	$ 736,674			Total assets

				Liabilities and equity
				Deposits
$ 109,131	$ 88,405	2.01	1.06	NOW accounts	542	231	311	207	104
18,391	19,880	0.99	1.00	Savings accounts	45	49	(4)	-	(4)
149,898	128,158	4.26	3.10	Money market accounts	1,576	981	595	367	228
117,174	91,971	5.29	4.13	CDs, $100M or more	1,527	937	590	263	327
80,100	90,751	4.76	3.51	CDs, broker	940	785	155	280	(125)
119,332	94,358	4.97	3.91	Other time deposits	1,462	909	553	247	306
				Total interest-bearing
594,026	513,523	4.16	3.07	deposits	6,092	3,892	2,200	1,380	820
13,272	20,441	5.01	4.88	FHLB advances - long-term	164	246	(82)	7	(89)
49,352	31,559	5.14	4.72	Short-term borrowings	625	367	258	33	225
10,310	10,310	7.99	7.40	Subordinated debt	203	188	15	15	-
				Total interest-bearing
666,960	575,833	4.31	3.31	liabilities	7,084	4,693	2,391	1,420	971
93,132	93,400			Noninterest-bearing deposits
6,507	8,383			Other liabilities
67,434	59,058			Shareholders' equity
$ 834,033	$ 736,674			Liabilities and equity
		3.45	3.98	Interest rate spread
		4.17	4.59	Net interest margin
				Net interest income	$ 8,215	$ 7,959	$ 256	$ (605)	$ 861
$ 132,718	$ 127,605			Net earning assets
$ 687,158	$ 606,923			Average deposits
		3.60	2.60	Average cost of deposits
106%	103%			Average loan to deposit ratio
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
(c) Average nonaccruing loans have been excluded from total average loans and included in noninterest-earning assets.

Table 3 - Off-Balance Sheet Arrangements

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business. At March 31, 2007, the Company had unfunded commitments to extend credit of $133.3 million and outstanding stand-by letters of credit of $9.5 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

On February 24, 2006, Harbourside entered into a 20-year noncancellable operating lease for the main office building. The estimated lease payments, which include 18 months of rent forbearance, are included in the following table. In March 2007, Harbourside entered into a ten-year lease agreement for a branch office location in Bluffton, SC. Also in March 2007, the Company entered into a five-year data processing agreement with its current processor. Each of these obligations is included in the table below.

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances - long-term	$ 13,225	$ 1,326	$ 11,722	$ -	$ 177
Subordinated debt	10,310	-	-	-	10,310
Operating leases - buildings	12,663	823	1,812	1,265	8,763
Information technology contracts	1,785	345	720	720	-
Total	$ 37,983	$ 2,494	$ 14,254	$ 1,985	$ 19,250

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

Changes in Internal Control over Financial Reporting - No change in our internal control over financial reporting occurred during the first fiscal quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

Management is not aware of any significant pending legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Part I of the 2006 Form 10-K, which could materially affect our business, financial condition and/or operating results. There have been no material changes from those risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of the 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits.

Exhibit 11.  Computation of Earnings Per Share *
*     Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 3 to the condensed consolidated financial statements in this report.

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

The Savannah Bancorp, Inc. (Registrant)

Date: 5/9/07	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 5/9/07	/s/ Robert B. Briscoe Robert B. Briscoe Chief Financial Officer (Principal Financial and Accounting Officer)