Form 10-Q
period 2007-06-30
SAVANNAH BANCORP INC
filed 2007-08-09
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or

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
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding as of July 31, 2007
Common stock, $1.00 par value per share	5,837,657

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
June 30, 2007

Page

Cover Page	1

Form 10-Q Index	2

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2007 and 2006 and December 31, 2006	3

Consolidated Statements of Income
for the Three and Six Months Ended June 30, 2007 and 2006	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Six Months Ended June 30, 2007 and 2006	5

Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2007 and 2006	6

Condensed Notes to Consolidated Financial Statements	7-9

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	10-17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18-22

Item 4. Controls and Procedures	22

Part II – Other Information
Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	24

Part I –  Financial Information
Item 1.  Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	June 30,	December 31,	June 30,
	2007	2006	2006
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 23,093	$ 18,540	$ 19,413
Federal funds sold	8,777	18,363	4,400
Interest-bearing deposits in banks	4,874	10,394	18,266
Cash and cash equivalents	36,744	47,297	42,079
Securities available for sale, at fair value (amortized
cost of $64,379, $54,163 and $52,268, respectively)	63,489	53,917	51,220
Loans held for sale	1,126	914	4,407
Loans, net of allowance for credit losses of $9,517,
$8,954 and $8,591, respectively	742,811	711,964	648,537
Premises and equipment, net	6,198	6,365	5,714
Other real estate owned	656	545	-
Bank-owned life insurance	5,870	5,760	5,655
Other assets	15,770	16,752	14,414
Total assets	$ 872,664	$ 843,514	$ 772,026

Liabilities
Deposits:
Noninterest-bearing	$ 89,098	$ 101,156	$ 97,909
Interest-bearing demand	122,209	116,493	94,081
Savings	18,627	18,615	18,540
Money market	168,411	147,279	137,721
Time deposits	327,668	323,281	294,142
Total deposits	726,013	706,824	642,393
Short-term borrowings	56,437	40,687	36,560
Federal Home Loan Bank advances – long-term	3,142	13,309	15,474
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	6,737	5,810	6,271
Total liabilities	802,639	776,940	711,008

Shareholders' equity
Common stock, par value $1 per share: authorized
20,000,000 shares; issued 5,833,860,
5,781,381 and 4,607,647 shares, respectively	5,834	5,781	4,608
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Additional paid-in capital	36,347	35,747	36,480
Retained earnings	29,189	25,681	21,870
Treasury stock, 318, 318 and 267 shares, respectively	(4)	(4)	(4)
Accumulated other comprehensive loss, net	(1,341)	(631)	(1,936)
Total shareholders' equity	70,025	66,574	61,018
Total liabilities and shareholders' equity	$ 872,664	$ 843,514	$ 772,026

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$ 14,872	$ 12,548	$ 29,224	$ 24,269
Loans held for sale	35	233	69	441
Investment securities:
Taxable	645	471	1,184	894
Tax-exempt	26	32	51	70
Dividends	55	56	111	104
Deposits with banks	119	54	201	102
Federal funds sold	125	148	296	275
Total interest and dividend income	15,877	13,542	31,136	26,155
Interest expense
Deposits	6,479	4,443	12,571	8,336
Short-term borrowings	618	546	1,242	911
Federal Home Loan Bank advances	155	197	319	444
Subordinated debt	213	200	416	389
Total interest expense	7,465	5,386	14,548	10,080
Net interest income	8,412	8,156	16,588	16,075
Provision for credit losses	395	360	895	775
Net interest income after
provision for credit losses	8,017	7,796	15,693	15,300
Noninterest income
Service charges on deposit accounts	348	377	695	753
Mortgage related income, net	166	252	376	482
Trust fees	189	166	365	325
Other operating income	297	291	617	599
Total noninterest income	1,000	1,086	2,053	2,159
Noninterest expense
Salaries and employee benefits	2,838	2,785	5,802	5,476
Occupancy and equipment	782	746	1,540	1,397
Information technology	381	374	806	736
Other operating expense	1,025	1,071	2,026	2,266
Total noninterest expense	5,026	4,976	10,174	9,875
Income before income taxes	3,991	3,906	7,572	7,584
Income tax expense	1,400	1,368	2,670	2,695
Net income	$ 2,591	$ 2,538	$ 4,902	$ 4,889
Net income per share: (a)
Basic	$ 0.44	$ 0.44	$ 0.84	$ 0.85
Diluted	$ 0.44	$ 0.43	$ 0.83	$ 0.83
Dividends per share (a)	$ 0.120	$ 0.112	$ 0.240	$ 0.224
(a)  Per share amounts have been restated to reflect the effect of a 5-for-4 stock split in December 2006.
  The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2007 and 2006
($ in thousands, except share data)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Common shares issued
Shares, beginning of period	5,781,381	4,591,339
Exercise of options	52,479	16,308
Shares, end of period	5,833,860	4,607,647
Treasury shares owned
Shares, beginning and end of period	318	267
Common stock
Balance, beginning of period	$ 5,781	$ 4,591
Exercise of options	53	17
Balance, end of period	5,834	4,608
Additional paid-in capital
Balance, beginning of period	35,747	36,257
Stock-based compensation, net	45	92
Exercise of options	555	131
Balance, end of period	36,347	36,480
Retained earnings
Balance, beginning of period	25,681	18,272
Net income	4,902	4,889
Dividends	(1,394)	(1,291)
Balance, end of period	29,189	21,870
Treasury stock
Balance, beginning and end of period	(4)	(4)
Accumulated other comprehensive income (loss), net
Balance, beginning of period	(631)	(573)
Change in net unrealized losses on securities
available for sale, net of tax	(398)	(319)
Net change in fair value of derivative
instruments, net of tax	(312)	(1,044)
Balance, end of period	(1,341)	(1,936)
Total shareholders' equity	$ 70,025	$ 61,018
Other comprehensive income, net
Net income	$ 4,902	$ 4,889
Change in net unrealized losses on securities
available for sale, net of tax	(398)	(319)
Net change in fair value of derivative
instruments, net of tax	(312)	(1,044)
Other comprehensive income, net	$ 4,192	$ 3,526

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$ 4,902	$ 4,889
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for credit losses	895	775
Loans originated for sale	(19,458)	(27,129)
Proceeds from sale of loans originated for sale	19,327	33,370
Proceeds from sale of other real estate owned	192	-
Net (accretion) amortization of securities	(39)	22
Depreciation and amortization	497	431
Stock-based compensation expense	45	133
Increase in deferred income taxes, net	(142)	(386)
Gain on sale of loans, net	(81)	(175)
Loss on sale of premises and equipment	-	44
Loss on sale of other real estate owned	6	-
Equity in net income of nonconsolidated subsidiary	(48)	(66)
Increase in CSV of bank-owned life insurance policies	(110)	(104)
Change in other assets and other liabilities, net	2,034	(3,661)
Net cash provided by operating activities	8,020	8,143
Investing activities
Activity in available for sale securities
Purchases	(19,042)	(11,450)
Maturities and calls	8,864	4,134
Loan originations and principal collections, net	(31,742)	(43,458)
Purchase of other real estate owned	(309)	-
Distribution from equity method investee	-	1,300
Additions to premises and equipment	(330)	(1,169)
Net cash used in investing activities	(42,559)	(50,643)
Financing activities
Net (decrease) increase in noninterest-bearing deposits	(12,058)	4,827
Net increase in interest-bearing deposits	31,247	37,056
Net increase in short-term borrowings	15,750	16,657
Net decrease in FHLB advances	(10,167)	(5,002)
Payment on note payable	-	(284)
Dividends paid	(1,394)	(1,291)
Exercise of options	608	148
Net cash provided by financing activities	23,986	52,111
(Decrease) increase in cash and cash equivalents	(10,553)	9,611
Cash and cash equivalents, beginning of period	47,297	32,468
Cash and cash equivalents, end of period	$ 36,744	$ 42,079

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 and 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2006.  Certain prior period balances and formats have been reclassified to conform to the current period presentation.

The June 30, 2006 financial statements include four months of operations of Harbourside Community Bank (“Harbourside”), a federal stock savings bank which opened on March 1, 2006.

Note 2 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Savannah Bank, N.A., Bryan Bank & Trust and Harbourside (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances.  Cash reserves of $362,000 and $1,841,000 were required as of June 30, 2007 and December 31, 2006, respectively.  The Company pledged interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities sold under repurchase agreements.  Pledged cash balances were $4,000,000 and $7,500,000 at June 30, 2007 and December 31, 2006, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2007	2006	2007	2006
Average number of common shares outstanding - basic	5,824	5,759	5,803	5,759
Effect of dilutive options	75	127	92	131
Average number of common shares outstanding - diluted	5,899	5,886	5,895	5,890

All share amounts have been restated to reflect the effect of a 5-for-4 stock split in December 2006.

Note 4 - Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment,” (“SFAS 123R”) using the modified prospective method.  In accordance with SFAS 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The Company determines the grant-date fair value of employee stock options using the Black-Scholes option-pricing model.

The 1995 Incentive Stock Option Plan (“1995 Plan”) authorized the Company to issue both incentive stock options and non-qualified stock options.  The shareholders authorized additional option shares under the 1995 Plan in 2000.  All authorized shares have been awarded from the 1995 Plan.

In 2005, the Company adopted the 2005 Omnibus Stock Ownership and Long-Term Incentive Plan (“2005 Omnibus Plan”).  The total number of options or awards available for issuance at June 30, 2007 under the 2005 Omnibus Plan was 189,371 shares of common stock.  Options granted under both plans have a term of ten years and generally become fully vested by the end of the fifth year.

The following table summarizes compensation costs related to the Company’s stock-based compensation plans for the three months and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2007	2006	2007	2006
Salaries and employee benefits	$ 16	$ 54	$ 38	$ 108
Directors' stock-based compensation	24	25	24	25
Pre-tax stock-based compensation expense	40	79	62	133
Income tax expense (benefit)	6	(20)	(1)	(41)
Total stock-based compensation expense, net of tax	$ 46	$ 59	$ 61	$ 92

The Company recognizes stock-based compensation expense using the graded vesting attribution method. The remaining unrecognized compensation cost, net of tax, related to unvested awards at June 30, 2007 is approximately $409,000 and the weighted-average period of time over which this cost will be recognized is 2.6 years.  This amount does not include the cost of any additional options that may be granted in future periods nor any reduction in cost for potential forfeitures.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the potential impact of this statement on its consolidated financial statements.

Note 5 - Recent Accounting Pronouncements (continued)

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).”  This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the Issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy.  This Issue is effective for fiscal years beginning after December 15, 2006.  The adoption of this Issue did not have a material impact on the Company's consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Opinion for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits companies to report selected financial assets and liabilities at fair value.  SFAS 159 also requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the potential impact of this statement on its consolidated financial statements.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

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

Overview

For a comprehensive presentation of the Company’s financial condition at June 30, 2007 and 2006 and results of operations for the three and six month periods ended June 30, 2007 and 2006, the following analysis should be reviewed with other information including the Company’s December 31, 2006 Annual Report on Form 10-K and the Company’s Consolidated Financial Statements and the Condensed Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
Second Quarter Financial Highlights
June 30, 2007 and 2006
($ in thousands, except share data)
(Unaudited)

Balance Sheet Data at June 30	2007	2006	% Change
Total assets	$872,664	$772,026	13
Interest-earning assets	829,589	734,420	13
Loans	752,328	657,128	14
Allowance for credit losses	9,517	8,591	11
Non-accruing loans	1,895	2,049	(7.5)
Loans past due 90 days - accruing	44	510	(91)
Other real estate owned	656	-	-
Deposits	726,013	642,393	13
Interest-bearing liabilities	706,804	606,828	16
Shareholders' equity	70,025	61,018	15
Allowance for credit losses to total loans	1.27%	1.31%	(3.1)
Nonperforming assets to total loans and OREO	0.34%	0.39%	(13)
Loan to deposit ratio	103.62%	102.29%	1.3
Equity to assets	8.02%	7.90%	1.5
Tier 1 capital to risk-weighted assets	11.32%	11.47%	(1.3)
Total capital to risk-weighted assets	12.57%	12.72%	(1.2)
Book value per share (a)	$ 12.00	$ 10.60	13
Outstanding shares (a)	5,834	5,759	1.3
Market value per share (a)	$ 25.10	$ 30.26	(17)

Performance Ratios for the Second Quarter

Net income	$ 2,591	$ 2,538	2.1
Return on average assets	1.23%	1.33%	(7.5)
Return on average equity	14.94%	16.91%	(12)
Net interest margin	4.13%	4.51%	(8.4)
Efficiency ratio	53.40%	53.84%	(0.8)

Per share data: (a)
Net income - basic	$ 0.44	$ 0.44	-
Net income - diluted	$ 0.44	$ 0.43	2.3
Dividends	$ 0.120	$ 0.112	7.1

Average shares: (a)
Basic	5,824	5,759	1.1
Diluted	5,899	5,886	0.2

Performance Ratios for the First Six Months

Net income	$ 4,902	$ 4,889	0.3
Return on average assets	1.17%	1.31%	(11)
Return on average equity	14.42%	16.53%	(13)
Net interest margin	4.15%	4.55%	(8.8)
Efficiency ratio	54.58%	54.16%	0.8

Per share data: (a)
Net income - basic	$ 0.84	$ 0.85	(1.2)
Net income - diluted	$ 0.83	$ 0.83	-
Dividends	$ 0.240	$ 0.224	7.1

Average shares: (a)
Basic	5,803	5,759	0.8
Diluted	5,895	5,890	0.1

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
Critical Accounting Estimate
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the six month period ended June 30, 2007 compared with the same period in 2006.  Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company." The Savannah Bank, N.A. is referred to as "Savannah," Bryan Bank & Trust is referred to as “Bryan” and Harbourside Community Bank is referred to as “Harbourside”.  Harbourside opened and began offering full service banking activities on March 1, 2006.  Collectively, Savannah, Bryan and Harbourside are referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, GA and, as of June 30, 2007, had eight banking offices and nine ATMs in Savannah, Chatham County and Richmond Hill, GA and Hilton Head Island, SC.  The Company also has mortgage lending offices in Savannah and Richmond Hill, GA and Hilton Head Island, SC.

Savannah and Bryan are in the relatively diverse, stable and growing Savannah Metropolitan Statistical Area.  The diversity of major employers includes manufacturing, port related transportation, construction, military, healthcare, tourism, education, warehousing and the supporting services and products for each of these major employers.  The real estate market is experiencing moderate government and commercial growth and slower residential growth driven in part by coastal Georgia’s and South Carolina’s reputation as a desired place to live.

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

Critical Accounting Estimate – Allowance for Credit Losses

The Company considers its policies regarding the allowance for credit losses to be its most critical accounting estimate due to the significant degree of management judgment involved.  The allowance for credit losses is established through charges in the form of a provision for credit losses based on management's continuous evaluation of the loan portfolio.  Credit losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb credit losses inherent in the loan portfolio at June 30, 2007.  The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations and concentrations of credit.  Other factors affecting the allowance are market interest rates, average loan size, portfolio maturity and composition, collateral values and general economic conditions.  Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the allowance amount.

No assurance can be given that the Company will not sustain credit losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for credit losses by future charges or credits to earnings.  The allowance for credit losses is also subject to review by various regulatory agencies through their periodic examinations of the Subsidiary Banks.  Such examinations could result in required changes to the allowance for credit losses.  No adjustment in the allowance or significant adjustments to Savannah, Bryan or Harbourside’s internally classified loans were made as a result of their most recent examinations performed by the Office of the Comptroller of the Currency (“OCC”) as of December 31, 2006, the FDIC as of June 30, 2006 or the Office of Thrift Supervision (“OTS”) as of December 31, 2006.

The allowance for credit losses totaled $9,517,000, or 1.27 percent of total loans, at June 30, 2007.  This is compared to an allowance of $8,954,000, or 1.24 percent of total loans, at December 31, 2006.  For the six months ended June 30, 2007, the Company reported net credit losses of $332,000.  This is compared to net credit recoveries of $3,000 for the first six months of 2006.  During the first six months of 2007, a provision for credit losses of $895,000 was added to the allowance for credit losses.  Growth in the loan portfolio, credit losses, a decrease in real estate sales and construction activity combined with larger credit exposures provide the primary basis for the higher provision for credit losses.

If the allowance for credit losses had changed by 5 percent, the effect on net income would have been approximately $295,000.  If the allowance had to be increased by this amount, it would not have changed the Subsidiary Banks’ status as well-capitalized financial institutions.

The Company's nonperforming assets consist of loans on nonaccrual status, loans which are contractually past due 90 days or more on which interest is still being accrued and other real estate owned (“OREO”).  Nonaccrual loans of $1,895,000, loans past due 90 days or more of $44,000 and OREO of $656,000 totaled $2,595,000, or 0.34 percent of gross loans and OREO, at June 30, 2007 compared to $2,231,000, or 0.33 percent of gross loans, at December 31, 2006. No significant losses are anticipated on these loans or OREO.  Generally, loans are placed on nonaccrual status when the collection in full of the principal or interest becomes doubtful.  Nonperforming assets included $656,000 and $545,000 of OREO at June 30, 2007 and December 31, 2006.

Impaired loans under Statement of Financial Accounting Standards No. 114 were all on nonaccrual status and totaled $1,895,000 and $825,000 at June 30, 2007 and December 31, 2006, respectively.

Results of Operations

Second Quarter, 2007 Compared to the Second Quarter, 2006

Net income for the second quarter 2007 was $2,591,000, up 2.1 percent from $2,538,000 in the second quarter 2006.  Net income per diluted share was 44 cents in the second quarter 2007 compared to 43 cents per share in the second quarter 2006, an increase of 2.3 percent. The slight increase in earnings is primarily attributable to growth in earning assets resulting in higher net interest income. Return on average equity was 14.94 percent, return on average assets was 1.23 percent and the efficiency ratio was 53.40 percent in the second quarter 2007.  Prior period per share amounts have been restated to reflect the effect of a 5-for-4 stock split in December 2006.

Second quarter average interest-earning assets increased 13 percent to $821 million in 2007 from $729 million in 2006.  Second quarter net interest income was $8,412,000 in 2007 compared to $8,156,000 in 2006, an increase of $256,000 or 3.1 percent.  Second quarter average loans were $742 million in 2007, 15 percent higher when compared to $648 million in 2006.  Second quarter net interest margin decreased to 4.13 percent in 2007 from 4.51 percent in the same period in 2006.  The prime rate increased from 7.50 percent to 8.25 percent during the 5-month period ended May 31, 2006 and has remained at 8.25 percent through June 30, 2007.  As shown in Table 2, the decline in net interest margin was primarily due to the rise in deposit and other borrowing costs over the prior 12 months.  While the yield on interest-earning assets also increased it was more than offset by increasing costs of interest-bearing liabilities.  The net interest margin has stabilized somewhat in 2007.  The first quarter 2007 net interest margin was 4.17% compared to 4.13% for the second quarter 2007.  As shown in Table 1, the Company’s balance sheet is asset-sensitive since the interest-earning assets reprice faster than interest-bearing liabilities.  However, when interest rates cease increasing, time deposit, non-maturity deposits and other funding interest rates may increase at a faster pace and for a longer period of time than earning assets.  Deposit pricing in the Savannah and Bryan markets has also been impacted by new entrants into the market paying special deposit rates that are significantly higher than market deposit rates.  Additionally, as a new entrant in its market Harbourside has incurred higher than market deposit rates.

Second quarter provision for credit losses was $395,000 for 2007, compared to $360,000 for the comparable period in 2006.  Second quarter net credit losses were $98,000 for 2007 compared to net credit recoveries of $3,000 in the second quarter 2006. Second quarter loan growth was $21.9 million in 2007, primarily in real estate-secured loans, compared to $15.8 million in loan growth in the second quarter 2006.  The higher provision in the second quarter 2007 as compared to the same period in 2006 is attributable to higher loan growth and net charge-offs.

Noninterest income was $1,000,000 in the second quarter 2007 compared to $1,086,000 in the second quarter 2006, a decrease of $86,000 or 7.9 percent as a result of lower mortgage related income and service charges on deposit accounts partially offset by higher trust fee income. Second quarter noninterest income included mortgage banking related income, net of direct origination costs, of $166,000 in 2007 compared to $252,000 in 2006, a decrease of $86,000 or 34 percent.  The mortgage related income was affected by a general slow down in the residential real estate market which negatively impacted mortgage origination volumes.  Customer service charges declined 7.7 percent, or $29,000.  No market valuation adjustments were required for loans held for sale during the second quarter of 2007 and 2006.

Noninterest expense increased $50,000 or 1.0 percent in the second quarter 2007 compared to the second quarter 2006.  Higher personnel, occupancy, equipment and information technology costs were partially offset by lower other operating expenses.  Second quarter salaries and employee benefits increased $53,000 or 1.9 percent.  Second quarter occupancy, equipment and information technology expenses increased approximately $43,000, or 3.8 percent, primarily due to a new banking office opened in September 2006, additional space for holding company personnel, upgraded item processing software and hardware and increased transaction volume. Other operating expense decreased by $46,000 or 4.3 percent.

The second quarter income tax expense was $1,400,000 in 2007 and $1,368,000 in 2006.  The combined effective federal and state tax rates were 35.1 percent and 35.0 percent in the second quarter of 2007 and 2006, respectively.  The Company has never recorded a valuation allowance against deferred tax assets.  All deferred tax assets are considered to be realizable due to expected future taxable income.

First Six Months, 2007 Compared to the First Six Months, 2006

Net income in the first six months 2007 was $4,902,000, up slightly from $4,889,000 in the first six months 2006.  Net income per diluted share was $.83 in the first six months 2007 and 2006.  While the Company experienced growth in interest-earning assets it was offset by a higher provision for credit losses and a lower net interest margin.  Return on average equity was 14.42 percent, return on average assets was 1.17 percent and the efficiency ratio was 54.58 percent in the first six months 2007.  Prior period per share amounts have been restated to reflect the effect of a 5-for-4 stock split in December 2006.

Average interest-earning assets for the first six months increased 13 percent to $811 million in 2007 from $716 million in 2006.  First six months net interest income was $16,588,000 in 2007 compared to $16,075,000 in 2006, an increase of $513,000 or 3.2 percent.  Average loans were $734 million for the first six months of 2007, 15 percent higher when compared to $638 million in 2006.  The net interest margin decreased to 4.15 percent in the first half of 2007 from 4.55 percent in the same period in 2006.  As shown in Table 3, the decline in net interest margin was primarily due to the rise in deposit and other borrowing costs over the prior 12 months.  While the yield on interest-earning assets also increased it was more than offset by increasing costs of interest-bearing liabilities.  As shown in Table 1, the Company’s balance sheet is asset-sensitive since the interest-earning assets reprice faster than interest-bearing liabilities.  However, when interest rates cease increasing, time deposit, non-maturity deposits and other funding interest rates may increase at a faster pace and for a longer period of time than earning assets.

First six months provision for credit losses was $895,000 for 2007, compared to $775,000 for 2006. The first quarter 2007 provision for credit losses included an additional $200,000 related to the first quarter net charge-offs.  Changes in the provision are impacted as discussed under the "Allowance for Credit Losses" section above.  First six months loan growth was $31.4 million in 2007, primarily in real estate secured loans, compared to $43.5 million in the first six months 2006.  Credit losses and a decrease in real estate sales and construction activity in the first six months 2007 as compared to the same period in 2006 is the primary reason for the higher provision for credit losses in 2007.

Noninterest income was $2,053,000 in the first six months 2007 compared to $2,159,000 in the first six months 2006, a decrease of $106,000 or 4.9 percent as a result of lower mortgage related income and service charges on deposit accounts partially offset by higher trust fee income. Noninterest income for the first six months included mortgage banking related income, net of direct origination costs, of $376,000 in 2007 compared to $482,000 in 2006, a decrease of $106,000 or 22 percent.  The mortgage related income was affected by a general slow down in the residential real estate market which negatively impacted mortgage origination volumes.  Customer service charges declined 7.7 percent, or $58,000.   No market valuation adjustments were required for loans held for sale during the first six months of 2007 and 2006.

Noninterest expense was $10,174,000 in the first six months of 2007 compared to $9,875,000 in 2006, an increase of $299,000, or 3.0 percent.  Salaries and benefits increased $326,000 or 6.0 percent.  Occupancy, equipment and information technology expenses increased approximately $213,000, or 10 percent, primarily due to a new banking office opened in September 2006, additional space for holding company personnel, upgraded item processing software and hardware and increased transaction volume.  Other operating expense decreased $240,000 or 11 percent primarily due to nonrecurring pre-opening expenses related to the opening of Harbourside in the first six months of 2006 and nonrecurring first-year Sarbanes-Oxley costs incurred in the first quarter 2006.

The first six months income tax expense was $2,670,000 in 2007 and $2,695,000 in 2006.  The combined effective federal and state tax rates were 35.3 percent and 35.5 percent in the first six months of 2007 and 2006, respectively.  The slight decrease was primarily due to additional federal low income housing tax credits in 2007.  The Company has never recorded a valuation allowance against deferred tax assets.  All deferred tax assets are considered to be realizable due to expected future taxable income.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  The $31 million increase in loans in the first six months of 2007 was funded by approximately $19 million in net deposit growth and the remainder by an increase in other borrowings and a reduction of cash equivalents.

Average total assets increased 13 percent to $845 million in the first six months of 2007 from $751 million in the same period in 2006.  Total assets were $873 million and $772 million at June 30, 2007 and 2006, respectively, an increase of 13 percent.

The Company has classified all investment securities as available for sale.  The unrealized loss on investment securities and the net change in the fair value of derivative instruments are included in shareholders’ equity at June 30, 2007 and 2006 as accumulated other comprehensive loss, net of tax.

Brokered time deposits and institutional money market accounts totaled $114 million at June 30, 2007 compared to $111 million at December 31, 2006.

Loans

The following table shows the composition of the loan portfolio as of June 30, 2007 and December 31, 2006, including a more detailed breakdown of real estate secured loans by collateral type and purpose.  Certain amounts from prior periods have been reclassified to conform to the current presentation.

($ in thousands)	6/30/07	% of Total	12/31/06	% of Total	% Dollar Change
Non-residential real estate
Owner-occupied	$ 113,298	15	$ 90,848	13	25
Non owner-occupied	91,783	12	98,032	13	(6)
Construction	25,333	4	22,128	3	14
Commercial land and lot development	39,104	5	35,610	5	10
Total non-residential real estate	269,518	36	246,618	34	9
Residential real estate
Owner-occupied – 1-4 family	79,440	11	87,965	12	(10)
Non owner-occupied – 1-4 family	106,408	14	(a) 101,397	14	5
Construction	66,161	9	(a) 77,417	11	(15)
Residential land and lot development	109,258	14	93,060	13	17
Home equity lines	40,655	5	40,794	6	0
Total residential real estate	401,922	53	400,633	56	0
Total real estate loans	671,440	89	647,251	90	4
Commercial	61,898	8	57,740	8	7
Consumer	19,585	3	16,624	2	18
Unearned fees, net	(599)	-	(693)	-	(14)
Total loans, net of unearned fees	$ 752,324	100	$ 720,922	100	4.4

(a) Includes a reclassification of $33 million of completed residential construction loans from the construction category to the non owner-occupied 1-4 family category to conform to the June 30, 2007 presentation as required by regulatory guidelines.

During the first half of 2007, residential real estate loans have remained flat in total and non-residential real estate loans have increased by 9 percent.  During 2006 and 2007, the Company deemphasized residential construction loan growth as evidenced by the 15 percent decline in the residential construction loan portfolio during 2007.

The commercial and residential land and lot development portfolios generally consist of loans to experienced real estate developers and financially strong, long-term real estate investors who have the financial strength to service the debt during the slower real estate cycles.

Capital Resources

The banking regulatory agencies have adopted capital requirements that specify the minimum level for which no prompt corrective action is required.  In addition, the FDIC assesses FDIC insurance premiums based on certain “well-capitalized” risk-based and equity capital ratios.  As of June 30, 2007, the Company and the Subsidiary Banks exceeded the minimum requirements necessary to be classified as “well-capitalized.”

Total tangible equity capital for the Company was $70.0 million, or 8.02 percent of total assets at June 30, 2007.  The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

						Well-
($ in thousands)	Company	Savannah	Bryan	Harbourside	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 81,366	$ 51,598	$ 17,785	$ 8,216	-	-
Total Capital	90,361	57,569	20,041	8,916	-	-

Leverage Ratios
Tier 1 capital to average assets	9.51%	8.81%	9.00%	11.89%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk- weighted assets	11.32%	10.81%	9.82%	14.38%	4.00%	6.00%
Total capital to risk- weighted assets	12.57%	12.07%	11.06%	15.61%	8.00%	10.00%

Tier 1 and total capital at the Company level includes $10 million of subordinated debt issued to the Company’s nonconsolidated subsidiaries.  Total capital also includes the allowance for credit losses up to 1.25 percent of risk-weighted assets.

The capital ratios are significantly above the well-capitalized threshold.  The Company currently has access to approximately $13 million of trust preferred borrowings and to the capital markets, if needed, to maintain the well-capitalized status of the Subsidiary Banks.

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

During the first six months of 2007, portfolio loans increased $31 million to $752 million and deposits increased $19 million to $726 million.  The loan to deposit ratio was 104 percent at June 30, 2007.  In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the FHLB, temporary federal funds purchased lines with correspondent banks and non-local institutional and brokered deposits.  Contingency funding and liquidity sources include the ability to sell loans, or participations in certain loans, to investors and borrowings from the Federal Reserve Bank of Atlanta (“FRB”) discount window.

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB.  Under these agreements, Savannah and Bryan have credit lines up to 80 percent of the FHLB qualifying collateral value of their 1-4 family first mortgage loans plus up to 50 percent of the FHLB qualifying collateral value of their home equity lines of credit and second mortgage residential loans.  Total borrowings are limited to 20 percent and 16 percent of assets of Savannah and Bryan, respectively.  Harbourside has an approved borrowing capacity of $2.2 million at June 30, 2007.  In aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $124 million of which $39 million was advanced at June 30, 2007.  These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks.  The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide up to $20 million of funding needs for 30-60 days.  Savannah and Bryan have been approved to access the FRB discount window to borrow on a secured basis at 100 basis points over the Federal Funds Target Rate.  The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested.

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

The Company’s cash flow, maturity and repricing gap at June 30, 2007 was $41 million at one year, or 5 percent of total interest-earning assets.  At December 31, 2006 the gap at one year was $81 million, or 10 percent of total interest-earning assets.  Interest-earning assets with maturities over five years totaled approximately $38.4 million, or 4.6 percent of total interest-earning assets.  See Table 1 for cash flow, maturity and repricing gap.  The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income.  However, interest-earning assets with maturities and/or repricing dates over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

The Company is asset-sensitive within one year.  However, increased funding costs in the first six months of 2007 more than offset the increases in interest-earning assets resulting in net interest margin compression in the first six months of 2007 as compared to the first six months of 2006.

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

Table 1 – Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of June 30, 2007:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	years	years	years	Total
Interest-earning assets
Investment securities	$ -	$ 8,062	$ 6,850	$ 17,128	$ 17,853	$ 14,486	$ 64,379
Interest-bearing deposits	4,341	533	-	-	-	-	4,874
Federal funds sold	8,777	-	-	-	-	-	8,777
Loans held for sale	-	1,126	-	-	-	-	1,126
Loans - fixed rates	-	49,055	115,336	163,736	33,801	22,633	384,561
Loans - variable rates	-	313,598	22,082	1,871	27,077	1,244	365,872
Total interest-earnings assets	13,118	372,374	144,268	182,735	78,731	38,363	829,589
Interest-bearing liabilities
NOW and savings	-	7,041	14,084	35,209	42,251	42,251	140,836
Money market accounts	-	56,565	46,054	26,317	39,475	-	168,411
Time deposits	-	114,907	181,923	20,631	9,823	384	327,668
FHLB advances - long-term	-	84	1,237	1,661	11	149	3,142
Short-term borrowings	15,747	40,690	-	-	-	-	56,437
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	15,747	229,597	243,298	83,818	91,560	42,784	706,804
Gap-Excess Assets (Liabilities)	(2,629)	142,777	(99,030)	98,917	(12,829)	(4,421)	122,785
Gap-Cumulative	$ (2,629)	$ 140,148	$ 41,118	$ 140,035	$ 127,206	$ 122,785	$ 122,785
Cumulative sensitivity ratio *	.83	1.57	1.08	1.24	1.19	1.17	1.17

*   Cumulative interest-earning assets / cumulative interest-bearing liabilities

Table 2 – Average Balance Sheet and Rate/Volume Analysis – Second Quarter, 2007 and 2006

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilities during the second quarter of 2007 and 2006.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
6/30/07	6/30/06	6/30/07	6/30/06		6/30/07	6/30/06	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 9,207	$ 4,545	5.18	4.77	Interest-bearing deposits	$ 119	$ 54	$65	$ 5	$ 60
56,757	48,609	5.01	4.35	Investments - taxable	709	527	182	80	102
2,060	2,500	7.79	11.39	Investments - non-taxable	40	71	(31)	(22)	(9)
9,408	12,188	5.33	4.87	Federal funds sold	125	148	(23)	14	(37)
2,063	13,394	6.80	6.98	Loans held for sale	35	233	(198)	(6)	(192)
741,758	647,865	8.05	7.77	Loans (c)	14,888	12,548	2,340	452	1,888
821,253	729,101	7.77	7.47	Total interest-earning assets	15,916	13,581	2,335	545	1,790
34,736	35,979			Noninterest-earning assets
$855,989	$765,080			Total assets

				Liabilities and equity
				Deposits
$120,092	$ 91,810	2.09	1.10	NOW accounts	625	252	373	227	146
18,799	19,901	1.02	1.01	Savings accounts	48	50	(2)	0	(2)
162,397	129,841	4.41	3.52	Money market accounts	1,784	1,138	646	288	358
125,404	104,139	5.36	4.52	CDs, $100M or more	1,677	1,174	503	218	285
68,149	78,931	4.78	3.70	CDs, broker	812	728	84	213	(129)
121,831	104,675	5.05	4.22	Other time deposits	1,533	1,101	432	217	215
616,672	529,297	4.21	3.37	Total interest-bearing deposits	6,479	4,443	2,036	1,108	928
12,095	15,904	5.14	4.97	FHLB advances – long-term	155	197	(42)	7	(49)
48,122	43,962	5.14	4.98	Short-term borrowings	617	546	71	18	53
10,310	10,310	8.33	7.78	Subordinated debt	214	200	14	14	0
				Total interest-bearing
687,199	599,473	4.36	3.60	liabilities	7,465	5,386	2,079	1,136	943
92,844	98,671			Noninterest-bearing deposits
6,363	6,741			Other liabilities
69,583	60,195			Shareholders' equity
$855,989	$765,080			Liabilities and equity
		3.41	3.87	Interest rate spread
		4.13	4.51	Net interest margin
				Net interest income	$8,451	$8,195	$256	($ 591)	$847
$134,054	$129,628			Net earning assets
$709,516	$627,968			Average deposits
		3.66	2.84	Average cost of deposits
105%	103%			Average loan to deposit ratio

(a)  This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $39 in the second quarter 2007 and 2006.
(c) Average nonaccruing loans have been excluded from total average loans and included in noninterest-earning assets.

Table 3– Average Balance Sheet and Rate/Volume Analysis – First Six Months 2007 and 2006

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the average taxable-equivalent interest earned on assets and the average interest paid on liabilities during the first six months of 2007 and 2006.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
YTD	YTD	YTD	YTD		YTD	YTD	Vari-
6/30/07	6/30/06	6/30/07	6/30/06		6/30/07	6/30/06	Ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 7,710	$ 4,458	5.26	4.61	Interest-bearing deposits	$ 201	$ 102	$ 99	$ 14	$ 85
53,986	46,623	4.91	4.32	Investments - taxable	1,314	998	316	136	180
2,000	2,717	7.86	11.13	Investments - non-taxable	78	150	(72)	(44)	(28)
11,309	11,774	5.28	4.71	Federal funds sold	296	275	21	33	(12)
1,859	13,033	7.48	6.82	Loans held for sale	69	441	(372)	43	(415)
733,661	637,737	8.04	7.67	Loans (c)	29,256	24,269	4,987	1,170	3,817
810,525	716,342	7.77	7.39	Total interest-earning assets	31,214	26,235	4,979	1,350	3,629
34,546	34,613			Noninterest-earning assets
$845,071	$750,955			Total assets

				Liabilities and equity
				Deposits
$114,642	$ 90,116	2.05	1.08	NOW accounts	1,167	483	684	433	251
18,596	19,890	1.01	0.99	Savings accounts	93	98	(5)	2	(7)
156,181	129,004	4.34	3.32	Money market accounts	3,359	2,123	1,236	653	583
121,312	98,089	5.30	4.33	CDs, $100M or more	3,189	2,106	1,083	472	611
74,090	84,807	4.81	3.61	CDs, broker	1,768	1,519	249	505	(256)
120,588	99,546	5.01	4.07	Other time deposits	2,995	2,007	988	464	524
605,409	521,452	4.19	3.22	Total interest-bearing deposits	12,571	8,336	4,235	2,508	1,727
12,680	18,160	5.07	4.93	FHLB advances – long-term	319	444	(125)	13	(138)
48,734	37,795	5.14	4.86	Short-term borrowings	1,242	911	331	52	279
10,310	10,310	8.14	7.61	Subordinated debt	416	389	27	27	0
				Total interest-bearing
677,133	587,717	4.33	3.46	liabilities	14,548	10,080	4,468	2,536	1,932
92,988	96,050			Noninterest-bearing deposits
6,406	7,558			Other liabilities
68,544	59,630			Shareholders' equity
$845,071	$750,955			Liabilities and equity
		3.44	3.93	Interest rate spread
		4.15	4.55	Net interest margin
				Net interest income	$16,666	$16,155	$511	($1,186)	$1,697
$133,392	$128,625			Net earning assets
$698,397	$617,502			Average deposits
		3.63	2.72	Average cost of deposits
105%	103%			Average loan to deposit ratio

(a)  This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $78 and $80 in the first six months 2007 and 2006, respectively.
(c) Average nonaccruing loans have been excluded from total average loans and included in noninterest-earning assets.

Table 4 - Off-Balance Sheet Arrangements

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business.  At June 30, 2007, the Company had unfunded commitments to extend credit of $137.5 million and outstanding stand-by letters of credit of $9.3 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

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

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances – long-term	$ 3,142	$ 1,311	$ 1,655	$ -	$ 176
Subordinated debt	10,310	-	-	-	10,310
Operating leases - buildings	12,540	967	1,723	1,087	8,763
Information technology contracts	1,710	360	720	630	-
Total	$ 27,702	$ 2,638	$ 4,098	$ 1,717	$ 19,249

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

Changes in Internal Control over Financial Reporting - No change in our internal control over financial reporting occurred during the second fiscal quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  None

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.

Annual Meeting of Shareholders Held April 20, 2007

Annual Meeting Quorum
At the 2007 Annual Meeting of Shareholders held on April 20, 2007, there were 3,778,035 shares present in person or by proxy, representing 65 percent of the 5,781,695 outstanding shares.  The following actions were taken by the shareholders.

Election and Re-election of Five Directors
Shareholders voted to elect five Directors of Class II to serve until the Annual Meeting of Shareholders in 2010.  3,771,906 shares representing 99.8 percent of the shares presented were cast in favor of the election of directors; 6,129 shares were withheld on selected directors.

Ratification of Independent Registered Public Accountants
Shareholders voted to approve the selection of Mauldin & Jenkins, LLP as independent registered public accountants to audit the Company's financial statements for the year 2007.  3,768,311 shares, representing 99.7 percent of the shares present were cast in favor of the ratification of the appointment of Mauldin & Jenkins, LLP as independent registered public accountants, 9,549 shares or 0.3 percent of the shares present abstained and 175 shares voted against the ratification of the independent registered public accountants.

Item 5.  Other Information.  None

Item 6.  Exhibits.

Exhibit 11.  Computation of Earnings Per Share
➢	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 3 to the condensed consolidated financial statements in this report.

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

The Savannah Bancorp, Inc. (Registrant)

Date: 8/8/07	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 8/8/07	/s/ Robert B. Briscoe Robert B. Briscoe Chief Financial Officer (Principal Financial and Accounting Officer)