Form 10-Q
period 2007-09-30
SAVANNAH BANCORP INC
filed 2007-11-09
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
or

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
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2007
Common stock, $1.00 par value per share	5,916,797

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
September 30, 2007

Page

Cover Page	1

Form 10-Q Index	2

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2007 and 2006 and December 31, 2006	3

Consolidated Statements of Income
for the Three and Nine Months Ended September 30, 2007 and 2006	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Nine Months Ended September 30, 2007 and 2006	5

Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2007 and 2006	6

Condensed Notes to Consolidated Financial Statements	7-10

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	10-17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18-22

Item 4. Controls and Procedures	22

Part II – Other Information
Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	24

Part I – Financial Information
Item 1.  Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	September 30,	December 31,	September 30,
	2007	2006	2006
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 16,211	$ 18,540	$ 17,036
Federal funds sold	6,747	18,363	17,098
Interest-bearing deposits in banks	2,073	10,394	3,916
Cash and cash equivalents	25,031	47,297	38,050
Securities available for sale, at fair value (amortized
cost of $62,192, $54,163 and $51,684, respectively)	62,171	53,917	51,276
Loans held for sale	41	914	832
Loans, net of allowance for credit losses of $9,842,
$8,954 and $8,611, respectively	768,420	711,964	675,315
Premises and equipment, net	6,525	6,365	6,135
Other real estate owned	1,152	545	1,800
Bank-owned life insurance	5,926	5,760	5,710
Goodwill and other intangible assets, net	3,644	-	-
Other assets	16,286	16,752	14,628
Total assets	$ 889,196	$ 843,514	$ 793,746

Liabilities
Deposits:
Noninterest-bearing	$ 90,342	$ 101,156	$ 105,084
Interest-bearing demand	107,879	116,493	100,972
Savings	17,043	18,615	18,272
Money market	188,947	147,279	144,771
Time deposits	341,667	323,281	293,282
Total deposits	745,878	706,824	662,381
Short-term borrowings	48,453	40,687	37,229
Federal Home Loan Bank advances – long-term	3,058	13,309	13,392
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	6,333	5,810	6,065
Total liabilities	814,032	776,940	729,377

Shareholders' equity
Common stock, par value $1 per share: authorized
20,000,000 shares; issued 5,916,797,
5,781,381 and 4,617,022 shares, respectively	5,917	5,781	4,617
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Additional paid-in capital	38,260	35,747	36,659
Retained earnings	30,870	25,681	23,815
Treasury stock, 318, 318 and 255 shares, respectively	(4)	(4)	(4)
Accumulated other comprehensive income (loss), net	121	(631)	(718)
Total shareholders' equity	75,164	66,574	64,369
Total liabilities and shareholders' equity	$ 889,196	$ 843,514	$ 793,746

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$ 15,196	$ 13,209	$ 44,420	$ 37,478
Loans held for sale	15	64	84	506
Investment securities:
Taxable	717	502	1,901	1,397
Tax-exempt	21	27	72	97
Dividends	56	43	167	147
Deposits with banks	44	65	245	166
Federal funds sold	130	166	426	441
Total interest and dividend income	16,179	14,076	47,315	40,232
Interest expense
Deposits	6,963	5,251	19,534	13,588
Short-term borrowings	647	326	1,889	1,240
Federal Home Loan Bank advances	48	166	367	610
Subordinated debt	213	214	629	602
Total interest expense	7,871	5,957	22,419	16,040
Net interest income	8,308	8,119	24,896	24,192
Provision for credit losses	635	360	1,530	1,135
Net interest income after
provision for credit losses	7,673	7,759	23,366	23,057
Noninterest income
Service charges on deposit accounts	339	384	1,034	1,137
Mortgage related income, net	141	203	517	686
Trust and investment management fees	379	164	744	488
Other operating income	305	305	922	902
Total noninterest income	1,164	1,056	3,217	3,213
Noninterest expense
Salaries and employee benefits	2,919	2,717	8,721	8,193
Occupancy and equipment	796	755	2,336	2,152
Information technology	388	372	1,194	1,108
Other operating expense	1,073	1,101	3,099	3,363
Total noninterest expense	5,176	4,945	15,350	14,816
Income before income taxes	3,661	3,870	11,233	11,454
Income tax expense	1,280	1,280	3,950	3,975
Net income	$ 2,381	$ 2,590	$ 7,283	$ 7,479
Net income per share: (a)
Basic	$ 0.41	$ 0.45	$ 1.25	$ 1.30
Diluted	$ 0.40	$ 0.44	$ 1.23	$ 1.27
Dividends per share (a)	$ 0.12	$ 0.112	$ 0.36	$ 0.336
(a)  Per share amounts have been restated to reflect the effect of a 5-for-4 stock split in December 2006.

  The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2007 and 2006
($ in thousands, except share data)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Common shares issued
Shares, beginning of period	5,781,381	4,591,339
Common stock issued in new subsidiary	71,000	-
Exercise of options	64,416	25,683
Shares, end of period	5,916,797	4,617,022
Treasury shares owned
Shares, beginning of period	318	267
Shares issued from treasury shares	-	(12)
Shares, end of period	318	255
Common stock
Balance, beginning of period	$ 5,781	$ 4,591
Common stock issued	71	-
Exercise of options	65	26
Balance, end of period	5,917	4,617
Additional paid-in capital
Balance, beginning of period	35,747	36,257
Common stock issued, net of issuance costs	1,709	-
Stock-based compensation, net	121	95
Exercise of options	683	307
Balance, end of period	38,260	36,659
Retained earnings
Balance, beginning of period	25,681	18,272
Net income	7,283	7,479
Dividends	(2,094)	(1,936)
Balance, end of period	30,870	23,815
Treasury stock
Balance, beginning and end of period	(4)	(4)
Accumulated other comprehensive income (loss), net
Balance, beginning of period	(631)	(573)
Change in net unrealized gains/losses on securities
available for sale, net of tax	139	78
Net change in fair value of derivative
instruments, net of tax	613	(223)
Balance, end of period	121	(718)
Total shareholders' equity	$ 75,164	$ 64,369

Other comprehensive income, net
Net income	$ 7,283	$ 7,479
Change in net unrealized gains/losses on securities
available for sale, net of tax	139	78
Net change in fair value of derivative
instruments, net of tax	613	(223)
Other comprehensive income, net	$ 8,035	$ 7,334

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$ 7,283	$ 7,479
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for credit losses	1,530	1,135
Loans originated for sale	(21,997)	(28,689)
Proceeds from sale of loans originated for sale	22,986	38,571
Proceeds from sale of other real estate owned	192	-
Net (accretion) amortization of securities	(80)	30
Depreciation and amortization	752	672
Amortization of intangible assets	12	-
Stock-based compensation expense	123	231
Increase in deferred income taxes, net	(326)	(698)
Gain on sale of loans, net	(116)	(242)
Loss on sale of premises and equipment	-	44
Loss on sale of other real estate owned	6	-
Equity in net income of nonconsolidated subsidiary	(69)	(82)
Increase in CSV of bank-owned life insurance policies	(166)	(159)
Change in other assets and other liabilities, net	1,910	(3,269)
Net cash provided by operating activities	12,040	15,023
Investing activities
Activity in available for sale securities
Purchases	(22,660)	(13,350)
Maturities and calls	14,710	6,609
Loan originations and principal collections, net	(57,986)	(70,781)
Purchase of other real estate owned	(805)	(1,615)
Distribution from equity method investee	-	1,300
Investment in consolidated subsidiary	(1,875)	-
Additions to premises and equipment	(912)	(1,831)
Net cash used in investing activities	(69,528)	(79,668)
Financing activities
Net (decrease) increase in noninterest-bearing deposits	(10,814)	12,002
Net increase in interest-bearing deposits	49,868	49,869
Net increase in short-term borrowings	7,766	17,327
Net decrease in FHLB advances	(10,251)	(7,084)
Payment on note payable	-	(284)
Dividends paid	(2,094)	(1,936)
Exercise of options	747	333
Net cash provided by financing activities	35,222	70,227
(Decrease) increase in cash and cash equivalents	(22,266)	5,582
Cash and cash equivalents, beginning of period	47,297	32,468
Cash and cash equivalents, end of period	$ 25,031	$ 38,050

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2006.  Certain prior period balances and formats have been reclassified to conform to the current period presentation.

The September 30, 2007 financial statements include one month of operations of Minis & Co., Inc. (“Minis”), a registered investment advisor, whose net assets were acquired as of the close of business on August 31, 2007.

Note 2 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Savannah Bank, N.A., Bryan Bank & Trust and Harbourside (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances.  Cash reserves of $689,000 and $1,841,000 were required as of September 30, 2007 and December 31, 2006, respectively.  The Company pledged interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities sold under repurchase agreements.  Pledged cash balances were $500,000 and $7,500,000 at September 30, 2007 and December 31, 2006, respectively.

Note 3 - Acquisitions

The Company acquired all of the net assets of Minis as of August 31, 2007.  The net assets of Minis were incorporated into a new, wholly-owned subsidiary of the Company which will continue to operate under the name of Minis & Co., Inc.  The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of Minis’ operations have been included in the consolidated financial statements beginning September 1, 2007.  Minis is a registered investment advisor based in Savannah, Georgia, offering a full line of investment management services.  Minis’ assets under management at September 1, 2007 were approximately $500 million.

The aggregate purchase price was $3.80 million, consisting of 71,000 shares of the Company’s common stock valued at $1.78 million, $1.97 million in cash at closing, and $50,000 in direct acquisition costs, primarily consisting of external legal and accounting fees.  The value of the common shares issued was determined based on the average market price of the Company’s common stock on the day before and the day on which the terms of the acquisition were publicly announced.

The terms of the merger agreement provide for contingent earn-out consideration to the former Minis shareholders.  Such consideration will be based on actual revenue earned from existing customers at August 31, 2007 as compared to a target level of revenues through June 30, 2010.  Based on the assumptions at the time the merger agreement was executed, the Company expected that the aggregate contingent consideration would be approximately $2.2 million payable as near as practicable to the June 30, 2010 determination date.  However, Minis’ failure to generate revenue at the agreed upon targeted level or above will result in lower contingent consideration paid to the former Minis shareholders.

Note 3 - Acquisitions (continued)

The preliminary purchase price allocation relating to the Minis acquisition was as follows:

($ in thousands)	September 1, 2007
Assets acquired
Cash	$ 118
Accounts receivable	53
Premises and equipment	100
Prepaid expense	54
Intangible assets	1,400
Goodwill	2,246
Total assets acquired	3,971
Liabilities assumed
Unearned revenue	171
Total liabilities assumed	171
Net assets acquired	$ 3,800

The above amounts are based on the best information currently available.  Additional consulting services will be engaged to provide a fully documented basis for the valuation and other factors related to the customer list.  Of the $3.646 million of acquired intangible assets, $2.246 million was allocated to goodwill and $1.4 million to identifiable intangible assets (customer contracts).  The customer contracts have an estimated weighted-average useful life of 10 years.  The goodwill and the customer contracts intangible assets will be deductible for tax purposes over a 15-year period.  Any additional earn-out consideration to be paid will be accounted for as additional purchase price under the terms of the agreement and will be added to goodwill when determined to be payable.

Russell W. Carpenter, a shareholder of Minis who owned 40 percent of its shares, has served as a director of the Company since 1989 and expects to continue in such role until April 2010.

Note 4 - Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2007	2006	2007	2006
Average number of common shares outstanding - basic	5,862	5,761	5,823	5,760
Effect of dilutive options	66	125	82	129
Average number of common shares outstanding - diluted	5,928	5,886	5,905	5,889

All share amounts have been restated to reflect the effect of a 5-for-4 stock split in December 2006.

Note 5 - Accounting for Stock-Based Compensation

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

In 2005, the Company adopted the 2005 Omnibus Stock Ownership and Long-Term Incentive Plan (“2005 Omnibus Plan”).  The total number of options or awards available for issuance at September 30, 2007 under the 2005 Omnibus Plan was 162,365 shares of common stock.  Options granted under both plans have a term of ten years and generally become fully vested by the end of the fifth year.

The following table summarizes compensation costs related to the Company’s stock-based compensation plans for the three months and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2007	2006	2007	2006
Salaries and employee benefits	$ 28	$ 39	$ 66	$ 147
Directors' stock-based compensation	33	59	57	84
Pre-tax stock-based compensation expense	61	98	123	231
Income tax benefit	(11)	(64)	(2)	(86)
Total stock-based compensation expense, net of tax	$ 50	$ 34	$ 121	$ 145

The Company recognizes stock-based compensation expense using the graded vesting attribution method. The remaining unrecognized compensation cost, net of tax, related to unvested awards at September 30, 2007 is approximately $616,000 and the weighted-average period of time over which this cost will be recognized is 2.4 years.  This amount does not include the cost of any additional options that may be granted in future periods nor any reduction in cost for potential forfeitures.

Note 6 - Recent Accounting Pronouncements

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

Note 6 - Recent Accounting Pronouncements (continued)

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

Overview

For a comprehensive presentation of the Company’s financial condition at September 30, 2007 and 2006 and results of operations for the three and nine month periods ended September 30, 2007 and 2006, the following analysis should be reviewed with other information including the Company’s December 31, 2006 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
Third Quarter Financial Highlights
September 30, 2007 and 2006
($ in thousands, except share data)
(Unaudited)

Balance Sheet Data at September 30	2007	2006	% Change
Total assets	$ 889,196	$ 793,746	12
Interest-earning assets	844,287	756,084	12
Loans	778,262	683,926	14
Allowance for credit losses	9,842	8,611	14
Nonaccruing loans	5,028	1,371	267
Loans past due 90 days – accruing	1,728	466	271
Other real estate owned	1,152	1,800	(36)
Deposits	745,878	662,381	13
Interest-bearing liabilities	717,357	618,228	16
Shareholders' equity	75,164	64,369	17
Allowance for credit losses to total loans	1.26%	1.26%	-
Nonperforming assets to total loans and OREO	1.02%	0.53%	93
Loan to deposit ratio	104.34%	103.25%	1.1
Equity to assets	8.45%	8.11%	4.2
Tier 1 capital to risk-weighted assets	11.04%	11.30%	(2.3)
Total capital to risk-weighted assets	12.29%	12.55%	(2.1)
Book value per share (a)	$ 12.70	$ 11.15	14
Outstanding shares (a)	5,917	5,771	2.5
Market value per share (a)	$ 24.69	$ 26.64	(7.3)

Performance Ratios for the Third Quarter

Net income	$ 2,381	$ 2,590	(8.1)
Return on average assets	1.08%	1.34%	(19)
Return on average equity	13.04%	16.46%	(21)
Net interest margin	3.95%	4.42%	(11)
Efficiency ratio	54.65%	53.90%	1.4
Per share data: (a)
Net income – basic	$ 0.41	$ 0.45	(8.9)
Net income – diluted	$ 0.40	$ 0.44	(9.1)
Dividends	$ 0.120	$ 0.112	7.1
Average shares: (a)
Basic	5,862	5,761	1.8
Diluted	5,928	5,886	0.7

Performance Ratios for the First Nine Months

Net income	$ 7,283	$ 7,479	(2.6)
Return on average assets	1.14%	1.32%	(14)
Return on average equity	13.94%	16.51%	(16)
Net interest margin	4.08%	4.50%	(9.3)
Efficiency ratio	54.60%	54.06%	1.0
Per share data: (a)
Net income - basic	$ 1.25	$ 1.30	(3.8)
Net income - diluted	$ 1.23	$ 1.27	(3.1)
Dividends	$ 0.360	$ 0.336	7.1
Average shares: (a)
Basic	5,823	5,760	1.1
Diluted	5,905	5,889	0.3

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
Critical Accounting Estimate
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the nine month period ended September 30, 2007 compared with the same period in 2006.  Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company."  The Savannah Bank, N.A. is referred to as "Savannah," Bryan Bank & Trust is referred to as “Bryan” and Harbourside Community Bank is referred to as “Harbourside”.  Harbourside opened and began offering full service banking activities on March 1, 2006.  Minis & Co., Inc. is referred to as “Minis.”  The operations of Minis, a registered investment advisor and wholly-owned subsidiary are included beginning September 1, 2007.  Collectively, Savannah, Bryan and Harbourside are referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, GA and, as of September 30, 2007, had eight banking offices and nine ATMs in Savannah, Chatham County and Richmond Hill, GA and Hilton Head Island, SC.  The Company also has mortgage lending offices in Savannah, Richmond Hill and Hilton Head Island and an investment management office in Savannah.

Savannah and Bryan are in the relatively diverse, stable and growing Savannah Metropolitan Statistical Area.  The diversity of major employers includes manufacturing, port related transportation, construction, military, healthcare, tourism, education, warehousing and the supporting services and products for each of these major employers.  The real estate market is experiencing moderate government and commercial growth and slower residential growth. Because of coastal Georgia’s and South Carolina’s reputation as a desired place to live the residential slow down is not nearly as pronounced as other areas of the Southeastern United States.

Harbourside specifically targets real estate lending and related full service banking opportunities in the coastal South Carolina market.  During 2006 the business strategy changed resulting in a significant reduction in the sale of loans on a servicing retained basis.

The primary risks to the Company include those disclosed in Item 1A in the Company’s Annual Report on Form 10-K for December 31, 2006.  See also the additional risk factors in Item 1A of this quarterly filing.

Enhanced growth in loans, deposits, product lines and service quality in existing markets and quality expansion into new markets are the primary strategic objectives of the Company.

Critical Accounting Estimate – Allowance for Credit Losses

The Company considers its policies regarding the allowance for credit losses to be its most critical accounting estimate due to the significant degree of management judgment involved.  The allowance for credit losses is established through charges in the form of a provision for credit losses based on management's continuous evaluation of the loan portfolio.  Credit losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb credit losses inherent in the loan portfolio at September 30, 2007.  The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations and concentrations of credit.  Other factors affecting the allowance are market interest rates, average loan size, portfolio maturity and composition, collateral values and general economic conditions.  Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the allowance amount.

No assurance can be given that the Company will not sustain credit losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for credit losses by future charges or credits to earnings.  The allowance for credit losses is also subject to review by various regulatory agencies through their periodic examinations of the Subsidiary Banks.  Such examinations could result in required changes to the allowance for credit losses.  No adjustment in the allowance or significant adjustments to Savannah, Bryan or Harbourside’s internally classified loans were made as a result of their most recent examinations performed by the Office of the Comptroller of the Currency (“OCC”) as of December 31, 2006, the FDIC as of September 30, 2006 or the Office of Thrift Supervision (“OTS”) as of December 31, 2006.

The allowance for credit losses totaled $9,842,000, or 1.26 percent of total loans, at September 30, 2007.  This is compared to an allowance of $8,954,000, or 1.24 percent of total loans, at December 31, 2006.  For the nine months ended September 30, 2007, the Company reported net charge-offs of $642,000 compared to net charge-offs of $337,000 for the same period in 2006.  During the first nine months of 2007 and 2006, a provision for credit losses of $1,530,000 and $1,135,000, respectively, was added to the allowance for credit losses.  Growth in the loan portfolio, credit losses and a weaker residential real estate market, including a decrease in real estate sales and construction activity, declining real estate values and tighter credit markets provide the primary basis for the higher provision for credit losses.

If the allowance for credit losses had changed by five percent, the effect on net income would have been approximately $305,000.  If the allowance had to be increased by this amount, it would not have changed the Subsidiary Banks’ status as well-capitalized financial institutions.

The Company's nonperforming assets consist of loans on nonaccrual status, loans which are contractually past due 90 days or more on which interest is still being accrued and other real estate owned (“OREO”).  At September 30, 2007, nonperforming assets totaled $7,908,000, or 1.02 percent of gross loans and OREO and consisted of nonaccrual loans of $5,028,000, loans past due 90 days or more of $1,728,000 and OREO of $1,152,000.  This compared to nonperforming assets of $2,776,000, or 0.39 percent of gross loans and OREO, at December 31, 2006.  Generally, loans are placed on nonaccrual status when the collection in full of the principal or interest becomes doubtful.  Nonperforming assets included $1,152,000 and $545,000 of OREO at September 30, 2007 and December 31, 2006.

Impaired loans under Statement of Financial Accounting Standards No. 114 were all on nonaccrual status and totaled $5,028,000 and $825,000 at September 30, 2007 and December 31, 2006, respectively.

Results of Operations

Third Quarter, 2007 Compared to the Third Quarter, 2006

Net income for the third quarter 2007 was $2,381,000, down from $2,590,000 in the third quarter 2006, a decrease of 8.1 percent.  Net income per diluted share was 40 cents in the third quarter 2007 compared to 44 cents per share in the third quarter 2006, a decrease of 9.1 percent. The decline in third quarter earnings results primarily from a higher provision for credit losses and a lower net interest margin due in part to higher deposit costs and higher nonaccrual loan balances. Return on average equity was 13.04 percent, return on average assets was 1.08 percent and the efficiency ratio was 54.65 percent in the third quarter 2007.  Prior period per share amounts have been restated to reflect the effect of a 5-for-4 stock split in December 2006.

Third quarter average interest-earning assets increased 14 percent to $838 million in 2007 from $732 million in 2006.  Third quarter net interest income was $8,308,000 in 2007 compared to $8,119,000 in 2006, an increase of $189,000 or 2.3 percent.  Third quarter average loans were $760 million in 2007, 15 percent higher when compared to $661 million in 2006.  Third quarter net interest margin decreased to 3.95 percent in 2007 from 4.42 percent in the same period in 2006.  The prime rate increased from 7.50 percent to 8.25 percent during the 5-month period ended May 31, 2006 and remained at 8.25 percent until September 18, 2007, when it declined to 7.75 percent.  As shown in Table 2, the decline in net interest margin was primarily due to the rise in deposit and other borrowing costs over the prior 12 months and changes in the deposit mix.  While the yield on interest-earning assets increased slightly, it was more than offset by increasing costs of interest-bearing liabilities.  As shown in Table 1, the Company’s balance sheet is asset-sensitive since the interest-earning assets reprice faster than interest-bearing liabilities.  However, when interest rates cease increasing, time deposit, non-maturity deposits and other funding interest rates may increase at a faster pace and for a longer period of time than earning assets.  Deposit pricing in the Savannah and Bryan markets has also been impacted by new entrants into the market paying special deposit rates that are significantly higher than market deposit rates.  Additionally, as a new entrant in its market Harbourside has incurred higher than market deposit rates.

Third quarter provision for credit losses was $635,000 for 2007, compared to $360,000 for the comparable period in 2006.  Third quarter net charge-offs were $310,000 for 2007 compared to $340,000 in the third quarter 2006. Third quarter loan growth was $25.9 million in 2007, primarily in real estate-secured loans, compared to $26.8 million in loan growth in the third quarter 2006.  The higher provision for credit losses in the third quarter 2007 as compared to the same period in 2006 is principally attributable to higher nonperforming loans resulting primarily from a weaker overall real estate market.

Noninterest income was $1,164,000 in the third quarter 2007 compared to $1,056,000 in the third quarter 2006, an increase of $108,000 or 10 percent as a result of $215,000 in higher trust and investment management fees partially offset by lower mortgage related income and service charges on deposit accounts. Third quarter noninterest income included mortgage banking related income, net of direct origination costs, of $141,000 in 2007 compared to $203,000 in 2006, a decrease of $62,000 or 31 percent.  The mortgage related income was affected by a significant slow down in the residential real estate market which negatively impacted mortgage origination volumes.

Noninterest expense increased $231,000 or 4.7 percent in the third quarter 2007 compared to the third quarter 2006.  Higher personnel, occupancy, equipment and information technology costs were partially offset by lower other operating expenses.  Third quarter salaries and employee benefits increased $202,000, or 7.4 percent, which included additional senior management hires and one month of salaries and benefits from the Minis acquisition.  Third quarter occupancy, equipment and information technology expenses increased approximately $57,000, or 5.1 percent, primarily due to a new banking office opened in September 2006, additional space for holding company personnel, upgraded item processing software and hardware and increased transaction volume. Other operating expense decreased by $28,000 or 2.5 percent.

The third quarter income tax expense was $1,280,000 in 2007 and 2006.  The combined effective federal and state tax rates were 35.0 percent and 33.1 percent in the third quarter of 2007 and 2006, respectively.  The third quarter 2006 provision included tax benefits related to the exercise and sale of incentive stock options which lowered the effective tax rate.  The Company has never recorded a valuation allowance against deferred tax assets.  All deferred tax assets are considered to be realizable due to expected future taxable income.

First Nine Months, 2007 Compared to the First Nine Months, 2006

Net income in the first nine months 2007 was $7,283,000, down slightly from $7,479,000 in the first nine months 2006.  Net income per diluted share was $1.23 and $1.27 in the first nine months 2007 and 2006, respectively.  Higher interest income resulting from solid growth in interest-earning assets was offset by higher interest expense on interest-bearing liabilities and a higher provision for credit losses.  Return on average equity was 13.94 percent, return on average assets was 1.14 percent and the efficiency ratio was 54.60 percent in the first nine months 2007.  Prior period per share amounts have been restated to reflect the effect of a 5-for-4 stock split in December 2006.

Average interest-earning assets for the first nine months increased 14 percent to $820 million in 2007 from $722 million in 2006.  First nine months net interest income was $24,896,000 in 2007 compared to $24,192,000 in 2006, an increase of $704,000 or 2.9 percent.  Average loans were $743 million for the first nine months of 2007, 15 percent higher when compared to $646 million in 2006.  The net interest margin decreased to 4.08 percent in the first half of 2007 from 4.50 percent in the same period in 2006.  As shown in Table 3, the decline in net interest margin was primarily due to the rise in deposit and other borrowing costs over the prior 12 months and changes in the deposit mix.  The increase in the yield on interest-earning assets was more than offset by increasing costs of interest-bearing liabilities.  As shown in Table 1, the Company’s balance sheet is asset-sensitive since the interest-earning assets reprice faster than interest-bearing liabilities.  However, when interest rates cease increasing, time deposit, non-maturity deposits and other funding interest rates may increase at a faster pace and for a longer period of time than earning assets.

First nine months provision for credit losses was $1,530,000 for 2007, compared to $1,135,000 for 2006.  Changes in the provision are impacted as discussed under the "Allowance for Credit Losses" section above.  Loan growth for the first nine months was $58.0 million in 2007, primarily in real estate-secured loans, compared to $70.6 million in 2006.  The higher provision for credit losses in the first nine months of 2007 as compared to the same period in 2006 is principally attributable to increased net charge-offs and higher nonperforming loans resulting from a weaker overall real estate market.

Noninterest income was $3,217,000 in the first nine months 2007 compared to $3,213,000 in the first nine months 2006, an increase of $4,000.  Trust and investment management fees were $256,000 higher, but were offset by lower mortgage related income and service charges on deposit accounts.  Mortgage banking related income, net of direct origination costs, was $517,000 for the first nine months in 2007 compared to $686,000 for the same period in 2006, a decrease of $169,000 or 25 percent.  The mortgage related income was impacted negatively by lower mortgage origination volumes resulting from the factors discussed above.

Noninterest expense was $15,350,000 in the first nine months of 2007 compared to $14,816,000 in 2006, an increase of $534,000, or 3.6 percent.  Salaries and employee benefits increased $528,000 or 6.4 percent.  Occupancy, equipment and information technology expenses increased approximately $270,000, or 8.3 percent, primarily due to a new banking office opened in September 2006, additional space for holding company personnel, upgraded item processing software and hardware and increased transaction volume.  Other operating expense decreased $264,000, or 7.9 percent, primarily due to nonrecurring pre-opening expenses related to the opening of Harbourside in the first nine months of 2006 and nonrecurring first-year Sarbanes-Oxley costs incurred in the first quarter 2006.

The first nine months income tax expense was $3,950,000 in 2007 and $3,975,000 in 2006.  The combined effective federal and state tax rates were 35.2 percent and 34.7 percent in the first nine months of 2007 and 2006, respectively.  The increase was primarily due to lower tax-exempt income for state tax purposes in 2007 and tax benefits related to the exercise and sale of incentive stock options in 2006.  The Company has never recorded a valuation allowance against deferred tax assets.  All deferred tax assets are considered to be realizable due to expected future taxable income.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  The $58 million increase in loans in the first nine months of 2007 was funded by approximately $39 million in net deposit growth and the remainder by a reduction of cash equivalents.

Average total assets increased 13 percent to $855 million in the first nine months of 2007 from $757 million in the same period in 2006.  Total assets were $889 million and $794 million at September 30, 2007 and 2006, respectively, an increase of 12 percent.

The Company has classified all investment securities as available for sale.  The unrealized gain/loss on investment securities and the net change in the fair value of derivative instruments are included in shareholders’ equity at September 30, 2007 and 2006 as accumulated other comprehensive income (loss), net of tax.

Brokered time deposits and institutional money market accounts totaled $116 million at September 30, 2007 compared to $111 million at December 31, 2006.

Loans

The following table shows the composition of the loan portfolio as of September 30, 2007 and December 31, 2006, including a more detailed breakdown of real estate-secured loans by collateral type and purpose.  Certain amounts from prior periods have been reclassified to conform to the current presentation.

($ in thousands)	9/30/07	% of Total	12/31/06	% of Total	% Dollar Change
Non-residential real estate
Owner-occupied	$ 114,533	15	$ 90,848	13	26
Non owner-occupied	100,437	13	98,032	14	2
Construction	29,052	4	22,128	3	31
Commercial land and lot development	36,202	5	35,610	5	2
Total non-residential real estate	280,224	37	246,618	35	14
Residential real estate
Owner-occupied – 1-4 family	81,784	10	87,965	12	(7)
Non owner-occupied – 1-4 family	114,208	15	(a) 101,397	14	13
Construction	61,320	8	(a) 77,412	11	(21)
Residential land and lot development	111,745	14	93,060	12	20
Home equity lines	40,881	5	40,794	6	0
Total residential real estate	409,938	52	400,628	55	2
Total real estate loans	690,162	89	647,246	90	7
Commercial	70,167	9	57,737	8	22
Consumer	18,450	2	16,628	2	11
Unearned fees, net	(517)	-	(693)	-	(25)
Total loans, net of unearned fees	$ 778,262	100	$ 720,918	100	8

(a) Includes a reclassification of $33 million of completed residential construction loans from the construction category to the non owner-occupied 1-4 family category to conform to the September 30, 2007 presentation as required by regulatory guidelines.

During the first nine months of 2007, residential real estate loans grew two percent and non-residential real estate loans increased 14 percent.  During 2006, the Company decided to de-emphasize residential construction loan growth as evidenced by the decline in the construction loan portfolio during 2007.

Commercial and residential land and lot development portfolios generally represent loans to experienced real estate developers and financially strong, long-term real estate investors who have the financial strength to service the debt during the slower real estate markets.  The residential lot loans include some high value lots in the Hilton Head/Bluffton, SC market where values have declined in certain developments.  There does not appear to be any significant loss exposure to any one borrower or development in this market.

Capital Resources

The banking regulatory agencies have adopted capital requirements that specify the minimum level for which no prompt corrective action is required.  In addition, the FDIC assesses FDIC insurance premiums based on certain “well-capitalized” risk-based and equity capital ratios.  As of September 30, 2007, the Company and the Subsidiary Banks exceeded the minimum requirements necessary to be classified as “well-capitalized.”

Total tangible equity capital for the Company was $75.1 million, or 8.45 percent of total assets at September 30, 2007.  The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

						Well-
($ in thousands)	Company	Savannah	Bryan	Harbourside	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 81,399	$ 50,740	$ 18,339	$ 7,992	-	-
Total Capital	90,639	56,909	20,596	8,750	-	-

Leverage Ratios
Tier 1 capital to average assets	9.30%	8.56%	9.06%	10.67%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk- weighted assets	11.02%	10.29%	10.16%	13.19%	4.00%	6.00%
Total capital to risk- weighted assets	12.27%	11.55%	11.41%	14.44%	8.00%	10.00%

Tier 1 and total capital at the Company level includes $10 million of subordinated debt issued to the Company’s nonconsolidated subsidiaries.  Total capital also includes the allowance for credit losses up to 1.25 percent of risk-weighted assets.

The capital ratios are significantly above the well-capitalized threshold.  The Company currently has access to approximately $13 million of trust preferred borrowings and to the capital markets, if needed, to maintain the well-capitalized status of the Subsidiary Banks.  However, due to the recent events in the capital markets, the cost of trust preferred borrowings has increased from three-month LIBOR plus 150 basis points to the same index plus 250 to 300 basis points.

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

During the first nine months of 2007, portfolio loans increased $58 million to $778 million and deposits increased $39 million to $746 million.  The loan to deposit ratio was 104 percent at September 30, 2007.  In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the FHLB, temporary federal funds purchased lines with correspondent banks and non-local institutional and brokered deposits.  Contingency funding and liquidity sources include the ability to sell loans, or participations in certain loans, to investors and borrowings from the Federal Reserve Bank of Atlanta (“FRB”) discount window.

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB.  Under these agreements, Savannah and Bryan have credit lines up to 80 percent of the FHLB qualifying collateral value of their 1-4 family first mortgage loans plus up to 50 percent of the FHLB qualifying collateral value of their home equity lines of credit and second mortgage residential loans.  Total borrowings are limited to 20 percent and 16 percent of assets of Savannah and Bryan, respectively.  Harbourside has an approved borrowing capacity of $2.2 million at September 30, 2007.  In aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $128 million of which $30 million was advanced at September 30, 2007.  These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks.  The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide up to $20 million of funding needs for 30-60 days.  Savannah and Bryan have been approved to access the FRB discount window to borrow on a secured basis at 100 basis points over the Federal Funds Target Rate.  The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested.

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

The Company’s cash flow, maturity and repricing gap at September 30, 2007 was $61 million at one year, or 7.2 percent of total interest-earning assets.  At December 31, 2006 the gap at one year was $81 million, or 10 percent of total interest-earning assets.  Interest-earning assets with maturities over five years totaled approximately $43.6 million, or 5.2 percent of total interest-earning assets.  See Table 1 for cash flow, maturity and repricing gap.  The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income.  However, interest-earning assets with maturities and/or repricing dates over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

The Company is asset-sensitive within one year.  However, increased funding costs in the first nine months of 2007 more than offset the increases in interest-earning assets resulting in net interest margin compression in the first nine months of 2007 as compared to the first nine months of 2006.

Since June 2005, the Company has implemented various strategies to reduce the Company’s asset-sensitive position, primarily through the increased use of fixed rate loans, short maturity funding sources and hedging strategies such as interest rate floors, collars and swaps.  These actions have reduced the Company’s exposure to falling interest rates.

Management monitors interest rate risk quarterly using rate-sensitivity forecasting models and other balance sheet analytical reports.  If and when projected interest rate risk exposures are outside of policy tolerances or desired positions, specific strategies to return interest rate risk exposures to desired levels are developed by management, approved by the Asset-Liability Committee and reported to the Board of Directors.

Table 1 – Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of September 30, 2007:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	years	years	years	Total
Interest-earning assets
Investment securities	$ -	$ 8,458	$ 7,590	$ 21,477	$ 9,495	$ 15,172	$ 62,192
Interest-bearing deposits	1,089	984	-	-	-	-	2,073
Federal funds sold	6,747	-	-	-	-	-	6,747
Loans held for sale	-	41	-	-	-	-	41
Loans - fixed rates	-	41,704	131,831	168,832	33,675	27,534	403,576
Loans - variable rates	-	343,887	19,441	2,825	2,593	912	369,658
Total interest-earnings assets	7,836	395,074	158,862	193,134	45,763	43,618	844,287
Interest-bearing liabilities
NOW and savings	-	6,245	12,492	31,231	37,477	37,477	124,922
Money market accounts	-	68,012	49,797	28,455	42,683	-	188,947
Time deposits	-	101,493	203,025	28,458	8,509	182	341,667
Short-term borrowings	16,597	31,856	-	-	-	-	48,453
FHLB advances - long-term	-	85	1,217	1,597	11	148	3,058
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	16,597	218,001	266,531	89,741	88,680	37,807	717,357
Gap-Excess assets (liabilities)	(8,761)	177,073	(107,669)	103,393	(42,917)	5,811	126,930
Gap-Cumulative	$ (8,761)	$ 168,312	$ 60,643	$ 164,036	$ 121,119	$ 126,930	$ 126,930
Cumulative sensitivity ratio *	.47	1.72	1.12	1.28	1.18	1.18	1.18

*   Cumulative interest-earning assets / cumulative interest-bearing liabilities

Table 2 – Average Balance Sheet and Rate/Volume Analysis – Third Quarter, 2007 and 2006

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned on assets and the interest paid on liabilities during the third quarter of 2007 and 2006.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
9/30/07	9/30/06	9/30/07	9/30/06		9/30/07	9/30/06	Ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 3,370	$ 5,035	5.18	5.12	Interest-bearing deposits	$ 44	$ 65	($21)	$ 1	($22)
60,393	49,344	5.13	4.45	Investments - taxable	781	554	227	85	142
2,320	2,110	6.16	7.71	Investments - non-taxable	36	41	(5)	(8)	3
10,183	11,584	5.06	5.69	Federal funds sold	130	166	(36)	(18)	(18)
825	3,267	7.21	7.77	Loans held for sale	15	64	(49)	(5)	(44)
760,495	661,065	7.94	7.94	Loans (c)	15,212	13,225	1,987	-	1,987
837,586	732,405	7.68	7.65	Total interest-earning assets	16,218	14,115	2,103	55	2,048
37,946	35,244			Noninterest-earning assets
$875,532	$767,649			Total assets

				Liabilities and equity
				Deposits
$ 114,157	$ 95,279	2.04	1.42	NOW accounts	586	341	245	149	96
17,722	18,309	0.99	1.00	Savings accounts	44	46	(2)	-	(2)
175,681	140,731	4.44	4.08	Money market accounts	1,964	1,446	518	128	390
135,026	110,104	5.38	4.86	CDs, $100M or more	1,831	1,350	481	144	337
76,391	76,269	4.97	4.16	CDs, broker	956	799	157	156	1
123,740	110,752	5.07	4.55	Other time deposits	1,582	1,269	313	145	168
642,717	551,444	4.30	3.78	Total interest-bearing deposits	6,963	5,251	1,712	723	989
3,108	13,482	6.13	4.88	FHLB advances – long-term	48	166	(118)	42	(160)
50,760	26,123	5.06	4.95	Short-term borrowings	647	326	321	7	314
10,310	10,310	8.20	8.23	Subordinated debt	213	214	(1)	(1)	-
				Total interest-bearing
706,895	601,359	4.42	3.93	liabilities	7,871	5,957	1,914	743	1,171
88,654	96,497			Noninterest-bearing deposits
7,547	7,358			Other liabilities
72,436	62,435			Shareholders' equity
$875,532	$767,649			Liabilities and equity
		3.26	3.72	Interest rate spread
		3.95	4.42	Net interest margin
				Net interest income	$8,347	$8,158	$189	($ 688)	$877
$130,691	$131,046			Net earning assets
$731,371	$647,941			Average deposits
		3.78	3.22	Average cost of deposits
104%	102%			Average loan to deposit ratio

(a)  This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $39 in the third quarter 2007 and 2006.
(c) Average nonaccruing loans have been excluded from total average loans and included in noninterest-earning assets.

Table 3– Average Balance Sheet and Rate/Volume Analysis – First Nine Months 2007 and 2006

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned on assets and the interest paid on liabilities during the first nine months of 2007 and 2006.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
YTD	YTD	YTD	YTD		YTD	YTD	Vari-
9/30/07	9/30/06	9/30/07	9/30/06		9/30/07	9/30/06	Ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 6,246	$ 4,652	5.24	4.77	Interest-bearing deposits	$ 245	$ 166	$ 79	$ 16	$ 63
56,146	47,540	4.99	4.42	Investments - taxable	2,095	1,571	524	203	321
2,107	2,513	7.23	7.45	Investments - non-taxable	114	140	(26)	(4)	(22)
10,928	11,710	5.21	5.02	Federal funds sold	426	440	(14)	17	(31)
1,510	9,742	7.44	6.94	Loans held for sale	84	506	(422)	36	(458)
742,703	645,598	8.01	7.77	Loans (c)	44,468	37,527	6,941	1,159	5,782
819,640	721,755	7.74	7.47	Total interest-earning assets	47,432	40,350	7,082	1,458	5,624
35,696	34,827			Noninterest-earning assets
$855,336	$756,582			Total assets

				Liabilities and equity
				Deposits
$ 114,477	$ 91,856	2.05	1.20	NOW accounts	1,752	824	928	584	344
18,301	19,356	1.00	0.99	Savings accounts	137	144	(7)	1	(8)
162,753	132,957	4.37	3.59	Money market accounts	5,324	3,568	1,756	776	980
125,933	102,138	5.35	4.53	CDs, $100M or more	5,038	3,464	1,574	626	948
74,866	81,930	4.83	3.77	CDs, broker	2,706	2,311	395	650	(255)
121,651	103,322	5.03	4.24	Other time deposits	4,577	3,277	1,300	611	689
617,981	531,559	4.23	3.42	Total interest-bearing deposits	19,534	13,588	5,946	3,220	2,726
9,454	16,584	5.19	4.92	FHLB advances – long-term	367	610	(243)	33	(276)
49,416	33,863	5.11	4.89	Short-term borrowings	1,889	1,239	650	56	594
10,310	10,310	8.16	7.81	Subordinated debt	629	602	27	27	-
				Total interest-bearing
687,161	592,316	4.36	3.62	liabilities	22,419	16,039	6,380	3,278	3,102
91,527	96,201			Noninterest-bearing deposits
6,792	7,490			Other liabilities
69,856	60,575			Shareholders' equity
$855,336	$756,582			Liabilities and equity
		3.38	3.85	Interest rate spread
		4.08	4.50	Net interest margin
				Net interest income	$25,013	$24,311	$702	($1,820)	$2,522
$132,479	$129,439			Net earning assets
$709,508	$627,760			Average deposits
		3.68	2.89	Average cost of deposits
105%	103%			Average loan to deposit ratio

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $117 and $119 in the first nine months 2007 and 2006, respectively.
(c) Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Table 4 - Off-Balance Sheet Arrangements

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business.  At September 30, 2007, the Company had unfunded commitments to extend credit of $145.9 million and outstanding stand-by letters of credit of $8.8 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

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

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances – long-term	$ 3,058	$ 1,297	$ 1,586	$ -	$ 175
Subordinated debt	10,310	-	-	-	10,310
Operating leases - buildings	12,333	1,085	1,634	1,365	8,249
Information technology contracts	1,620	360	720	540	-
Total	$ 27,321	$ 2,742	$ 3,940	$ 1,905	$ 18,734

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

Changes in Internal Control over Financial Reporting - No change in our internal control over financial reporting occurred during the third fiscal quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings.

Management is not aware of any significant pending legal proceedings.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Part I of the 2006 Form 10-K, which could materially affect our business, financial condition and/or operating results.  The only material change from those risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of the 2006 Form 10-K was related to the acquisition of Minis:

The loss of significant revenues in Minis could result in lower operating earnings as well as significant non-cash charges to earnings related to the impairment of goodwill and accelerated amortization of the client list intangible asset.

Asset management fee revenues are impacted by the total of the investments under management.  The assets under management are impacted by stock values, bond values, interest rates and the gain or loss of accounts due primarily to investment performance.  Minis’ selling shareholders have significant earn-out incentives to maintain and increase revenues through June 2010.  However, events and decisions beyond their control can negatively impact assets under management and the related revenues from such assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  None

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.  None

Item 6.  Exhibits.

Exhibit 11   Computation of Earnings Per Share
➢	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 4 to the condensed consolidated financial statements in this report.

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

The Savannah Bancorp, Inc. (Registrant)

Date: 11/9/07	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 11/9/07	/s/ Robert B. Briscoe Robert B. Briscoe Chief Financial Officer (Principal Financial and Accounting Officer)