Form 10-K
period 2007-12-31
SAVANNAH BANCORP INC
filed 2008-03-14
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting and non-voting common equity at June 30, 2007 held by non-affiliates, based on the price of the last trade of $25.10 per share times 4,638,024 non-affiliated shares, was $116,414,402.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
As of February 29, 2008, the registrant had outstanding 5,929,440 shares of common stock.

Portions of the 2007 Annual Report to Shareholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated March 24, 2008 are incorporated in Part III of this report.

REGISTRANT'S DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated by Reference	Part Number and Item Number of Form 10-K Into Which Incorporated

Pages F-28 and F-29 of Registrant's 2007 Annual Report to Shareholders	Part II, Item 5, Market for Registrant's Common Equity and Related Shareholder Matters

Pages F-26-28, F-36, F-40-42 of Registrant's 2007 Annual Report to Shareholders	Part II, Item 6, Selected Financial Data

Pages F-26 through F-42 of Registrant's 2007 Annual Report to Shareholders	Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages F-37, F-38 and F-40 of Registrant's 2007 Annual Report to Shareholders	Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk

Pages F-4 through F-25 of Registrant's 2007 Annual Report to Shareholders	Part II, Item 8, Financial Statements and Supplementary Data

Pages 4 through 15 of Registrant's Proxy Statement in connection with its Annual Shareholders' Meeting to be held April 24, 2008 (“2008 Proxy Statement”)	Part III, Item 10, Directors and Executive Officers

Page 12 and pages 15 through 21 of Registrant's 2008 Proxy Statement	Part III, Item 11, Executive Compensation

Pages 4 through 8 and page 21 of Registrant's 2008 Proxy Statement	Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Page 22 of Registrant's 2008 Proxy Statement	Part III, Item 13, Certain Relationships and Related Transactions

Pages 22 and 23 of Registrant’s 2008 Proxy Statement	Part III, Item 14, Principal Accountant Fees and Services

Pages F-2 through F-25 of Registrant's 2007 Annual Report to Shareholders	Part IV, Item 15, Exhibits and Financial Statement Schedules

THE SAVANNAH BANCORP, INC.
2007 ANNUAL REPORT ON FORM 10-K

SAVB 2007 Form 10-K

PART I

The Savannah Bancorp, Inc. (the “Company”) may, from time to time, make written or oral forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including statements contained in the Company’s filings with the United States Securities and Exchange Commission (“SEC” or “Commission”) (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to shareholders and in other communications by the Company.  These forward-looking statements may include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and which may change based on various factors, many of which are beyond our control.  The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause our financial performance to differ materially from what is contemplated in those forward-looking statements:

➢	The strength of the United States economy in general and the strength of the local economies in which the Company conducts operations;
➢	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
➢	Inflation, interest rate, market and monetary fluctuations;
➢
Adverse conditions in the stock market and other capital markets and the impact of those conditions on our capital markets and capital management activities, including our investment and wealth management advisory businesses;

➢	Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which the Company is perceived in such markets;
➢	The effects of harsh weather conditions, including hurricanes;
➢	Changes in United States foreign or military policy;
➢	The timely development of competitive new products and services by the Company and the acceptance of those products and services by new existing customers;
➢	The willingness of customers to accept third-party products marketed by us;
➢	The willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
➢	The impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);
➢	Technological changes;
➢	Changes in consumer spending and saving habits;
➢
The effect of corporate restructuring, acquisitions or dispositions, including the actual restructuring and other related charges and the failure to achieve the expected gains, revenue growth or expense savings from such corporate restructuring, acquisitions or dispositions;

➢	The growth and profitability of our noninterest or fee income being less than expected;
➢	Unanticipated regulatory or judicial proceedings;
➢	The impact of changes in accounting policies by the SEC or the Financial Accounting Standards Board;
➢	The limited trading activity of our common stock;
➢	The effects of our lack of a diversified loan portfolio, including the risks of geographic concentrations;
➢	Adverse changes in the financial performance and/or condition of our borrowers, which could impact the repayment of those borrowers' outstanding loans; and
➢	The success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on our behalf except as may be required by our disclosure obligations in filings we make with the SEC under federal securities laws.

SAVB 2007 Form 10-K

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

The Company acquired all of the net assets of Minis & Co., Inc. (“Minis”) as of August 31, 2007.  The net assets of Minis were incorporated into a new, wholly-owned subsidiary of the Company which will continue to operate under the name of Minis & Co., Inc.  The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of Minis’ operations have been included in the consolidated financial statements beginning September 1, 2007.  Minis is a registered investment advisor based in Savannah, Georgia, offering a full line of investment management services.  Minis’ assets under management at September 1, 2007 were approximately $500 million.

Savannah, Bryan Bank, Harbourside and Minis are the four operating subsidiaries of the Company.  The three bank subsidiaries, collectively, are referred to as the “Subsidiary Banks” or “Banks”.  Savannah received its charter from the Office of the Comptroller of the Currency (“OCC”) to commence business and opened for business on August 22, 1990.  Bryan Bank received its charter from the Georgia Department of Banking and Finance (“GDBF”) in December 1989.  Harbourside received its charter from the Office of Thrift Supervision (“OTS”) on February 6, 2006 and commenced public business on March 1, 2006.  The deposits at the Subsidiary Banks are insured by the Federal Deposit Insurance Corporation ("FDIC").

As of December 31, 2007, Savannah had six full service offices, total assets of $624 million, total loans of $543 million, total deposits of $517 million, total shareholders’ equity of $51.3 million and $6.6 million in 2007 net income.  As of December 31, 2007, Bryan Bank had one full service office, total assets of $211 million, total loans of $187 million, total deposits of $172 million, total shareholders’ equity of $18.7 million and net income of $3.8 million for the year then ended.  Harbourside had two full service offices, total assets of $89.5 million, total loans of $78.6 million, total deposits of $76.4 million, total shareholders’ equity of $8.7 million and a net loss of $2.0 million for 2007.

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

SAVB 2007 Form 10-K

(b)           Information about Industry Segments

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 131, "Disclosures about Segments of an Enterprise and Related Information" (“SFAS 131”).  SFAS 131 requires disclosure of financial and descriptive information about an enterprise’s operating segments in annual and interim financial reports issued to shareholders.  It defines an operating segment as a component of an enterprise which engages in business activities that generate revenues and incur expenses, whose operating results are reviewed by the chief operating decision makers in the determination of resource allocation and performance, and for which discrete financial information is available.  The Company has no segments or any subsidiaries that meet the criteria for segment reporting.

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

Banking Services

The Company has approximately 208 full time equivalent employees as of December 31, 2007.  The Subsidiary Banks offer a full range of deposit services, including checking accounts, savings accounts and various time deposits ranging from daily money market accounts to long-term certificates of deposit.  The transaction accounts and time deposits are tailored to the principal market areas at rates competitive with those offered in the area.  In addition, retirement accounts such as Individual Retirement Accounts and Simplified Employee Pension accounts are offered.  The FDIC insures all deposit accounts up to the maximum amount (currently $100,000 per non-retirement account or $250,000 for certain retirement accounts).  The Subsidiary Banks solicit these accounts from individuals, businesses, foundations, organizations, and governmental authorities.

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

The Subsidiary Banks' lending policies provide each lending officer with written guidance for lending activities as approved by the Banks’ Board of Directors (“Board”).  Real estate loan-to-value guidelines generally conform to regulatory loan-to-value limits.  Additionally, the existence of reliable sources of repayment/cash flow are usually required before making any loan, regardless of the collateral.  Appraisals are obtained as required.  Lending officers or contract inspectors make on-site inspections on construction loans.  Lending authority is delegated to each lending officer by the Credit Committee of each Subsidiary Banks’ Board.  Loans in excess of the individual officer limits must be approved by a senior officer with sufficient approval authority delegated by these committees.  Loans to borrowers whose aggregate combined companywide exposure exceeds $2,500,000 at Savannah, $1,300,000 at Harbourside and $1,000,000 at Bryan Bank require the approval of the Subsidiary Bank’s Credit Committee.

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

SAVB 2007 Form 10-K

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

Harbourside’s activities in the mortgage banking area include originating, processing, underwriting, closing, warehousing and selling mortgage loans.  Since 2006, they have largely discontinued the sale of loans on a servicing retained basis, although they continue to service the loans originated prior to the change.  Variations in mortgage origination volume, the value of loans held for sale, the initial valuation of servicing assets and the ongoing valuation of servicing assets for impairment result in the potential for both positive and negative earnings volatility.

Credit Risk Management and Allowance for Loan Losses

The Subsidiary Banks have a comprehensive program designed to control and continually monitor the credit risks inherent in the loan portfolios.  This program includes a structured loan approval process in which the Board delegates authority for various types and amounts of loans to loan officers on a basis commensurate with seniority and lending experience.  There are four risk grades of "criticized" assets: Special Mention, Substandard, Doubtful and Loss.  Assets designated as substandard, doubtful or loss are considered "classified".  The classification of assets is subject to regulatory review and reclassification.  The Subsidiary Banks include aggregate totals of criticized assets, and general and specific valuation reserves in quarterly reports to the Board, which approves the overall allowance for loan losses evaluation.

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

The allowance for loan losses is evaluated as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of the 2007 Annual Report to Shareholders (“2007 Annual Report”) on pages F-31 through F-33.

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

Originally founded in 1932, Minis is a registered investment advisory firm based in Savannah, Georgia.  Minis provides fee-only investment services to individuals, families, employee benefit plans, non-profit organizations and other entities.

SAVB 2007 Form 10-K

The Subsidiary Banks offer cash management services, Internet banking, electronic bill payment, non-cash deposit courier service, safe deposit boxes, travelers checks, direct deposit of payroll, U.S. Savings bonds, official bank checks, money orders and automatic drafts for various accounts.  The Subsidiary Banks have ten automated teller machines and are members of the STAR network of automated teller machines.  The Subsidiary Banks issue ATM and debit cards.  They also offer VISA and MasterCard credit cards as an agent for a correspondent bank.

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

SAVB 2007 Form 10-K

In December 2007, Harbourside opened its second office in Bluffton, South Carolina on Bluffton Parkway.  This is a rapidly growing area with a concentration of residential homes and small businesses.

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

Liquidity and Interest Rate Sensitivity Management

Quantitative disclosures regarding the Company’s liquidity management are included on pages F-36 to F-38 in the 2007 Annual Report.

Interest Rate Risk

Quantitative discussion of the Company’s interest rate risk is included on pages F-37 and F-38 in the 2007 Annual Report.

Federal and State Laws and Regulation of Banks and Bank Holding Companies

Bank holding companies and commercial and federal savings banks are extensively regulated under both federal and state law.  These laws and regulations delineate the nature and extent of the activities in which commercial and federal savings banks may engage.  In particular, federal savings banks are limited in the amount of commercial, non-residential real property loans and consumer loans they can hold in their portfolio.  To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Change in applicable laws or regulations may have a material effect on the business of the Company and its subsidiaries.

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

Regulators have adopted risk-based capital requirements that specify the minimum level for which no prompt corrective action is required.  In addition, the FDIC adopts FDIC insurance assessment rates based on certain risk-based and equity capital ratios.  The regulators have authority to establish higher capital requirements if they determine that the circumstances of a particular institution require it and to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  The table in Note 13 to the Consolidated Financial Statements in the 2007 Annual Report shows the capital ratios for the Company and Subsidiary Banks and the regulatory minimum capital ratios at December 31, 2007.  The capital ratios

SAVB 2007 Form 10-K

of the Company and each Subsidiary Bank exceeded the ratios required to be considered "well-capitalized" by the FDIC.

OTS regulations require institutions to meet a qualified thrift lender test.  Under the test, such an institution is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.  An institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  Harbourside passed the test in each of the four quarters of 2007 and will continue to calculate the ratio at least quarterly.

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

SAVB 2007 Form 10-K

"complementary" to financial activities if the Fed determines that the activity does not pose a substantial risk to the safety or soundness of the institution or the financial system in general.

The Fed may act by either regulation or order in determining what activities are financial in nature, incidental to financial in nature, or complementary.  In doing so, the Fed must notify the Treasury Department (“Treasury”) of requests to engage in new financial activities and may not determine that an activity is financial or incidental to a financial activity if Treasury objects.  Furthermore, Treasury may propose that the Fed find a particular activity financial in nature or incidental to a financial activity.  GLB establishes a similar procedure with regard to the Treasury's (acting through the OCC) determination of financial activities and activities that are incidental to financial activities for subsidiaries of national banks.  Congress intended for the Fed and Treasury to establish a consultative process that would negate the need for either agency to veto a proposal of the other agency.

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

SAVB 2007 Form 10-K

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

The Subsidiary Banks are members of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board.  The FHLBs maintain central credit facilities primarily for member institutions.  The Subsidiary Banks, as members of the FHLB of Atlanta, are required to hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of: (i) 1 percent of the aggregate outstanding principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the beginning of each year, (ii) 4.5 percent of its advances (borrowings) from the FHLB of Atlanta, or (iii) $500,000.  Additionally, the FHLB of Atlanta imposed a maximum investment in its capital stock equal to $100,000 over the required minimum.  The Subsidiary Banks are in compliance with this requirement at December 31, 2007.

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

SAVB 2007 Form 10-K

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

Rules Adopted by the SEC

The Sarbanes-Oxley Act of 2002 (“Sarbox”) was enacted to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws.  Sarbox typically applies to all companies, including the Company, which file or are required to file periodic reports with the SEC.  Generally, Sarbox (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

SAVB 2007 Form 10-K

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

SAVB 2007 Form 10-K

SELECTED STATISTICAL INFORMATION FOR THE COMPANY

Investments

Table 1 - Weighted Average Yields by Maturity

The following table sets forth the amortized cost, fair value and tax-equivalent yields by investment type and maturity category at December 31, 2007:

	Amortized	Fair	Taxable Equivalent
	Cost	Value	Yield (a)
	(Thousands)		(%)
Securities available for sale:
U.S. Treasury, other U.S. Government Agencies and mortgage-backed:
Within one year	$ 11,346	$ 11,500	4.67
One year to five years	27,442	27,814	4.95
Five years to ten years	12,142	12,306	5.21
Over ten years	1,921	1,947	5.23
Total	52,851	53,567	4.96

Other interest-earning investments:
Within one year	4,115	4,171	6.07
One year to five years	1,706	1,729	7.18
Five years to ten years	1,014	1,027	8.53
Over ten years	555	563	6.00
Total	7,390	7,490	6.66

Total securities available for sale	$ 60,241	$ 61,057	5.17
(a) The yield is calculated on the amortized cost of the securities.

Loans

Following is certain information regarding the loan portfolio as of December 31, 2007 on a consolidated basis.

Table 2 - Loan Repricing Opportunities

The following table sets forth certain loan maturity and repricing information as of December 31, 2007.  Loan renewals generally reprice relative to the prime rate in effect at the time of the renewal.  Management expects that certain real estate mortgage loans which have maturities of one to three years with longer amortization periods will renew at maturity.

($ in thousands) Loan Category	One Year or Less	After One Year Through Five years	Over Five Years	Total
Real estate-construction and development	$ 117,477	$ 13,584	$ 3,049	$ 134,110
Commercial	49,597	18,506	3,267	71,370
Total	$ 167,074	$ 32,090	$ 6,316	$ 205,480

Loans with fixed rates	$ 34,907	$ 28,449	$ 6,202	$ 69,558
Loans with floating and adjustable rates	135,922	-	-	135,922
Total	$ 170,829	$ 28,449	$ 6,202	$ 205,480

SAVB 2007 Form 10-K

Nonaccrual, Past Due and Restructured Loans

At December 31, 2007 and 2006, nonperforming loans were $17,424,000 and $2,231,000, respectively.  At December 31, 2007, the Subsidiary Banks had nonaccruing loans of $14,663,000 and $2,761,000 in loans past due 90 days or more.  Interest income of $731,000 was recognized on nonaccrual loans in 2007.

Except for consumer loans, the Company's policy is to place loans on nonaccrual status when, in management's judgment, the collection of principal and interest in full becomes doubtful.  Interest receivable accrued in prior years and subsequently determined to have doubtful collectibility is charged to the allowance for loan losses.  Interest on loans that are placed on nonaccrual is recognized after principal is collected in full.  In some cases where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

Loan Concentrations

Most of the Company’s business activity is with customers located within Chatham and Bryan County, Georgia and southern Beaufort County, South Carolina.  Table 6 on page F-36 of the 2007 Annual Report provides details of the various real estate loan concentrations.  The Company has no loans that are considered to be highly leveraged transactions or foreign credits.

Allowance for Loan Losses

See pages F-31 through F-33 of the 2007 Annual Report for details about the activity and breakdown of the allowance for loan losses and additional information regarding accounting estimates in the allowance.

Deposits

Deposit Average Balances and Rates Paid

Tables 8 and 9 on pages F-41 and F-42 of the 2007 Annual Report summarize the average balances of the Company’s deposits and the average rates paid on such deposits during 2007, 2006 and 2005.

Table 3 - Long-term Obligations

The following table includes a breakdown of payment obligations due under long-term contracts:

($ in thousands)	Payments Due by Period
		Less than	1 - 3	4 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
FHLB advances - long-term	$ 2,973	$ 1,750	$ 1,050	$ -	$ 173
Subordinated debt	10,310	-	-	-	10,310
Operating leases - buildings	12,087	1,092	1,558	1,335	8,102
Long-term contracts	5,036	1,152	2,409	1,475	-
Total	$ 30,406	$ 3,994	$ 5,017	$ 2,810	$ 18,585

SAVB 2007 Form 10-K

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

Any adverse market or economic conditions in coastal Georgia and South Carolina may disproportionately increase the risk that our borrowers will be unable to make their loan payments.  In addition, the market value of the real estate securing loans could be adversely affected by unfavorable changes in market and economic conditions.  The Hilton Head Island/Bluffton (“HHI/Bluffton”) market experienced a pronounced slowdown in the fourth quarter of 2007 which adversely affected our speculative and non-owner occupied residential real estate loans that were originated in 2004-2006 in a stronger real estate market.  As of December 31, 2007, approximately 89% of our loans held for investment were secured by real estate.  Of the commercial real estate loans in our portfolio, approximately 38% represent properties owned and occupied by businesses to which we have extended loans.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in coastal Georgia and South Carolina could further adversely affect the value of our assets, our revenues, results of operations and overall financial condition.

Our business is concentrated in the areas of Chatham and Bryan County, Georgia and southern Beaufort County, South Carolina.

Currently, our lending and other business is concentrated in Chatham and Bryan Counties in Georgia and southern Beaufort County in South Carolina.  A downturn in market conditions in any of the respective areas may adversely affect the performance of our loans and the results of our operations and financial condition.  In particular, Hilton Head Island in southern Beaufort County is a vacation and resort area with high concentrations of second home and investment properties.  Changes in interest rates, local or general economic conditions, real estate values or the income tax deductibility of mortgage interest may subject this market to greater volatility which could adversely impact our performance.  Additionally, our market area is susceptible to the risk of hurricane disasters and many areas are located in flood zones.  While most such losses are insurable, hurricanes and flooding could adversely affect operations and our financial condition.

If our allowance for loan losses is not sufficient to cover actual charge-offs, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to assure repayment.  We may experience significant charge-offs which could have a material adverse effect on our operating results.  Our management makes various assumptions and judgments about the collectibility of our loans, including the creditworthiness of our borrowers and the value of the

SAVB 2007 Form 10-K

real estate and other assets serving as collateral for the repayment of our loans.  We maintain an allowance for loan losses in an attempt to cover any charge-offs which may occur.  In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information.  As we expand into new markets, such as the coastal South Carolina market in which Harbourside operates, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors.  As noted above, the HHI/Bluffton market experienced a slowdown in the fourth quarter of 2007 which necessitated additional provisions for loan losses at Savannah and Harbourside.

If our assumptions are wrong, our current allowance may not be sufficient to cover future charge-offs, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.  Material additional provisions to our allowance would materially decrease our net income.

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

Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.  A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan agreements.  As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are less favorable to us, in order to maintain our liquidity.  If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.  While rising interest rates are favorable to us, declining rates, like those experienced in 2007, generally have a negative impact on earnings.  There can be no assurance or guarantee that declining rates will not continue to negatively impact earnings or that we will be able to take measures to hedge, on favorable terms or at all, against unfavorable events, which could adversely affect our results of operations and financial condition.

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

SAVB 2007 Form 10-K

The loss of significant revenues in Minis could result in lower operating earnings as well as significant non-cash charges to earnings related to the impairment of goodwill and accelerated amortization of the client list intangible asset.

Asset management fee revenues are directly impacted by the total investments under management.  The assets under management are impacted by stock values, bond values, interest rates and the gain or loss of accounts due primarily to investment performance.  Minis’ selling shareholders have significant earn-out incentives to maintain and increase revenues through June 2010.  However, events and decisions beyond their control can negatively impact assets under management and the related revenues from such assets.

Liquidity Risk

Our use of brokered deposits, uninsured local deposits and other borrowings may impair our liquidity and constitute an unstable and/or higher cost funding source.

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

Depositors that invest in brokered deposits are generally interest rate sensitive and well informed about alternative markets and investments.  Consequently, funding with brokered deposits may not provide the same stability to our deposit base as traditional local retail deposit relationships.  Our liquidity may be negatively affected if brokered deposit supply declines due to a loss of investor confidence or a flight to higher quality investments such as U.S. Treasury securities.  In addition, brokered deposits typically have a higher rate of interest than core local deposits.

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

We are, and for the foreseeable future will be, dependent on the services of John C. Helmken II, President and Chief Executive Officer of the Company and of Savannah; E. James Burnsed, Vice Chairman of the Company and Chairman and Chief Executive Officer of Bryan Bank; R. Stephen Stramm, Executive Vice President – Lending of the Company and of Savannah; Robert B. Briscoe, Executive Vice President and Chief Financial Officer of the Company and of Savannah; and Jerry O’Dell Keith, a Vice President of the Company and President of Bryan Bank.  Should the services of any of Messrs. Helmken, Burnsed, Stramm, Briscoe or Keith become unavailable, there can be no assurance that a suitable successor could be found who will be willing to be employed upon terms and conditions acceptable to us.  A failure to replace any of these individuals promptly, should his services become unavailable, could have a material adverse effect on our results of operations and financial performance.  These risks are heightened by the fact that none of these officers have entered into employment agreements with the Company or Banks.  G. Mike Odom, Jr., CEO, resigned on November 17, 2006 effective February 28, 2007 to pursue other professional interests.  An orderly management transition was made in the CEO position, and in 2007 several key hires were made for senior management positions.

SAVB 2007 Form 10-K

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

Harbourside opened for business on March 1, 2006 and has a relatively short operating history as a bank.  There was also turnover in the initial senior management, but Thomas W. Lennox has served as President and CEO since October 2006.  Our operations at Harbourside are subject to the risks inherent in the establishment of any new business and, specifically, those of a new bank.  Harbourside has experienced significant losses and may not be profitable for several quarters, if ever.

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

We compete with many different banking and financial institutions, including banks and savings and loan associations, credit unions, brokerage and investment banking firms, and mortgage companies and brokers.These entities may be branches or subsidiaries of much larger organizations affiliated with statewide, regional or national banking companies and, as a result, may have greater resources and lower costs of funds.  These entities may also be start-up organizations.  Any of these entities may attempt to duplicate our business plan and strategy.  There can be no assurance that we will be able to compete effectively in the future.

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

SAVB 2007 Form 10-K

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

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock, par value $1.00 per share.  The authorized but unissued preferred stock constitutes what is commonly referred to as "blank check" preferred stock.  This type of preferred stock may be issued by us, at the direction of our Board, from time to time on any number of occasions, without shareholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board stating (i) the dividend rate or the amount of dividends to be paid thereon, whether dividends shall be cumulative and, if so, from which date(s), the payment date(s) for dividends, and the participating or other special rights, if any, with respect to dividends; (ii) the voting powers, full or limited, if any, of shares of such series; (iii) whether the shares of such series shall be redeemable and, if so, the price(s) at which, and the terms and conditions on which, such shares may be redeemed; (iv) the amount(s) payable upon the shares of such series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company; (v) whether the shares of such series shall be entitled to the benefit of a sinking or retirement fund to be applied to the purchase or redemption of such shares, and if so entitled, the amount of such fund and the manner of its application, including the price or prices at which such shares may be redeemed or purchased through the application of such funds; (vi) whether the shares of such series shall be convertible into, or exchangeable for, shares of any other class or classes of stock of the Company, and, if so, the

SAVB 2007 Form 10-K

conversion price(s), or the rate(s) of exchange, and the adjustments thereof, if any, at which such conversion or exchange may be made, and any other terms and conditions of such conversion and exchange; (vii) the price or other consideration for which the shares of such series shall be issued; (viii) whether the shares of such series which are redeemed or converted shall have the status of authorized but unissued shares of serial preferred stock and whether such shares may be reissued as shares of the same or any other series of serial preferred stock; and (ix) whether the shares of such series shall be entitled to other rights, preferences and privileges.  Such preferred stock may provide our Board the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise.  Consequently, the preferred stock could entrench our management.  The market price of our common stock could be depressed to some extent by the existence of the preferred stock.  Moreover, any preferred stock that is issued will rank ahead, in terms of dividends, priority and liquidation preferences and may have greater voting rights than our Company’s common stock.  No shares of preferred stock have been issued as of December 31, 2007.

Our directors and executive officers own a significant portion of our common stock.

As of December 31, 2007, our directors and executive officers, collectively, beneficially owned approximately 20% of our outstanding common stock.  As a result of their ownership, the directors and executive officers, as a group, have the ability to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors and the approval of mergers and other significant corporate transactions, even if their interests conflict with those of other shareholders, which could adversely affect the market price of our common stock.

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

SAVB 2007 Form 10-K

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

We have various obligations to issue additional shares of common stock in the future.  These obligations include non-qualified and incentive stock options as detailed in Note 12 on page F-20 to the Consolidated Financial Statements in the 2007 Annual Report.

The options permit the holders to purchase shares of our common stock at specified prices.  These purchase prices may be less than the then current market price of our common stock.  Any shares of our common stock issued pursuant to these options would dilute the percentage ownership of existing shareholders.  The terms on which we could obtain additional capital during the life of these options may be adversely affected because of such potential dilution.  Finally, we may issue additional shares in the future.  There are no preemptive rights in connection with our common stock.  Thus, the percentage ownership of existing shareholders may be diluted if we issue additional shares in the future.  For issuances of shares and grants of options, our Board will determine the timing and size of the issuances and grants and the consideration or services required thereof.  Our Board intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing shareholders in connection with any such issuance or grant.  Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of our common stock issued and outstanding immediately before such transaction.  Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

Sales of large quantities of our common stock could reduce the market price of our common stock.

Any sales of large quantities of shares of our common stock, or the perception that any such sales are likely to occur, could reduce the market price of our common stock.  In 2005, we issued 397,273 restricted shares to investors in a private placement of our shares which were registered with the SEC on October 21, 2005.  When the registration statement covering the resale of those restricted shares became effective, the holders of those shares are able to offer to sell those shares from time to time at the current market price or at negotiated prices.  In 2007, we issued 71,000 shares related to the acquisition of Minis.  If holders sell large quantities of shares of our common stock, the market price of our common stock may decrease and the public market for our common stock may otherwise be adversely affected because of the additional shares available in the market.

Our common stock has experienced only limited trading.

Our common stock is quoted and traded on the NASDAQ Global Market in the United States under the symbol "SAVB". The trading volume in our common stock has been relatively low when compared with larger companies quoted on the NASDAQ Global Market or listed on the other stock exchanges.  We cannot say with any certainty that a more active and liquid trading market for our common stock will develop.  Because of this, it may be more difficult for you to sell a substantial number of shares for the same price at which you could sell a smaller number of shares.

SAVB 2007 Form 10-K

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock.  We, therefore, can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the market price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.  As of December 31, 2007, there were 5,923,797 shares of common stock outstanding.  The price of our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

See Note 6 and Note 14 of Notes to Consolidated Financial Statements on page F-16 and page F-21 of the Registrant's 2007 Annual Report, which is specifically incorporated herein by reference.

Savannah's main office is located at 25 Bull Street, Savannah, Georgia, on the ground floor and lower level of a seven story office building located on Johnson Square in downtown Savannah.  Savannah has leased approximately 4,700 square feet on the main floor and 2,000 square feet on the lower level of the building.  In November 1998, an additional 1,475 square feet of space on the sixth floor was added to the lease.  An additional 600 square feet was added to the sixth floor lease in 2003 and approximately 2,500 additional square feet in December 2005.  The leases expire in June 2009.  The rental costs increase by two percent of the gross rental amount each year during the current five-year term.  The Company is also responsible for its pro rata share of operating cost increases in utilities, janitorial services, property taxes and insurance.  In September 2005, SAVB Properties LLC, a nonconsolidated subsidiary of the Company, acquired a 50 percent interest in Johnson Square Associates, LLP (“JSA”), which owns the 25 Bull Street property.  SAVB Properties LLC also acquired a 50 percent interest in Whitaker Street Associates, which owns the adjacent parking lot on which an underground parking deck is being constructed.

In 1989, Bryan Bank constructed its 8,500 square foot, two-story main office in Richmond Hill, Georgia, on land owned by Bryan Bank.  The building has a walk-up ATM, a drive-up ATM and 4 drive-through lanes.  All Bryan Bank personnel are housed in this location.

Savannah leases approximately 6,500 square feet on the first floor of a two-story building located at 400 Mall Boulevard, Savannah, Georgia.  This space is used for a branch location and the mortgage and construction lending departments.  The building is near the intersection of Mall Boulevard and Hodgson Memorial Drive, a location that is convenient to a significant concentration of commercial, service, and retail entities.  The lease rate increases with

SAVB 2007 Form 10-K

the Consumer Price Index.  The initial lease term was for five years and ended March 31, 1997.  Savannah committed to exercise the third five-year lease option in February 2007.  There is one additional five-year renewal option included in the terms.  Savannah is also responsible for its prorata share of increases in the cost of ad valorem taxes, insurance and maintenance of common areas.  Savannah renovated the space, constructed a vault, and added a five lane drive-through teller facility adjacent to the building.

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

In 1997, Savannah constructed a 2,300 square foot office on an out lot owned in the Island Towne Centre Shopping Plaza on Whitemarsh Island, six miles east of downtown Savannah.  This office includes a four lane drive-through facility.

In November 1997, Savannah entered into a ten-year lease beginning June 1, 1998 with four five-year renewal options in the Medical Arts Shopping Center at 4809 Waters Avenue.  The property consists of 3,055 square feet of banking office space and a separate drive-through facility behind the shopping center.

In March 2002, Savannah entered into a lease agreement, effective May 1, 2002, for approximately 5,000 square feet of office space at 450 Mall Boulevard, adjacent to the existing branch office at 400 Mall Boulevard.  The Company is currently operating under a month to month lease while a new operations center and Bryan Bank banking office are constructed in Richmond Hill.  The new building is expected to be complete in 2008.

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

On January 31, 2007, Harbourside entered into a lease agreement, effective October 1, 2007, for approximately 4,500 square feet of office space on Bluffton Parkway in Bluffton, South Carolina.  The lease is on a new building for a 10-year initial lease term with three five-year renewal options.  The tenant is responsible for all taxes, insurance and maintenance.  After three years the rent will adjust three percent.

Bryan Bank entered into a contract in 2007 to acquire a lot for a future branch site in a commercial development on Highway 144 in Richmond Hill.

Item 3. Legal Proceedings

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings incidental to the business of the Company or the Subsidiary Banks.

Item 4. Submission of Matters to a Vote of Security Holders

None

SAVB 2007 Form 10-K

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Incorporated herein by reference to sections entitled “Table 4 - Market for Registrant's Common Equity and Related Shareholder Matters” on page F-28 of the Financial Statement Section of the 2007 Annual Report.

Item 6. Selected Financial Data

Incorporated herein by reference to sections entitled “Table 1– Selected Financial Condition Highlights – Five-Year Comparison,” “Table 2 – Selected Operating Highlights – Five-Year Comparison,” “Table 3 – Selected Quarterly Data,”  “Table 6 – Loan Concentrations,” “Table 8 – Average Balance Sheet and Rate/Volume Analysis-2007 and 2006” and “Table 9 – Average Balance Sheet and Rate/Volume Analysis-2006 and 2005” in the Registrant’s MD&A on pages F-26 through F-42 of the Financial Statement Section of the 2007 Annual Report.  Additional selected financial data is included on pages 15 and 16 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The MD&A on pages F-26 through F-42 of the Financial Statement Section of the 2007 Annual Report are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Incorporated herein by reference to the sections entitled “Liquidity and Interest Rate Sensitivity Management” and “Table 7 – Cash Flow/Maturity Gap and Repricing Data” in the Registrant’s MD&A on pages F-37, F-38 and F-40 of the Financial Statement Section of the 2007 Annual Report.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

SAVB 2007 Form 10-K

Item 8. Financial Statements and Supplementary Data

(a)
1.	Financial Statements -- See listing in Item 15
2.	Financial Statement Schedules – See Item 15

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.  Mauldin & Jenkins, LLC has audited the effectiveness of our internal control over financial reporting and their report is included below.

Changes in Internal Control over Financial Reporting - No change in our internal control over financial reporting occurred during the fourth fiscal quarter covered by this Annual Report on Form 10-K that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SAVB 2007 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
The Savannah Bancorp, Inc.:

We have audited The Savannah Bancorp Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting” included in item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Savannah Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Savannah Bancorp, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the period ended December 31, 2007 and our report dated March 10, 2008 expressed an unqualified opinion.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
March 10, 2008

SAVB 2007 Form 10-K

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to the sections entitled "Election of Directors," “Information about the Board of Directors and Certain Committees” and "Executive Compensation and Benefits" in the Registrant’s Proxy Statement dated March 24, 2008 and filed on March 17, 2008.  All transactions required pursuant to the insider trading regulations were filed on either Form 4 or Form 5 of the SEC.  The required Code of Ethics disclosures are also incorporated by reference to the section entitled “Code of Business Conduct and Ethics” in the Registrant’s Proxy Statement dated March 24, 2008.

Item 11. Executive Compensation

Incorporated herein by reference to the sections entitled “Information about the Board of Directors and Certain Committees” under the caption “Compensation Committee” and "Executive Compensation and Benefits" in the Registrant’s Proxy Statement dated March 24, 2008 and filed on March 17, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to the sections entitled "Election of Directors" and "Ownership of Equity Securities" in the Registrant’s Proxy Statement dated March 24, 2008 and filed on March 17, 2008.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference, the information contained in Note 5 to the Consolidated Financial Statements and under the caption "Certain Transactions" in the Registrant’s Proxy Statement dated March 24, 2008 and filed on March 17, 2008.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to the information under the caption entitled "Principal Accountant Fees and Services" in the Registrant’s Proxy Statement dated March 24, 2008 and filed on March 17, 2008.

SAVB 2007 Form 10-K

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Financial statements

Incorporated herein by reference to the financial statements, together with the applicable report of independent accountants, are included on pages F-2 through F-25 of the Financial Statement Section of the 2007 Annual Report. The index for the financial statements is as follows:

Financial Statement	Page

(i) Report of Independent Registered Public Accounting Firm	F-2

(ii) Report of Independent Registered Public Accounting Firm	F-3

(iii) Consolidated Balance Sheets
December 31, 2007 and 2006	F-4

(iv) Consolidated Statements of Income for the Years
Ended December 31, 2007, 2006 and 2005	F-5

(v) Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended December 31, 2007, 2006 and 2005	F-6

(vi) Consolidated Statements of Cash Flows for the Years
Ended December 31, 2007, 2006 and 2005	F-7

(vii) Notes to Consolidated Financial Statements	F-8 to F-25

2.	Required financial statement schedules

Other schedules and exhibits are not required information or are inapplicable and, therefore, have been omitted.

   3.  The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SAVB 2007 Form 10-K

Index to Exhibits

               Exhibit
               Number  Description
3.1 *	Articles of Incorporation
3.2 *	By-laws as amended
10.1 *	Lease for Bank Site at 25 Bull Street and Assumption of Lease
10.5 *	Form of Organizers' Stock Option Agreement
10.6 *	Lease for Mall Boulevard Office dated February 14, 1992
10.7	The Savannah Bancorp, Inc. Incentive Stock Option Plan approved by shareholders on April 18, 1995
10.8	Amendment to The Savannah Bancorp, Inc. Incentive Stock Option Plan approved by shareholders on April 16, 1996.
10.9 *	The Savannah Bancorp, Inc. 2005 Omnibus Stock Ownership and Long Term Incentive Plan approved by shareholders on April 21, 2005.
10.10 *	Lease for Harbourside Community Bank main office dated February 24, 2006.
11	Computation of Earnings Per Share **
** Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 1 to the consolidated financial statements in the 2007 Annual Report.
13	2007 Annual Report to Shareholders
21	Subsidiaries of Registrant
22	Proxy Statement for Annual Meeting - filed in DEF 14A on March 17, 2008
23.1	Consent of Mauldin & Jenkins, LLC, Independent Registered Public Accounting Firm
23.2	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SAVB 2007 Form 10-K

Signature Page

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 11-13, 2008 by the undersigned, thereunto duly authorized.

THE SAVANNAH BANCORP, INC.

/s/ JOHN C. HELMKEN II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)	/s/ ROBERT B. BRISCOE Robert B. Briscoe Chief Financial Officer (Principal Financial and Accounting Officer)

Directors:

/s/ J. WILEY ELLIS J. Wiley Ellis Chairman of the Board	/s/ JOHN C. HELMKEN II John C. Helmken II	/s/ JAMES W. ROYAL, SR. James W. Royal, Sr.

/s/ E. JAMES BURNSED E. James Burnsed Vice Chairman	/s/ CHARLES E. IZLAR Charles E. Izlar	/s/ ROBERT T. THOMPSON, JR. Robert T. Thompson, Jr.

/s/ RUSSELL W. CARPENTER Russell W. Carpenter	/s/ AARON M. LEVY Aaron M. Levy

/s/ ROBERT H. DEMERE, JR. Robert H. Demere, Jr.	/s/ J. CURTIS LEWIS III J. Curtis Lewis III

/s/ BERRYMAN W. EDWARDS Berryman W. Edwards	/s/ M. LANE MORRISON M. Lane Morrison

/s/ L. CARLTON GILL L. Carlton Gill	/s/ J. TOBY ROBERTS, SR. J. Toby Roberts, Sr.

SAVB 2007 Form 10-K