Form 10-Q
period 2008-03-31
SAVANNAH BANCORP INC
filed 2008-05-09
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

The Savannah Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Georgia	0-18560	58-1861820
State of Incorporation	SEC File Number	Tax I.D. Number

25 Bull Street, Savannah, Georgia 31401
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
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2008
Common stock, $1.00 par value per share	5,931,008

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
March 31, 2008

Page

Cover Page	1

Form 10-Q Index	2

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2008 and 2007 and December 31, 2007	3

Consolidated Statements of Income
for the Three Months Ended March 31, 2008 and 2007	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Three Months Ended March 31, 2008 and 2007	5

Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2008 and 2007	6

Condensed Notes to Consolidated Financial Statements	7-10

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	10-17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18-21

Item 4. Controls and Procedures	21

Part II – Other Information
Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

Part I – Financial Information
Item 1.  Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	March 31,	December 31,	March 31,
	2008	2007	2007
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 14,816	$ 12,721	$ 16,890
Federal funds sold	4,998	4,435	20,176
Interest-bearing deposits in banks	2,344	20,148	2,786
Cash and cash equivalents	22,158	37,304	39,852
Securities available for sale, at fair value (amortized
cost of $60,529, $60,241 and $57,918, respectively)	62,367	61,057	57,785
Loans held for sale	793	180	1,835
Loans, net of allowance for loan losses of $12,128,
$12,864 and $9,220, respectively	822,606	795,787	721,167
Premises and equipment, net	8,237	6,830	6,274
Other real estate owned	2,025	2,112	622
Bank-owned life insurance	6,044	5,985	5,813
Goodwill and other intangible assets, net	2,750	2,806	-
Other assets	18,657	20,398	14,944
Total assets	$ 945,637	$ 932,459	$ 848,292

Liabilities
Deposits:
Noninterest-bearing	$ 86,329	$ 88,503	$ 98,663
Interest-bearing demand	117,854	127,902	112,490
Savings	16,060	16,168	18,917
Money market	208,531	176,615	170,039
Time deposits	342,489	355,030	312,061
Total deposits	771,263	764,218	712,170
Short-term borrowings	64,685	70,599	37,480
Federal Home Loan Bank advances – long-term	11,895	2,973	13,225
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	8,599	8,087	6,606
Total liabilities	866,752	856,187	779,791

Shareholders' equity
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Common stock, par value $1 per share: authorized
20,000,000 shares; issued 5,931,008,
5,923,797 and 5,790,376 shares, respectively	5,931	5,924	5,790
Additional paid-in capital	38,327	38,279	35,801
Retained earnings	31,474	30,512	27,299
Treasury stock, 318 shares in 2008 and 2007	(4)	(4)	(4)
Accumulated other comprehensive income (loss), net	3,157	1,561	(385)
Total shareholders' equity	78,885	76,272	68,501
Total liabilities and shareholders' equity	$ 945,637	$ 932,459	$ 848,292

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Interest and dividend income
Loans, including fees	$ 14,211	$ 14,351
Loans held for sale	12	34
Investment securities:
Taxable	678	540
Tax-exempt	22	25
Dividends	82	55
Deposits with banks	67	83
Federal funds sold	53	172
Total interest and dividend income	15,125	15,260
Interest expense
Deposits	6,124	6,092
Short-term borrowings	691	625
Federal Home Loan Bank advances	49	164
Subordinated debt	190	203
Total interest expense	7,054	7,084
Net interest income	8,071	8,176
Provision for loan losses	1,070	500
Net interest income after
provision for loan losses	7,001	7,676
Noninterest income
Service charges on deposit accounts	387	347
Mortgage related income, net	63	210
Trust and asset management fees	724	176
Other operating income	590	319
Loss on sale of OREO	(1)	-
Total noninterest income	1,763	1,052
Noninterest expense
Salaries and employee benefits	3,473	2,964
Occupancy and equipment	889	758
Information technology	393	425
Other operating expense	1,395	1,000
Total noninterest expense	6,150	5,147
Income before income taxes	2,614	3,581
Income tax expense	910	1,270
Net income	$ 1,704	$ 2,311
Net income per share:
Basic	$ 0.29	$ 0.40
Diluted	$ 0.29	$ 0.39
Dividends per share	$ 0.125	$ 0.120

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
 ($ in thousands, except share data)
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Common shares issued
Shares, beginning of period	5,923,797	5,781,381
Common stock issued	7,211	-
Exercise of options	-	8,995
Shares, end of period	5,931,008	5,790,376
Treasury shares owned
Shares, beginning of period	318	318
Shares issued from treasury shares	-	-
Shares, end of period	318	318
Common stock
Balance, beginning of period	$ 5,924	$ 5,781
Common stock issued	7	-
Exercise of options	-	9
Balance, end of period	5,931	5,790
Additional paid-in capital
Balance, beginning of period	38,279	35,747
Common stock issued, net of issuance costs	(7)	-
Stock-based compensation, net	55	15
Exercise of options	-	39
Balance, end of period	38,327	35,801
Retained earnings
Balance, beginning of period	30,512	25,681
Net income	1,704	2,311
Dividends	(742)	(693)
Balance, end of period	31,474	27,299
Treasury stock
Balance, beginning and end of period	(4)	(4)
Accumulated other comprehensive income (loss), net
Balance, beginning of period	1,561	(631)
Change in unrealized gains/losses on securities
available for sale, net of tax	636	80
Change in fair value of derivative instruments, net of tax	960	166
Balance, end of period	3,157	(385)
Total shareholders' equity	$ 78,885	$ 68,501

 Other comprehensive income, net
Net income	$ 1,704	$ 2,311
Change in unrealized gains/losses on securities
available for sale, net of tax	636	80
Change in fair value of derivative instruments, net of tax	960	166
Other comprehensive income, net	$ 3,300	$ 2,557

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 ($ in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Operating activities
Net income	$ 1,704	$ 2,311
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses	1,070	500
Loans originated for sale	(5,652)	(8,231)
Proceeds from sale of loans originated for sale	5,054	7,336
Net accretion of securities	(73)	(6)
Depreciation and amortization	273	248
Amortization of client list	36	-
Stock-based compensation expense	55	22
Accretion of gain on termination of derivatives	(404)	-
Increase in deferred income taxes, net	(85)	(75)
Gain on sale of loans, net	(15)	(26)
Write-down of other real estate owned	86	-
Loss on sales of foreclosed assets	1	-
Equity in net income of nonconsolidated subsidiary	(21)	(33)
Increase in CSV of bank-owned life insurance policies	(59)	(53)
Proceeds from termination of derivatives	2,369	-
Change in other assets and other liabilities, net	1,590	2,838
Net cash provided by operating activities	5,929	4,831
Investing activities
Activity in available for sale securities
Purchases	(5,260)	(9,228)
Maturities and calls	5,047	5,479
Loan originations and principal collections, net	(27,889)	(9,703)
Purchase of other real estate owned	(186)	(77)
Proceeds from sale of foreclosed assets	185	-
Additions to premises and equipment	(1,680)	(157)
Net cash used in investing activities	(29,783)	(13,686)
Financing activities
Net decrease in noninterest-bearing deposits	(2,174)	(2,493)
Net increase in interest-bearing deposits	9,219	7,839
Net decrease in short-term borrowings To repurchase and federal funds purchased	(5,914)	(3,207)
Net increase (decrease) in FHLB advances	8,922	(84)
Payment on note payable	(603)	-
Dividends paid	(742)	(693)
Exercise of options	-	48
Net cash provided by financing activities	8,708	1,410
Decrease in cash and cash equivalents	(15,146)	(7,445)
Cash and cash equivalents, beginning of period	37,304	47,297
Cash and cash equivalents, end of period	$ 22,158	$ 39,852

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2007.  Certain prior period balances and formats have been reclassified to conform to the current period presentation.

The March 31, 2008 financial statements include the operations of Minis & Co., Inc. (“Minis”), a registered investment advisor, whose net assets were acquired as of the close of business on August 31, 2007.

Note 2 - Acquisitions

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

The aggregate purchase price was $3.80 million, consisting of 71,000 shares of the Company’s common stock valued at $1.78 million, $1.853 million in cash, net of $118,000 in cash received at closing, and approximately $48,000 in direct acquisition costs, primarily consisting of external legal and accounting fees.  The value of the common shares issued was determined based on the average market price of the Company’s common stock on the day before and the day on which the terms of the acquisition were publicly announced.

The terms of the asset purchase agreement provide for contingent earn-out consideration to the former Minis shareholders.  Such consideration will be based on actual revenue earned from existing clients at August 31, 2007 as compared to a target level of revenues through June 30, 2010.  Based on the assumptions at the time the asset purchase agreement was executed, the Company expected that the aggregate contingent consideration, including interest, would be approximately $2.2 million payable as near as practicable to the June 30, 2010 determination date.  However, Minis’ failure to generate revenue at the agreed upon targeted level or above will result in lower contingent consideration paid to the former Minis shareholders.

Note 2 - Acquisitions (continued)

The purchase price allocation relating to the Minis acquisition was as follows:

($ in thousands)	September 1, 2007
Assets acquired
Cash	$ 118
Accounts receivable	53
Premises and equipment	85
Prepaid expense	4
Deferred income tax benefits	876
Intangible assets	1,400
Goodwill, net of tax benefits	1,435
Total assets acquired	3,971
Liabilities assumed
Unearned revenue	171
Total liabilities assumed	171
Net assets acquired	$ 3,800

Of the $2.835 million of acquired intangible assets, $1.435 million was allocated to goodwill and $1.4 million to identifiable intangible assets (customer contracts).  The customer contracts have an estimated weighted-average useful life of 10 years.  The goodwill and the customer contracts intangible assets will be deductible for tax purposes over a 15-year period.  Any additional earn-out consideration to be paid will be accounted for as additional purchase price under the terms of the agreement and will be added to goodwill when determined to be payable.

Russell W. Carpenter, a shareholder of Minis who owned 40 percent of its shares, has served as a director of the Company since 1989 and expects to continue in such role until April 2010.

Note 3 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Savannah Bank, N.A., Bryan Bank & Trust and Harbourside Community Bank (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances.  Cash reserves of $435,000, $469,000 and $2,496,000 were required as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively.  The Company pledged interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities sold under repurchase agreements.  Pledged cash balances were $500,000, $18,500,000 and $1,500,000 at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

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

	For the
	Three Months Ended
	March 31,
(Amounts in thousands)	2008	2007
Average number of common shares outstanding - basic	5,927	5,782
Effect of dilutive options	24	108
Average number of common shares outstanding - diluted	5,951	5,890

Note 5 - Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The statement describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value.

Investment securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Loans held for sale: The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

Impaired loans:  Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value.  Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  Its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Derivative instruments: Our derivative instruments consist of interest rate floors and caps and/or collars.  As such, significant fair value inputs can generally be verified and do not typically involve significant judgments by management.

Assets and liabilities measured at fair value under SFAS 157 on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
($ in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Investment securities	$ 62,367	$ -	$ 62,367	$ -
Loans held for sale	793	-	793	-
Impaired loans	16,915	-	-	16,915
Derivative asset positions	1,615	-	1,615	-

Note 6 - Recent Accounting Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits companies to report selected financial assets and liabilities at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings.  SFAS 159 also requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  As the Company did not elect to apply SFAS 159 to any of its existing eligible items as of January 1, 2008, the adoption of SFAS 159 did not have an impact on the Company’s financial statements.

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

Overview

For a comprehensive presentation of the Company’s financial condition at March 31, 2008 and 2007 and results of operations for the three month periods ended March 31, 2008 and 2007, the following analysis should be reviewed with other information including the Company’s December 31, 2007 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
First Quarter Financial Highlights
 ($ in thousands, except share data)
(Unaudited)

Balance Sheet Data at March 31	2008	2007	% Change
Total assets	$ 945,637	$ 848,292	11
Interest-earning assets	886,483	812,702	9.1
Loans	834,734	730,387	14
Allowance for loan losses	12,128	9,220	32
Nonaccruing loans	16,915	400	NM
Loans past due 90 days – accruing	596	990	(40)
Other real estate owned	2,025	622	226
Net charge-offs	1,806	234	NM
Deposits	771,263	712,170	8.3
Interest-bearing liabilities	771,824	674,522	14
Shareholders' equity	78,885	68,501	15
Allowance for loan losses to total loans	1.45%	1.26%	15
Nonperforming assets to total loans and OREO	2.33%	0.28%	732
Loan to deposit ratio	108.23%	102.56%	5.5
Equity to assets	8.34%	8.08%	3.2
Tier 1 capital to risk-weighted assets	10.29%	11.24%	(8.5)
Total capital to risk-weighted assets	11.54%	12.49%	(7.6)
Outstanding shares	5,931	5,790	2.4
Book value per share	$ 13.30	$ 11.83	12
Tangible book value per share	$ 12.84	$ 11.83	8.5
Market value per share	$ 17.50	$ 27.00	(35)

Performance Data for the First Quarter

Net income	$ 1,704	$ 2,311	(26)
Return on average assets	0.73%	1.12%	(35)
Return on average equity	8.76%	13.90%	(37)
Net interest margin	3.70%	4.17%	(11)
Efficiency ratio	62.54%	55.78%	12
Per share data:
Net income – basic	$ 0.29	$ 0.40	(28)
Net income – diluted	$ 0.29	$ 0.39	(26)
Dividends	$ 0.125	$ 0.120	4.2
Average shares (000s):
Basic	5,928	5,782	2.5
Diluted	5,951	5,890	1.0

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
Critical Accounting Estimate
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three month period ended March 31, 2008 compared with the same period in 2007.  Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company."  The Savannah Bank, N.A. is referred to as "Savannah," Bryan Bank & Trust is referred to as “Bryan” and Harbourside Community Bank is referred to as “Harbourside”.  Minis & Co., Inc. is referred to as “Minis.”  The operations of Minis, a registered investment advisor and wholly-owned subsidiary are included beginning September 1, 2007.  Collectively, Savannah, Bryan and Harbourside are referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, Georgia and, as of March 31, 2008, had nine banking offices and ten ATMs in Savannah and surrounding Chatham County, Richmond Hill, Georgia and Hilton Head Island and Bluffton, South Carolina.  The Company also has mortgage lending offices in Savannah, Richmond Hill and Hilton Head Island and an investment management office in Savannah.

Savannah and Bryan are in the relatively diverse, stable and growing Savannah Metropolitan Statistical Area.  The diversity of major employers includes manufacturing, port related transportation, construction, military, healthcare, tourism, education, warehousing and the supporting services and products for each of these major employers.  The real estate market is experiencing moderate government and commercial growth and slower residential growth. Coastal Georgia and South Carolina continue to be desired retiree residential destinations.

Harbourside specifically targets real estate lending and related full service banking opportunities in the coastal South Carolina market.  During 2006 and 2007, the business strategy changed resulting in a significant reduction in the sale of loans on a servicing retained basis.

The primary risks to the Company include those disclosed in Item 1A in the Company’s Annual Report on Form 10-K for December 31, 2007.

The primary strategic objectives of the Company are growth in loans, deposits, product lines and service quality in existing markets, and quality expansion into new markets, within acceptable risk parameters, which results in enhanced shareholder value.

Critical Accounting Estimate – Allowance for Loan Losses

The Company considers its policies regarding the allowance for loan losses to be its most critical accounting estimate due to the significant degree of management judgment involved.  The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb loan losses inherent in the loan portfolio at March 31, 2008.  The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations and concentrations of credit.  Other factors affecting the allowance are market interest rates, average loan size, portfolio maturity and composition, collateral values and general economic conditions.  Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the allowance amount.

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

The allowance for loan losses totaled $12,128,000, or 1.45 percent of total loans, at March 31, 2008.  This is compared to an allowance of $12,864,000, or 1.59 percent of total loans, at December 31, 2007.  For the three months ended March 31, 2008, the Company reported net charge-offs of $1,806,000 compared to net charge-offs of $234,000 for the same period in 2007.   The significantly higher level of charge-offs resulted primarily from nonperforming residential real estate-related loans in the Hilton Head Island / Bluffton, South Carolina area identified in the fourth quarter 2007 and quantified in the first quarter of 2008 as to their level of impairment.  Impaired amounts were charged off in the first quarter 2008.

During the first three months of 2008 and 2007, a provision for loan losses of $1,070,000 and $500,000, respectively, was added to the allowance for loan losses.  Growth in the loan portfolio, loan losses and a continued weak residential real estate market, level or declining real estate values and tighter credit markets provide the primary basis for the higher provision for loan losses.

If the allowance for loan losses had changed by five percent, the effect on net income would have been approximately $370,000.  If the allowance had to be increased by this amount, it would not have changed the holding company or the Subsidiary Banks’ status as well-capitalized financial institutions.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

The following table provides historical information regarding the allowance for loan losses and nonperforming loans and assets for the most recent five quarters ended March 31, 2008.

The Savannah Bancorp, Inc. and Subsidiaries
Allowance for Loan Losses and Nonperforming Loans
(Unaudited)

	2008	2007
	First	Fourth	Third	Second	First
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses
Balance at beginning of period	$ 12,864	$ 9,842	$ 9,517	$ 9,220	$ 8,954
Provision for loan losses	1,070	3,145	635	395	500
Net charge-offs	(1,806)	(123)	(310)	(98)	(234)
Balance at end of period	$ 12,128	$ 12,864	$ 9,842	$ 9,517	$ 9,220

As a % of loans	1.45%	1.59%	1.26%	1.27%	1.26%
As a % of nonperforming loans	69.26%	73.83%	145.68%	490.82%	663.31%
As a % of nonperforming assets	62.08%	65.85%	124.46%	366.74%	458.25%

Net charge-offs as a % of average loans (a)	0.90%	0.07%	0.17%	0.05%	0.13%

Risk element assets
Nonaccruing loans	$ 16,915	$ 14,663	$ 5,028	$ 1,895	$ 400
Loans past due 90 days – accruing	596	2,761	1,728	44	990
Restructured loans	-	-	-	-	-
Total nonperforming loans	17,511	17,424	6,756	1,939	1,390
Other real estate owned	2,025	2,112	1,152	656	622
Total nonperforming assets	$ 19,536	$ 19,536	$ 7,908	$ 2,595	$ 2,012

Nonperforming loans as a % of loans	2.10%	2.24%	0.87%	0.26%	0.19%
Nonperforming assets as a % of loans
and other real estate owned	2.33%	2.51%	1.01%	0.34%	0.28%
Nonperforming assets as a % of capital (b)	21.47%	21.92%	9.30%	3.26%	2.59%

(a) Annualized
(b) Capital includes the allowance for loan losses

Impaired loans under Statement of Financial Accounting Standards No. 114 were all on nonaccrual status and totaled $16,915,000 and $14,663,000 at March 31, 2008 and December 31, 2007, respectively.

Results of Operations

First Quarter, 2008 Compared to the First Quarter, 2007

Net income for the first quarter 2008 was $1,704,000, down from $2,311,000 in the first quarter 2007, a decrease of 26 percent.  Net income per diluted share was 29 cents in the first quarter 2008 compared to 39 cents per share in the first quarter 2007, a decrease of 26 percent. The decline in first quarter earnings results primarily from a higher provision for loan losses, lower net interest income and higher noninterest expense.

First quarter 2008 earnings include revenues and expenses of the previously announced acquisition of Minis on August 31, 2007.  Minis is a registered investment advisory firm based in Savannah, Georgia with approximately $500 million in assets under management.  Minis provides fee-only investment services and operates as a separate subsidiary of the Company.

First quarter average interest-earning assets increased 9.5 percent to $876 million in 2008 from $800 million in 2007.  First quarter net interest income was $8,071,000 in 2008 compared to $8,176,000 in 2007, a decrease of $105,000 or 1.3 percent.  First quarter average loans were $801 million in 2008, 10 percent higher when compared to $725 million in 2007.  First quarter net interest margin decreased to 3.70 percent in 2008 from 4.17 percent in the same period in 2007.  The prime rate decreased from 8.25 percent to 5.25 percent during the seven month period ended March 31, 2008.  As shown in Table 2, the decline in net interest margin was primarily due to the fact that our earning assets repriced faster than our deposits and other borrowings over the last 12 months.  In addition, the majority of our deposit growth over the past year was in higher cost deposits.  Competitive funding pressure from large banks and community banks resulting from the subprime and liquidity challenges in the financial markets significantly impacted funding costs during the first quarter 2008.

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

First quarter provision for loan losses was $1,070,000 for 2008, compared to $500,000 for the comparable period in 2007.  First quarter net charge-offs were $1,806,000 for 2008 compared to $234,000 in the first quarter 2007. First quarter loan growth was $26.1 million in 2008, primarily in real estate-secured loans, compared to $9.0 million in loan growth in the first quarter 2007.  The significantly higher level of charge-offs resulted primarily from nonperforming residential real estate-related loans in the Hilton Head Island / Bluffton, South Carolina market which were identified in the fourth quarter 2007 and quantified in the first quarter of 2008 as to the level of their impairment.  Impaired amounts were charged off in the first quarter 2008.

Noninterest income increased $711,000, or 68 percent in the first quarter of 2008 versus the same period in 2007 due to higher trust and asset management fees of $548,000, all of which was from Minis, and a non-operating hedging related gain of $284,000 partially offset by $147,000 in lower mortgage related income.  The non-operating hedging gain resulted from hedging ineffectiveness related to a $25 million interest rate swap which was terminated during the first quarter.

Noninterest expense increased to $6,150,000, up $1,003,000 or 19 percent in the first quarter 2008 compared to the first quarter 2007.  First quarter 2008 noninterest expense included $344,000 of expenses related to Minis.  Noninterest expense also included $140,000 of higher FDIC insurance premiums and approximately $180,000 of costs related to other real estate and loan costs.  A new banking office in Bluffton, South Carolina which opened in December 2007 also comprised approximately $140,000 of the first quarter increase in costs.  The remainder of the increase was due to higher personnel, occupancy and equipment and other expense in existing offices and departments.

The first quarter income tax expense was $910,000 in 2008 and and $1,270,000 in 2007.  The combined effective federal and state tax rates were 34.8 percent and 35.5 percent in the first quarter of 2008 and 2007, respectively.  Lower taxable income at the higher 35 percent rate and higher low income housing tax credits are the primary contributors to the lower first quarter effective tax rate  The Company has never recorded a valuation allowance against deferred tax assets.  All significant deferred tax assets are considered to be realizable due to expected future taxable income.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  The $26 million increase in loans in the first three months of 2008 was funded by approximately $7 million in net deposit growth, a $15 million reduction in the higher than normal cash equivalents at December 31, 2007 and the remainder from other borrowings.

Average total assets increased 12 percent to $935 million in the first three months of 2008 from $834 million in the same period in 2007.  Total assets were $946 million and $848 million at March 31, 2008 and 2007, respectively, an increase of 11 percent.

The Company has classified all investment securities as available for sale.  The unrealized gain/loss on investment securities and the net change in the fair value of derivative instruments are included in shareholders’ equity at March 31, 2008 and 2007 as accumulated other comprehensive income (loss), net of tax.

Brokered time deposits and institutional money market accounts totaled $131 million at March 31, 2008 compared to $127 million at December 31, 2007.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2008 and December 31, 2007, including a more detailed breakdown of real estate-secured loans by collateral type and purpose.

($ in thousands)	3/31/08	% of Total	12/31/07	% of Total	% Dollar Change
Non-residential real estate
Owner-occupied	$ 132,397	16	$ 118,714	15	12
Non owner-occupied	131,164	16	118,904	15	10
Construction	28,087	3	33,923	4	(17)
Commercial land and lot development	41,767	5	38,127	5	9.5
Total non-residential real estate	333,415	40	309,668	39	7.7
Residential real estate
Owner-occupied – 1-4 family	81,878	10	83,828	10	(2.3)
Non owner-occupied – 1-4 family	116,979	14	114,992	14	1.7
Construction	59,517	7	57,541	7	3.4
Residential land and lot development	108,163	13	109,718	14	(1.4)
Home equity lines	43,620	5	43,322	5	0.7
Total residential real estate	410,157	49	409,401	50	0.2
Total real estate loans	743,572	89	719,069	89	3.4
Commercial	73,487	9	71,370	9	3.0
Consumer	17,982	2	18,692	2	(3.8)
Unearned fees, net	(307)	-	(480)	-	(36)
Total loans, net of unearned fees	$ 834,734	100	$ 808,651	100	3.2

Capital Resources

The banking regulatory agencies have adopted capital requirements that specify the minimum level for which no prompt corrective action is required.  In addition, the FDIC assesses FDIC insurance premiums based on certain “well-capitalized” risk-based and equity capital ratios.  As of March 31, 2008, the Company and the Subsidiary Banks exceeded the minimum requirements necessary to be classified as “well-capitalized.”

Total tangible equity capital for the Company was $76.1 million, or 8.05 percent of total assets at March 31, 2008.  The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

						Well-
($ in thousands)	Company	Savannah	Bryan	Harbourside	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 82,978	$ 51,499	$ 18,811	$ 8,123	-	-
Total capital	92,988	58,096	21,176	9,104	-	-

Leverage Ratios
Tier 1 capital to average assets	8.88%	8.29%	8.83%	8.77%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk- weighted assets	10.39%	9.78%	9.95%	10.45%	4.00%	6.00%
Total capital to risk- weighted assets	11.64%	11.04%	11.20%	11.71%	8.00%	10.00%

Tier 1 and total capital at the Company level includes $10 million of subordinated debt issued to the Company’s nonconsolidated subsidiaries.  Total capital also includes the allowance for loan losses up to 1.25 percent of risk-weighted assets.

The capital ratios are above the well-capitalized threshold.  The Company currently has the regulatory capacity to add approximately $13 million of trust preferred borrowings and has access to the capital markets, if needed, to maintain the well-capitalized status of the Subsidiary Banks.  However, due to the recent events in the capital markets, the cost of trust preferred borrowings has increased from three-month LIBOR plus 150 basis points to the same index plus 300 to 350 basis points and the availability is currently less certain than in the past.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

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

During the first three months of 2008, portfolio loans increased $26 million to $835 million and deposits increased $7 million to $771 million.  The loan to deposit ratio was 108 percent at March 31, 2008.  In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the FHLB, temporary federal funds purchased lines with correspondent banks and non-local institutional and brokered deposits.  Contingency funding and liquidity sources include the ability to sell loans, or participations in certain loans, to investors and borrowings from the Federal Reserve Bank (“FRB”) discount window.

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB.  Under these agreements, the Subsidiary Banks have credit lines up to 80 percent (75 percent effective May 1, 2008) of the FHLB qualifying collateral value of their 1-4 family first mortgage loans and up to 50 percent of the FHLB qualifying collateral value of their home equity lines of credit and second mortgage residential loans.  The Subsidiary Banks’ individual borrowing limits range from 10 to 25 percent of assets.  In aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $122 million of which $54 million was advanced at March 31, 2008.  These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks.  The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide up to $20 million of funding needs for 30-60 days.  Savannah and Bryan have been approved to access the FRB discount window to borrow on a secured basis at 25 basis points over the Federal Funds Target Rate.  The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested.

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

The Company’s cash flow, maturity and repricing gap at March 31, 2008 was $76 million at one year, or 8.6 percent of total interest-earning assets.  At December 31, 2007 the gap at one year was $61 million, or 6.9 percent of total interest-earning assets.  Interest-earning assets with maturities over five years totaled approximately $38.0 million, or 4.3 percent of total interest-earning assets.  See Table 1 for cash flow, maturity and repricing gap.  The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income.  However, interest-earning assets with maturities and/or repricing dates over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

The Company is asset-sensitive within one year.  The decreases in the prime rate from 8.25 percent to 5.25 percent over the past year through March 31, 2008 and the level of nonaccruing loans have negatively impacted net interest income and net interest margin.  Earning assets repriced faster than our interest-bearing liabilities over the past year resulting in net interest margin compression in the first three months of 2008 as compared to the first three months of 2007.

Since June 2005, the Company has implemented various strategies to reduce the Company’s asset-sensitive position, primarily through the increased use of fixed rate loans, short maturity funding sources and hedging strategies such as interest rate floors, collars and swaps. In the first quarter 2008, the Company terminated $50 million of their interest rate swap positions for a gain of $2,369,000.  $284,000 of this gain was immediately recognized as income due to hedge ineffectiveness and the remainder will be amortized into interest income on a straight-line basis over the remaining lives of the swaps.  The Company still has in place $75 million of prime rate-based floors and collars with a floor strike rate of 6 percent.  These actions have reduced the Company’s exposure to falling interest rates.

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

Table 1 – Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of March 31, 2008:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	years	years	years	Total
Interest-earning assets
Investment securities	$ -	$ 8,749	$ 8,237	$ 21,338	$ 9,804	$ 12,401	$ 60,529
Interest-bearing deposits	1,166	558	205	415	-	-	2,344
Federal funds sold	4,998	-	-	-	-	-	4,998
Loans held for sale	-	793	-	-	-	-	793
Loans - fixed rates	-	64,709	126,129	146,036	35,544	23,732	396,150
Loans - variable rates	-	394,309	11,837	4,326	9,346	1,851	421,669
Total interest-earnings assets	6,164	469,118	146,408	172,115	54,694	37,984	886,483
Interest-bearing liabilities
NOW and savings	-	6,696	13,391	33,479	40,174	40,174	133,914
Money market accounts	-	89,247	49,117	28,067	42,100	-	208,531
Time deposits	-	136,499	175,068	23,590	7,072	260	342,489
Short-term borrowings	54,685	10,000	-	-	-	-	64,685
FHLB advances - long-term	-	69	659	1,011	11	10,145	11,895
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	54,685	252,821	238,235	86,147	89,357	50,579	771,824
Gap-Excess assets (liabilities)	(48,521)	216,297	(91,827)	85,968	(34,663)	(12,595)	114,659
Gap-Cumulative	$(48,521)	$ 167,776	$ 75,949	$ 161,917	$ 127,254	$ 114,659	$ 114,659
Cumulative sensitivity ratio *	.11	1.55	1.14	1.26	1.18	1.15	1.15

*   Cumulative interest-earning assets / cumulative interest-bearing liabilities

Table 2 – Average Balance Sheet and Rate/Volume Analysis – First Quarter, 2008 and 2007

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the first quarter of 2008 and 2007.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
3/31/08	3/31/07	3/31/08	3/31/07		3/31/08	3/31/07	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 6,910	$ 6,195	3.89	5.43	Interest-bearing deposits	$ 67	$ 83	$ (16)	$ (24)	$ 8
58,423	51,186	5.23	4.79	Investments - taxable	762	605	157	56	101
1,916	1,940	5.44	7.94	Investments - non-taxable	26	38	(12)	(12)	-
6,598	13,230	3.22	5.27	Federal funds sold	53	172	(119)	(68)	(51)
734	1,652	6.56	8.35	Loans held for sale	12	34	(22)	(7)	(15)
801,441	725,475	7.11	8.03	Loans (c)	14,213	14,367	(154)	(1,664)	1,510
876,022	799,678	6.93	7.76	Total interest-earning assets	15,133	15,299	(166)	(1,655)	1,489
58,734	34,355			Noninterest-earning assets
$934,756	$834,033			Total assets

				Liabilities and equity
				Deposits
$115,485	$109,131	1.56	2.01	NOW accounts	449	542	(93)	(122)	29
15,990	18,391	0.88	0.99	Savings accounts	35	45	(10)	(5)	(5)
135,539	132,016	2.75	4.09	Money market accounts	930	1,331	(401)	(441)	40
51,667	17,882	3.89	5.56	MMA - institutional	501	245	256	(74)	330
146,914	117,174	5.10	5.29	CDs, $100M or more	1,867	1,527	340	(56)	396
69,871	80,100	4.41	4.76	CDs, broker	769	940	(171)	(70)	(101)
129,993	119,332	4.85	4.97	Other time deposits	1,573	1,462	111	(36)	147
665,459	594,026	3.69	4.16	Total interest-bearing deposits	6,124	6,092	32	(696)	728
5,733	13,272	3.43	5.01	FHLB advances - long-term	49	164	(115)	(52)	(63)
83,349	49,352	3.33	5.14	Short-term borrowings	691	625	66	(223)	289
10,310	10,310	7.39	7.99	Subordinated debt	190	203	(13)	(15)	2
				Total interest-bearing
764,851	666,960	3.70	4.31	liabilities	7,054	7,084	(30)	(1,014)	984
83,522	93,132			Noninterest-bearing deposits
8,173	6,507			Other liabilities
78,210	67,434			Shareholders' equity
$934,756	$834,033			Liabilities and equity
		3.23	3.45	Interest rate spread
		3.70	4.17	Net interest margin
				Net interest income	$ 8,079	$ 8,215	$(136)	$ (641)	$ 505
$111,171	$132,718			Net earning assets
$748,981	$687,158			Average deposits
		3.28	3.60	Average cost of deposits
107%	106%			Average loan to deposit ratio

(a)  This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $8 and $39 in the first quarter 2008 and 2007.
(c) Average nonaccruing loans have been excluded from total average loans and included in noninterest-earning assets.

Table 3 - Off-Balance Sheet Arrangements

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business.  At March 31, 2008, the Company had unfunded commitments to extend credit of $144.0 million and outstanding stand-by letters of credit of $8.4 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

On February 24, 2006, Harbourside entered into a 20-year noncancellable operating lease for the main office building.  In March 2007, Harbourside entered into a ten-year lease agreement for a branch office location in Bluffton, South Carolina.  Also in March 2007, the Company entered into a five-year data processing agreement with its current processor.  Each of these obligations is included in the table below.

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances – long-term	$ 11,895	$ 723	$ 1,000	$ -	$ 10,172
Subordinated debt	10,310	-	-	-	10,310
Operating leases – buildings	11,814	1,031	1,526	3,181	6,076
Information technology contracts	4,748	1,161	2,427	1,160	-
Total	$ 38,767	$ 2,915	$ 4,953	$ 4,341	$ 26,558

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Part I of the 2007 Form 10-K, which could materially affect our business, financial condition and/or operating results.  There have been no material changes from those risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of the 2007 Form 10-K.

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

The Savannah Bancorp, Inc. (Registrant)

Date: 5/9/08	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 5/9/08	/s/ Robert B. Briscoe Robert B. Briscoe Chief Financial Officer (Principal Financial and Accounting Officer)