Form 10-Q
period 2008-06-30
SAVANNAH BANCORP INC
filed 2008-08-08
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
or

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
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding as of July 31, 2008
Common stock, $1.00 par value per share	5,931,008

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
June 30, 2008

Page

Cover Page	1

Form 10-Q Index	2

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2008 and 2007 and December 31, 2007	3

Consolidated Statements of Income
for the Three and Six Months Ended June 30, 2008 and 2007	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Six Months Ended June 30, 2008 and 2007	5

Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2008 and 2007	6

Condensed Notes to Consolidated Financial Statements	7-10

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	10-18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19-23

Item 4. Controls and Procedures	23

Part II – Other Information
Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	25

Part I – Financial Information
Item 1.  Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	June 30,	December 31,	June 30,
	2008	2007	2007
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 18,237	$ 12,721	$ 23,093
Federal funds sold	12,707	4,435	8,777
Interest-bearing deposits in banks	9,763	20,148	4,874
Cash and cash equivalents	40,707	37,304	36,744
Securities available for sale, at fair value (amortized
cost of $56,475, $60,241 and $64,379, respectively)	56,678	61,057	63,489
Loans held for sale	1,263	180	1,126
Loans, net of allowance for loan losses of $12,445,
$12,864 and $9,517, respectively	825,981	795,787	742,811
Premises and equipment, net	9,519	6,830	6,198
Other real estate owned	2,346	2,112	656
Bank-owned life insurance	6,100	5,985	5,870
Goodwill and other intangible assets, net	2,714	2,806	-
Other assets	18,292	20,398	15,770
Total assets	$ 963,600	$ 932,459	$ 872,664

Liabilities
Deposits:
Noninterest-bearing	$ 83,736	$ 88,503	$ 89,098
Interest-bearing demand	127,699	127,902	122,209
Savings	16,005	16,168	18,627
Money market	221,958	176,615	168,411
Time deposits	358,750	355,030	327,668
Total deposits	808,148	764,218	726,013
Short-term borrowings	46,961	70,599	56,437
Federal Home Loan Bank advances – long-term	11,826	2,973	3,142
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	7,892	8,087	6,737
Total liabilities	885,137	856,187	802,639

Shareholders' equity
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Common stock, par value $1 per share: authorized
20,000,000 shares; issued 5,931,008,
5,923,797 and 5,833,860 shares, respectively	5,931	5,924	5,834
Additional paid-in capital	38,419	38,279	36,347
Retained earnings	32,618	30,512	29,189
Treasury stock, 318 shares in 2008 and 2007	(4)	(4)	(4)
Accumulated other comprehensive income (loss), net	1,499	1,561	(1,341)
Total shareholders' equity	78,463	76,272	70,025
Total liabilities and shareholders' equity	$ 963,600	$ 932,459	$ 872,664

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$ 13,447	$ 14,872	$ 27,658	$ 29,224
Loans held for sale	20	35	32	69
Investment securities:
Taxable	673	645	1,350	1,184
Tax-exempt	22	26	44	51
Dividends	65	55	148	111
Deposits with banks	34	119	101	201
Federal funds sold	33	125	86	296
Total interest and dividend income	14,294	15,877	29,419	31,136
Interest expense
Deposits	5,358	6,479	11,482	12,571
Short-term borrowings	329	618	1,020	1,242
Federal Home Loan Bank advances	83	155	132	319
Subordinated debt	138	213	328	416
Total interest expense	5,908	7,465	12,962	14,548
Net interest income	8,386	8,412	16,457	16,588
Provision for loan losses	1,155	395	2,225	895
Net interest income after
provision for loan losses	7,231	8,017	14,232	15,693
Noninterest income
Trust and asset management fees	720	189	1,444	365
Service charges on deposit accounts	534	348	921	695
Mortgage related income, net	86	166	149	376
Other operating income	300	303	890	623
Gain (loss) on sale of OREO	17	(6)	16	(6)
Gain on sale of securities	134	-	134	-
Total noninterest income	1,791	1,000	3,554	2,053
Noninterest expense
Salaries and employee benefits	3,489	2,838	6,962	5,802
Occupancy and equipment	910	782	1,799	1,540
Information technology	395	381	788	806
Other operating expense	1,357	1,025	2,752	2,026
Total noninterest expense	6,151	5,026	12,301	10,174
Income before income taxes	2,871	3,991	5,485	7,572
Income tax expense	985	1,400	1,895	2,670
Net income	$ 1,886	$ 2,591	$ 3,590	$ 4,902
Net income per share:
Basic	$ 0.32	$ 0.44	$ 0.61	$ 0.84
Diluted	$ 0.32	$ 0.44	$ 0.60	$ 0.83
Dividends per share	$ 0.125	$ 0.120	$ 0.250	$ 0.240
The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
 ($ in thousands, except share data)
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Common shares issued
Shares, beginning of period	5,923,797	5,781,381
Common stock issued	7,211	-
Exercise of options	-	52,479
Shares, end of period	5,931,008	5,833,860

Treasury shares owned
Shares, beginning of period	318	318
Shares issued from treasury shares	-	-
Shares, end of period	318	318

Common stock
Balance, beginning of period	$ 5,924	$ 5,781
Common stock issued	7	-
Exercise of options	-	53
Balance, end of period	5,931	5,834

Additional paid-in capital
Balance, beginning of period	38,279	35,747
Common stock issued, net of issuance costs	68	-
Stock-based compensation, net	76	45
Exercise of options	(4)	555
Balance, end of period	38,419	36,347

Retained earnings
Balance, beginning of period	30,512	25,681
Net income	3,590	4,902
Dividends	(1,484)	(1,394)
Balance, end of period	32,618	29,189

Treasury stock
Balance, beginning and end of period	(4)	(4)

Accumulated other comprehensive income (loss), net
Balance, beginning of period	1,561	(631)
Change in unrealized gains/losses on securities
available for sale, net of tax	(384)	(398)
Change in fair value of derivative instruments, net of tax	322	(312)
Balance, end of period	1,499	(1,341)
Total shareholders' equity	$ 78,463	$ 70,025

Other comprehensive income, net
Net income	$ 3,590	$ 4,902
Change in unrealized gains/losses on securities
available for sale, net of tax	(384)	(398)
Change in fair value of derivative instruments, net of tax	322	(312)
Other comprehensive income, net	$ 3,528	$ 4,192

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 ($ in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$ 3,590	$ 4,902
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses	2,225	895
Loans originated for sale	(8,812)	(19,458)
Proceeds from sale of loans originated for sale	7,765	19,327
Net accretion of securities	(77)	(39)
Depreciation and amortization	453	497
Amortization of client list	72	-
Stock-based compensation expense	76	45
Accretion of gain on termination of derivatives	(594)	-
Increase in deferred income taxes, net	(1,091)	(142)
Gain on sale of loans, net	(36)	(81)
Gain on sale of securities	(134)	-
Write-down of other real estate owned	86	-
(Gain) loss on sales of foreclosed assets	(16)	6
Equity in net income of nonconsolidated subsidiary	(47)	(48)
Increase in CSV of bank-owned life insurance policies	(115)	(110)
Proceeds from termination of derivatives	2,369	-
Change in other assets and other liabilities, net	2,789	2,034
Net cash provided by operating activities	8,503	7,828
Investing activities
Activity in available for sale securities
Purchases	(11,214)	(19,042)
Sales	4,168	-
Maturities and calls	11,023	8,864
Loan originations and principal collections, net	(32,419)	(31,742)
Purchase of other real estate owned	(1,175)	(309)
Proceeds from sale of foreclosed assets	871	192
Additions to premises and equipment	(3,142)	(330)
Net cash used in investing activities	(31,888)	(42,367)
Financing activities
Net decrease in noninterest-bearing deposits	(4,767)	(12,058)
Net increase in interest-bearing deposits	48,697	31,247
Net (decrease) increase in short-term borrowings To repurchase and federal funds purchased	(23,638)	15,750
Net increase (decrease) in FHLB advances	8,853	(10,167)
Payment on note payable	(944)	-
Dividends paid	(1,484)	(1,394)
Issuance of common stock	71	-
Exercise of options	-	608
Net cash provided by financing activities	26,788	23,986
Increase (decrease) in cash and cash equivalents	3,403	(10,553)
Cash and cash equivalents, beginning of period	37,304	47,297
Cash and cash equivalents, end of period	$ 40,707	$ 36,744

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2007.  Certain prior period balances and formats have been reclassified to conform to the current period presentation.

The June 30, 2008 financial statements include the operations of Minis & Co., Inc. (“Minis”), a registered investment advisor, whose net assets were acquired as of the close of business on August 31, 2007.

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

Note 3 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Savannah Bank, N.A., Bryan Bank & Trust and Harbourside Community Bank (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances.  Cash reserves of $436,000, $469,000 and $362,000 were required as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively.  The Company pledged interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities sold under repurchase agreements.  Pledged cash balances were $6,500,000, $18,500,000 and $4,000,000 at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

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

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2008	2007	2008	2007
Average number of common shares outstanding - basic	5,931	5,824	5,929	5,759
Effect of dilutive options	21	75	23	131
Average number of common shares outstanding - diluted	5,952	5,899	5,952	5,890

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

Assets and liabilities measured at fair value under SFAS 157 on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
($ in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Investment securities	$ 56,678	$ -	$ 56,678	$ -
Loans held for sale	1,263	-	1,263	-
Impaired loans	16,991	-	-	16,991
Derivative asset positions	742	-	742	-

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

This MD&A and other Company communications and statements may contain "forward-looking statements." These forward-looking statements may include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and which may change based on various factors, many of which are beyond our control.  The words "may," "could," "should," "would," “will,” "believe," "anticipate," "estimate," "expect," "intend," “indicate,” "plan" and similar words are intended to identify expressions of the future.  These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control).  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rates, market and monetary fluctuations; competitors’ products and services; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exhaustive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Overview

For a comprehensive presentation of the Company’s financial condition at June 30, 2008 and 2007 and results of operations for the three and six month periods ended June 30, 2008 and 2007, the following analysis should be reviewed with other information including the Company’s December 31, 2007 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
Second Quarter Financial Highlights
 ($ in thousands, except share data)
(Unaudited)

Balance Sheet Data at June 30	2008	2007	% Change
Total assets	$ 963,600	$ 872,664	10
Interest-earning assets	901,643	829,589	8.7
Loans	838,426	752,328	11
Allowance for loan losses	12,445	9,517	31
Nonaccruing loans	16,991	1,895	NM
Loans past due 90 days – accruing	1,693	44	NM
Other real estate owned	2,346	656	NM
Net charge-offs	2,644	332	NM
Deposits	808,148	726,013	11
Interest-bearing liabilities	793,509	706,804	12
Shareholders' equity	78,463	70,025	12
Allowance for loan losses to total loans	1.48%	1.27%	17
Nonperforming assets to total loans and OREO	2.50%	0.34%	NM
Loan to deposit ratio	103.75%	103.62%	0.1
Equity to assets	8.14%	8.02%	1.5
Tier 1 capital to risk-weighted assets	10.50%	11.32%	(7.2)
Total capital to risk-weighted assets	11.75%	12.57%	(6.5)
Outstanding shares	5,931	5,834	1.7
Book value per share	$ 13.23	$ 12.00	10
Tangible book value per share	$ 12.77	$ 12.00	6.4
Market value per share	$ 13.00	$ 25.10	(48)

Performance Data for the Second Quarter

Net income	$ 1,886	$ 2,591	(27)
Return on average assets	0.80%	1.23%	(35)
Return on average equity	9.65%	14.94%	(35)
Net interest margin	3.77%	4.13%	(8.7)
Efficiency ratio	60.44%	53.40%	13
Per share data:
Net income – basic	$ 0.32	$ 0.44	(27)
Net income – diluted	$ 0.32	$ 0.44	(27)
Dividends	$ 0.125	$ 0.120	4.2
Average shares (000s):
Basic	5,931	5,824	1.8
Diluted	5,952	5,899	0.9

Performance Data for the First Six Months

Net income	$ 3,590	$ 4,902	(27)
Return on average assets	0.76%	1.17%	(35)
Return on average equity	9.18%	14.42%	(36)
Net interest margin	3.74%	4.15%	(9.9)
Efficiency ratio	61.47%	54.58%	13
Per share data:
Net income – basic	$ 0.61	$ 0.84	(27)
Net income – diluted	$ 0.60	$ 0.83	(28)
Dividends	$ 0.250	$ 0.240	4.2
Average shares (000s):
Basic	5,929	5,803	2.2
Diluted	5,952	5,895	1.0

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
Critical Accounting Estimate
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three and six month periods ended June 30, 2008 compared with the same periods in 2007.  Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company."  The Savannah Bank, N.A. is referred to as "Savannah," Bryan Bank & Trust is referred to as “Bryan” and Harbourside Community Bank is referred to as “Harbourside.”  Minis & Co., Inc. is referred to as “Minis.”  The operations of Minis, a registered investment advisor and wholly-owned subsidiary, are included beginning September 1, 2007.  Collectively, Savannah, Bryan and Harbourside are referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, Georgia and, as of June 30, 2008, had nine banking offices and eleven ATMs in Savannah and surrounding Chatham County, Georgia, Richmond Hill, Georgia and Hilton Head Island and Bluffton, South Carolina.  The Company also has mortgage lending offices in Savannah, Richmond Hill and Hilton Head Island and an investment management office in Savannah.  In addition, the Company has hired lenders in the Brunswick/St. Simons Island, Georgia market and expects to open a loan production office in the third quarter 2008.

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

The primary strategic objectives of the Company are growth in loans, deposits, product lines and service quality in existing markets, and quality expansion into new markets, within acceptable risk parameters, which result in enhanced shareholder value.

Critical Accounting Estimate – Allowance for Loan Losses

The Company considers its policies regarding the allowance for loan losses to be its most critical accounting estimate due to the significant degree of management judgment involved.  The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance. The amount of the allowance reflects management's opinion of an adequate level to absorb loan losses inherent in the loan portfolio at June 30, 2008.  The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations and concentrations of credit.  Other factors affecting the allowance are market interest rates, average loan size, portfolio maturity and composition, collateral values and general economic conditions.  Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the allowance amount.

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

The allowance for loan losses totaled $12,445,000, or 1.48 percent of total loans, at June 30, 2008.  This is compared to an allowance of $12,864,000, or 1.59 percent of total loans, at December 31, 2007.  For the six months ended June 30, 2008, the Company reported net charge-offs of $2,644,000 compared to net charge-offs of $332,000 for the same period in 2007.   The significantly higher level of charge-offs resulted primarily from nonperforming residential real estate-related loans in the Hilton Head Island / Bluffton, South Carolina area identified in the fourth quarter 2007 and quantified in the first quarter of 2008 as to their level of impairment.  Impaired amounts were charged off in the first and second quarters of 2008.

During the first six months of 2008 and 2007, a provision for loan losses of $2,225,000 and $895,000, respectively, was added to the allowance for loan losses.  Growth in the loan portfolio, loan losses, a continued weak residential real estate market, level or declining real estate values and tighter credit markets provide the primary basis for the higher provision for loan losses.

If the allowance for loan losses had changed by five percent, the effect on net income would have been approximately $410,000.  If the allowance had to be increased by this amount, it would not have changed the holding company or the Subsidiary Banks’ status as well-capitalized financial institutions.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

The following table provides historical information regarding the allowance for loan losses and nonperforming loans and assets for the most recent five quarters ended June 30, 2008.

The Savannah Bancorp, Inc. and Subsidiaries
Allowance for Loan Losses and Nonperforming Loans
(Unaudited)

	2008		2007
	Second	First	Fourth	Third	Second
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses
Balance at beginning of period	$ 12,128	$ 12,864	$ 9,842	$ 9,517	$ 9,220
Provision for loan losses	1,155	1,070	3,145	635	395
Net charge-offs	(838)	(1,806)	(123)	(310)	(98)
Balance at end of period	$ 12,445	$ 12,128	$ 12,864	$ 9,842	$ 9,517

As a % of loans	1.48%	1.45%	1.59%	1.26%	1.27%
As a % of nonperforming loans	66.61%	69.26%	73.83%	145.68%	490.82%
As a % of nonperforming assets	59.18%	62.08%	65.85%	124.46%	366.74%

Net charge-offs as a % of average loans (a)	0.40%	0.90%	0.07%	0.17%	0.05%

Risk element assets
Nonaccruing loans	$ 16,991	$ 16,915	$ 14,663	$ 5,028	$ 1,895
Loans past due 90 days – accruing	1,693	596	2,761	1,728	44
Total nonperforming loans	18,684	17,511	17,424	6,756	1,939
Other real estate owned	2,346	2,025	2,112	1,152	656
Total nonperforming assets	$ 21,030	$ 19,536	$ 19,536	$ 7,908	$ 2,595

Loans past due 30-89 days	$ 6,528	$ 11,014	$ 4,723	$ 5,302	$ 5,127

Nonperforming loans as a % of loans	2.22%	2.10%	2.24%	0.87%	0.26%
Nonperforming assets as a % of loans
and other real estate owned	2.50%	2.33%	2.51%	1.01%	0.34%
Nonperforming assets as a % of capital (b)	23.13%	21.47%	21.92%	9.30%	3.26%

(a) Annualized
(b) Capital includes the allowance for loan losses

Impaired loans under Statement of Financial Accounting Standards No. 114 were all on nonaccrual status and totaled $16,991,000 and $14,663,000 at June 30, 2008 and December 31, 2007, respectively.

Results of Operations

Second Quarter, 2008 Compared to the Second Quarter, 2007

Net income for the second quarter 2008 was $1,886,000, down from $2,591,000 in the second quarter 2007, a decrease of 27 percent.  Net income per diluted share was 32 cents in the second quarter 2008 compared to 44 cents per share in the second quarter 2007, a decrease of 27 percent. The decline in second quarter earnings results primarily from a higher provision for loan losses and lower net interest income. Return on average equity was 9.65 percent, return on average assets was 0.80 percent and the efficiency ratio was 60.44 percent in the second quarter 2008.  Second quarter 2008 earnings include the net income derived from the previously announced acquisition of Minis on August 31, 2007.

Second quarter average interest-earning assets increased 8.6 percent to $892 million in 2008 from $821 million in 2007.  Second quarter net interest income was $8,386,000 in 2008 compared to $8,412,000 in 2007, a decrease of $26,000.  Second quarter average loans were $819 million in 2008, 10 percent higher when compared to $742 million in 2007.  Second quarter net interest margin decreased to 3.77 percent in 2008 from 4.13 percent in the same period in 2007.  The prime rate decreased from 8.25 percent to 5.00 percent during the ten month period ended June 30, 2008.  As shown in Table 2, the decline in net interest margin was primarily due to the decline in noninterest-bearing deposits over the last 12 months.  In addition, much of our deposit growth over the past year was in higher cost deposits.  Competitive funding pressure from large banks and community banks resulting from the subprime and liquidity challenges in the financial markets significantly impacted funding costs during the second quarter 2008.

As shown in Table 1, the Company’s balance sheet is asset-sensitive since the interest-earning assets reprice faster than interest-bearing liabilities.  Deposit pricing in the Savannah and Bryan markets has also been impacted by new entrants into the market paying special deposit rates that are significantly higher than market deposit rates.  Additionally, as a new entrant in its market, Harbourside continues to incur higher than market deposit rates.

Second quarter provision for loan losses was $1,155,000 for 2008, compared to $395,000 for the comparable period in 2007.  Second quarter net charge-offs were $838,000 for 2008 compared to $98,000 in the second quarter 2007. Second quarter loan growth was $3.7 million in 2008 compared to $21.9 million in loan growth in the second quarter 2007.  The significantly higher level of charge-offs resulted primarily from nonperforming residential real estate-related loans in the Hilton Head Island / Bluffton, South Carolina market which were primarily identified in the fourth quarter 2007 and quantified in the first and second quarter of 2008 as to the level of their impairment.  Impaired amounts were charged off in the first and second quarter 2008.

Noninterest income increased $791,000, or 79 percent in the second quarter of 2008 versus the same period in 2007.  The increase was due to higher trust and asset management fees of $531,000, all of which was from Minis, higher service charges of $186,000 and a gain on the sale of securities of $134,000 partially offset by $80,000 in lower mortgage related income.  The higher service charges were primarily due to a new payment optimization program started in the first quarter 2008.

Noninterest expense increased to $6,151,000, up $1,125,000 or 22 percent in the second quarter 2008 compared to the second quarter 2007.  Second quarter 2008 noninterest expense included $353,000 of expenses related to Minis.  Noninterest expense also included $135,000 of higher FDIC insurance premiums and approximately $73,000 of costs related to other real estate and loan costs.  A new banking office in Bluffton, South Carolina which opened in December 2007 also comprised approximately $134,000 of the second quarter increase in costs.  The remainder of the increase was due to higher personnel, occupancy and equipment and other expense in existing offices and departments.

The second quarter income tax expense was $985,000 in 2008 and $1,400,000 in 2007.  The combined effective federal and state tax rates were 34.3 percent and 35.1 percent in the second quarter of 2008 and 2007, respectively.  Lower taxable income at the higher 35 percent tax bracket and higher low income housing tax credits are the primary contributors to the lower second quarter effective tax rate.  The Company has never recorded a valuation allowance against deferred tax assets.  All significant deferred tax assets are considered to be realizable due to expected future taxable income.

First Six Months, 2008 Compared to the First Six Months, 2007

Net income in the first six months 2008 was $3,590,000, down from $4,902,000 in the first six months 2007, a decrease of 27 percent.  Net income per diluted share was 60 cents in the first six months 2008 and 83 cents in the same period in 2007, a decrease of 28 percent.  While the Company experienced growth in interest-earning assets it was offset by a higher provision for loan losses and higher noninterest expenses.  Return on average equity was 9.18 percent, return on average assets was 0.76 percent and the efficiency ratio was 61.47 percent in the first six months 2008.  Earnings for the first six months of 2008 include the net income derived from the previously announced acquisition of Minis.

Average interest-earning assets for the first six months increased 9.0 percent to $884 million in 2008 from $811 million in 2007.  First six months net interest income was $16,457,000 in 2008 compared to $16,588,000 in 2007, a decrease of $131,000.  Average loans were $810 million for the first six months of 2008, 10 percent higher when compared to $734 million in 2007.  The net interest margin decreased to 3.74 percent in the first half of 2008 from 4.15 percent in the same period in 2007.  As shown in Table 3, the decline in net interest margin was primarily due to the fact that our earning assets repriced faster than our deposits over the last 12 months.  In addition, the majority of our deposit growth over the past year was in higher cost deposits.  Competitive funding pressure from large banks and community banks resulting from the subprime and liquidity challenges in the financial markets significantly impacted funding costs during the first half of 2008.  As shown in Table 1, the Company’s balance sheet is asset-sensitive since the interest-earning assets reprice faster than interest-bearing liabilities.  Rising interest rates favorably impact the net interest margin of an asset-sensitive balance sheet and falling rates adversely impact the net interest margin.  However, when the prime rate stops decreasing, the interest rates on time deposits, certain non-maturity deposits and other funding sources will continue to decline due to the re-pricing lag associated with those liabilities.

First six months provision for loan losses was $2,225,000 for 2008, compared to $895,000 for 2007.  Net charge-offs for the first six months were $2,644,000 for 2008 compared to $332,000 in the same period in 2007.  Changes in the provision are impacted as discussed under the "Allowance for Loan Losses" section above.  First six months loan growth was $29.8 million in 2008, primarily in real estate secured loans, compared to $31.4 million in the first six months 2007.  The significantly higher level of charge-offs resulted primarily from nonperforming residential real estate-related loans in the Hilton Head Island / Bluffton, South Carolina market which were primarily identified in the fourth quarter 2007 and quantified in the first and second quarter of 2008 as to the level of their impairment.  Impaired amounts were charged off in the first and second quarter of 2008.

Noninterest income was $3,554,000 in the first six months 2008 compared to $2,053,000 in the first six months 2007, an increase of $1,501,000 or 73 percent.  The increase was due to higher trust and asset management fees of $1,079,000, all of which was from Minis, and a non-operating hedging related gain of $284,000 partially offset by lower mortgage related income. Customer service charges increased 33 percent, or $226,000, of which $185,000 was related to a new payment optimization program.  No market valuation adjustments were required for loans held for sale during the first six months of 2008 or 2007.

Noninterest expense was $12,301,000 in the first six months of 2008 compared to $10,174,000 in 2007, an increase of $2,127,000, or 21 percent.  Second quarter 2008 noninterest expense included $697,000 of expenses related to Minis.  A new banking office in Bluffton, South Carolina which opened in December 2007 also comprised approximately $274,000 of the increase in costs.  Salaries and benefits increased $1,160,000, or 20 percent.  Occupancy and equipment expenses increased approximately $259,000, or 17 percent.  Other operating expense increased $726,000 or 36 percent and included $276,000 of higher FDIC insurance premiums and approximately $260,000 of costs related to other real estate and loan costs.

The first six months income tax expense was $1,895,000 in 2008 and $2,670,000 in 2007.  The combined effective federal and state tax rates were 34.5 percent and 35.3 percent in the first six months of 2008 and 2007, respectively.  Lower taxable income at the higher 35 percent tax bracket and higher low income housing tax credits are the primary contributors to the lower effective tax rate in 2008.  The Company has never recorded a valuation allowance against deferred tax assets.  All deferred tax assets are considered to be realizable due to expected future taxable income.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  The $30 million increase in loans in the first six months of 2008 was funded by approximately $44 million in net deposit growth.  Short and long-term borrowings decreased approximately $15 million.

Average total assets increased 11 percent to $942 million in the first six months of 2008 from $845 million in the same period in 2007.  Total assets were $964 million and $873 million at June 30, 2008 and 2007, respectively, an increase of 10 percent.

The Company has classified all investment securities as available for sale.  The unrealized gain/loss on investment securities and the net change in the fair value of derivative instruments are included in shareholders’ equity at June 30, 2008 and 2007 as accumulated other comprehensive income (loss), net of tax.

Brokered time deposits and institutional money market accounts totaled $150 million at June 30, 2008 compared to $127 million at December 31, 2007.

Loans

The following table shows the composition of the loan portfolio as of June 30, 2008 and December 31, 2007, including a more detailed breakdown of real estate-secured loans by collateral type and purpose.

($ in thousands)	6/30/08	% of Total	12/31/07	% of Total	% Dollar Change
Non-residential real estate
Owner-occupied	$ 136,838	16	$ 118,714	15	15
Non owner-occupied	116,475	14	118,904	15	(2)
Construction	25,567	3	33,923	4	(25)
Commercial land and lot development	38,943	5	38,127	5	2
Total non-residential real estate	317,823	38	309,668	39	3
Residential real estate
Owner-occupied – 1-4 family	84,526	10	83,828	10	1
Non owner-occupied – 1-4 family	126,816	15	114,992	14	10
Construction	55,151	7	57,541	7	(4)
Residential land and lot development	108,082	13	109,718	14	(1)
Home equity lines	47,178	5	43,322	5	9
Total residential real estate	421,753	50	409,401	50	3
Total real estate loans	739,576	88	719,069	89	3
Commercial	80,217	10	71,370	9	12
Consumer	18,882	2	18,692	2	1
Unearned fees, net	(249)	-	(480)	-	(48)
Total loans, net of unearned fees	$ 838,426	100	$ 808,651	100	4

Capital Resources

The banking regulatory agencies have adopted capital requirements that specify the minimum level for which no prompt corrective action is required.  In addition, the FDIC assesses FDIC insurance premiums based on certain “well-capitalized” risk-based and equity capital ratios.  As of June 30, 2008, the Company and the Subsidiary Banks exceeded the minimum requirements necessary to be classified as “well-capitalized.”

Total tangible equity capital for the Company was $75.7 million, or 7.86 percent of total assets at June 30, 2008.  The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

						Well-
($ in thousands)	Company	Savannah	Bryan	Harbourside	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 84,250	$ 52,580	$ 19,146	$ 7,666	-	-
Total capital	94,310	59,184	21,569	8,630	-	-

Leverage Ratios
Tier 1 capital to average assets	8.87%	8.33%	8.85%	8.15%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk- weighted assets	10.50%	9.99%	9.88%	9.99%	4.00%	6.00%
Total capital to risk- weighted assets	11.75%	11.24%	11.14%	11.24%	8.00%	10.00%

Tier 1 and total capital at the Company level includes $10 million of subordinated debt issued to the Company’s nonconsolidated subsidiaries.  Total capital also includes the allowance for loan losses up to 1.25 percent of risk-weighted assets.

The capital ratios are above the well-capitalized threshold.  The Company currently has the regulatory capacity to add approximately $14 million of trust preferred borrowings and has access to the capital markets, if needed, to maintain the well-capitalized status of the Subsidiary Banks.  However, due to the recent events in the capital markets, the cost of trust preferred borrowings has increased from three-month LIBOR plus 150 basis points to the same index plus 300 to 350 basis points and the availability is currently less certain than in the past.

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

During the first six months of 2008, portfolio loans increased $30 million to $838 million and deposits increased $44 million to $808 million.  The deposit growth includes a $24 million increase in the institutional money market accounts.  The loan to deposit ratio was 104 percent at June 30, 2008.  In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the FHLB, temporary federal funds purchased lines with correspondent banks and non-local institutional and brokered deposits.  Contingency funding and liquidity sources include the ability to sell loans, or participations in certain loans, to investors and borrowings from the Federal Reserve Bank (“FRB”) discount window.

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB.  Under these agreements, the Subsidiary Banks have credit lines up to 75 percent of the FHLB qualifying collateral value of their 1-4 family first mortgage loans and up to 50 percent of the FHLB qualifying collateral value of their home equity lines of credit and second mortgage residential loans.  The Subsidiary Banks’ individual borrowing limits range from 10 to 25 percent of assets.  In aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $121 million of which $33 million was advanced at June 30, 2008.  These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks.  The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide up to $20 million of funding needs for 30-60 days.  Savannah and Bryan have been approved to access the FRB discount window to borrow on a secured basis at 25 basis points over the Federal Funds Target Rate.  Harbourside has submitted the necessary paperwork and is awaiting approval from the FRB.  The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested.

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

The Company’s cash flow, maturity and repricing gap at June 30, 2008 was $103 million at one year, or 11 percent of total interest-earning assets.  At December 31, 2007 the gap at one year was $61 million, or 6.9 percent of total interest-earning assets.  Interest-earning assets with maturities over five years totaled approximately $40 million, or 4.4 percent of total interest-earning assets.  See Table 1 for cash flow, maturity and repricing gap.  The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income.  However, interest-earning assets with maturities and/or repricing dates over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

The Company is asset-sensitive within one year.  The decreases in the prime rate from 8.25 percent to 5.00 percent over the past year through June 30, 2008, the level of nonaccruing loans and changes in the deposit mix have negatively impacted net interest income and net interest margin in the first six months of 2008 compared to the same period in 2007.  Over the past year earning assets repriced faster than our deposits and our growth was primarily in higher cost deposits resulting in net interest margin compression in the first six months of 2008 as compared to the first six months of 2007.

The Company has implemented various strategies to reduce the Company’s asset-sensitive position, primarily through the increased use of fixed rate loans, short maturity funding sources and hedging strategies such as interest rate floors, collars and swaps. In the first six months of 2008, the Company terminated $50 million of their interest rate swap positions for a gain of $2,369,000.  $284,000 of this gain was immediately recognized as income due to hedge ineffectiveness and the remainder will be amortized into interest income on a straight-line basis over the remaining lives of the swaps.

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

Table 1 – Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of June 30, 2008:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	years	years	years	Total
Interest-earning assets
Investment securities	$ -	$ 7,537	$ 12,627	$ 14,617	$ 7,307	$ 14,590	$ 56,678
Interest-bearing deposits	9,143	165	40	415	-	-	9,763
Federal funds sold	12,707	-	-	-	-	-	12,707
Loans held for sale	-	1,263	-	-	-	-	1,263
Loans - fixed rates	-	67,495	124,722	141,698	30,494	23,213	387,622
Loans - variable rates	-	405,207	12,833	5,146	8,571	1,853	433,610
Total interest-earnings assets	21,850	481,667	150,222	161,876	46,372	39,656	901,643
Interest-bearing liabilities
NOW and savings	-	7,186	14,370	35,926	43,111	43,111	143,704
Money market accounts	-	94,352	52,543	30,025	45,038	-	221,958
Time deposits	-	158,412	162,526	27,717	6,975	120	358,750
Short-term borrowings	46,961	-	-	-	-	-	46,961
FHLB advances - long-term	-	300	360	11,011	11	144	11,826
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	46,961	270,560	232,799	104,679	95,135	43,375	793,509
Gap-Excess assets (liabilities)	(25,111)	211,107	(82,577)	57,197	(48,763)	(3,719)	108,134
Gap-Cumulative	$ (25,111)	$ 185,996	$ 103,419	$ 160,616	$ 111,853	$ 108,134	$ 108,134
Cumulative sensitivity ratio *	.47	1.59	1.19	1.25	1.15	1.14	1.14

*   Cumulative interest-earning assets / cumulative interest-bearing liabilities

Table 2 – Average Balance Sheet and Rate/Volume Analysis – Second Quarter, 2008 and 2007

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the second quarter of 2008 and 2007.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
6/30/08	6/30/07	6/30/08	6/30/07		6/30/08	6/30/07	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 5,675	$ 9,207	2.40	5.18	Interest-bearing deposits	$ 34	$ 119	$ (85)	$ (64)	$ (21)
57,466	56,757	5.17	5.01	Investments – taxable	741	709	32	23	9
1,915	2,060	5.24	7.79	Investments - non-taxable	25	40	(15)	(13)	(2)
7,080	9,408	1.87	5.33	Federal funds sold	33	125	(92)	(81)	(11)
980	2,063	8.19	6.80	Loans held for sale	20	35	(15)	7	(22)
819,281	741,758	6.58	8.05	Loans (c)	13,449	14,888	(1,439)	(2,718)	1,279
892,397	821,253	6.43	7.77	Total interest-earning assets	14,302	15,916	(1,614)	(2,744)	1,130
57,540	34,736			Noninterest-earning assets
$949,937	$855,989			Total assets

				Liabilities and equity
				Deposits
$121,168	$120,092	1.16	2.09	NOW accounts	351	625	(274)	(278)	4
15,882	18,799	0.88	1.02	Savings accounts	35	48	(13)	(7)	(6)
138,915	128,106	2.25	4.11	Money market accounts	778	1,313	(535)	(594)	59
68,601	34,291	2.50	5.51	MMA - institutional	427	471	(44)	(257)	213
149,010	125,404	4.64	5.36	CDs, $100M or more	1,724	1,677	47	(225)	272
69,404	68,149	3.44	4.78	CDs, broker	595	812	(217)	(228)	11
131,358	121,831	4.42	5.05	Other time deposits	1,448	1,533	(85)	(191)	106
694,338	616,672	3.10	4.21	Total interest-bearing deposits	5,358	6,479	(1,121)	(1,707)	586
11,876	12,095	2.80	5.14	FHLB advances - long-term	83	155	(72)	(71)	(1)
62,738	48,122	2.10	5.14	Short-term borrowings	329	617	(288)	(365)	77
10,310	10,310	5.37	8.33	Subordinated debt	138	214	(76)	(76)	-
				Total interest-bearing
779,262	687,199	3.04	4.36	liabilities	5,908	7,465	(1,557)	(2,262)	705
84,130	92,844			Noninterest-bearing deposits
7,949	6,363			Other liabilities
78,596	69,583			Shareholders' equity
$949,937	$855,989			Liabilities and equity
		3.39	3.41	Interest rate spread
		3.77	4.13	Net interest margin
				Net interest income	$ 8,394	$ 8,451	$ (57)	$ (482)	$ 425
$113,135	$134,054			Net earning assets
$778,468	$709,516			Average deposits
		2.76	3.66	Average cost of deposits
105%	105%			Average loan to deposit ratio

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $8 and $39 in the second quarter 2008 and 2007, respectively.
(c) Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Table 3 - Average Balance Sheet and Rate/Volume Analysis – First Six Months, 2008 and 2007

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the first six months of 2008 and 2007.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
YTD	YTD	YTD	YTD		YTD	YTD	Vari-
6/30/08	6/30/07	6/30/08	6/30/07		6/30/08	6/30/07	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 6,294	$ 7,710	3.22	5.26	Interest-bearing deposits	$ 101	$ 201	$ (100)	$ (78)	$ (22)
57,945	53,986	5.20	4.91	Investments - taxable	1,502	1,314	188	78	110
1,915	2,000	5.45	7.86	Investments - non-taxable	52	78	(26)	(24)	(2)
6,750	11,309	2.56	5.28	Federal funds sold	86	296	(210)	(153)	(57)
857	1,859	7.49	7.48	Loans held for sale	32	69	(37)	-	(37)
810,364	733,661	6.85	8.04	Loans (c)	27,662	29,256	(1,594)	(4,353)	2,759
884,125	810,525	6.68	7.77	Total interest-earning assets	29,435	31,214	(1,779)	(4,405)	2,626
58,133	34,546			Noninterest-earning assets
$942,258	$845,071			Total assets

				Liabilities and equity
				Deposits
$118,326	$114,642	1.35	2.05	NOW accounts	799	1,167	(368)	(400)	32
15,935	18,596	0.91	1.01	Savings accounts	72	93	(21)	(9)	(12)
137,228	121,890	2.49	4.37	Money market accounts	1,706	2,643	(937)	(1,143)	206
60,134	34,291	3.09	4.21	MMA - institutional	928	716	212	(192)	404
147,962	121,312	4.87	5.30	CDs, $100M or more	3,593	3,189	404	(260)	664
69,637	74,090	3.93	4.81	CDs, broker	1,364	1,768	(404)	(325)	(79)
130,675	120,588	4.63	5.01	Other time deposits	3,020	2,995	25	(228)	253
679,897	605,409	3.39	4.19	Total interest-bearing deposits	11,482	12,571	(1,089)	(2,415)	1,326
8,804	12,680	3.01	5.07	FHLB advances - long-term	132	319	(187)	(130)	(57)
72,956	48,734	2.80	5.14	Short-term borrowings	1,020	1,242	(222)	(569)	347
10,310	10,310	6.38	8.14	Subordinated debt	328	416	(88)	(90)	2
				Total interest-bearing
771,967	677,133	3.37	4.33	liabilities	12,962	14,548	(1,586)	(3,241)	1,655
83,827	92,988			Noninterest-bearing deposits
8,060	6,406			Other liabilities
78,404	68,544			Shareholders' equity
$942,258	$845,071			Liabilities and equity
		3.31	3.44	Interest rate spread
		3.74	4.15	Net interest margin
				Net interest income	$16,473	$ 16,666	$ (193)	$(1,164)	$ 971
$112,158	$133,392			Net earning assets
$763,724	$698,397			Average deposits
		3.02	3.63	Average cost of deposits
106%	105%			Average loan to deposit ratio

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $16 and $78 in 2008 and 2007, respectively.
(c) Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Table 4 - Off-Balance Sheet Arrangements

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business.  At June 30, 2008, the Company had unfunded commitments to extend credit of $126 million and outstanding stand-by letters of credit of $8 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

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

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances – long-term	$ 11,826	$ 655	$ 1,000	$ -	$ 10,171
Subordinated debt	10,310	-	-	-	10,310
Operating leases – buildings	11,656	1,077	1,498	5,030	4,051
Information technology contracts	4,460	1,169	2,445	846	-
Total	$ 38,252	$ 2,901	$ 4,943	$ 5,876	$ 24,532

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  None

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.

Annual Meeting of Shareholders Held April 24, 2008

Annual Meeting Quorum
At the 2008 Annual Meeting of Shareholders held on April 24, 2008, there were 4,667,561 shares present in person or by proxy, representing 79 percent of the 5,931,008 outstanding shares. The following actions were taken by the shareholders.

Election and Re-election of Four Directors
Shareholders voted to elect four Directors of Class III to serve until the Annual Meeting of Shareholders in 2010. 4,661,717 shares representing 99.9 percent of the shares present were cast in favor of the election of directors; 5,844 shares were withheld on selected directors.

Ratification of Independent Registered Public Accountants
Shareholders voted to approve the selection of Mauldin & Jenkins, LLP as independent registered public accountants to audit the Company's financial statements for the year 2008.  4,639,295 shares, representing 99.4 percent of the shares present were cast in favor of the ratification of the appointment of Mauldin & Jenkins, LLP as independent registered public accountants, 26,696 shares or 0.6 percent of the shares present abstained and 1,570 shares voted against the ratification of the independent registered public accountants.

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

The Savannah Bancorp, Inc. (Registrant)

Date: 8/8/08	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 8/8/08	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Acting Chief Financial Officer (Principal Financial and Accounting Officer)