Form 10-Q
period 2008-09-30
SAVANNAH BANCORP INC
filed 2008-11-10
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or

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
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2008
Common stock, $1.00 par value per share	5,933,789

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
September 30, 2008

Page

Cover Page	1

Form 10-Q Index	2

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2008 and 2007 and December 31, 2007	3

Consolidated Statements of Income
for the Three and Nine Months Ended September 30, 2008 and 2007	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Nine Months Ended September 30, 2008 and 2007	5

Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2008 and 2007	6

Condensed Notes to Consolidated Financial Statements	7-10

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	10-18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19-23

Item 4. Controls and Procedures	23

Part II – Other Information
Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	25

Part I – Financial Information
Item 1.  Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	September 30,	December 31,	September 30,
	2008	2007	2007
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 14,968	$ 12,721	$ 16,211
Federal funds sold	11,570	4,435	6,747
Interest-bearing deposits in banks	4,221	20,148	2,073
Cash and cash equivalents	30,759	37,304	25,031
Securities available for sale, at fair value (amortized
cost of $61,200, $60,241 and $62,192, respectively)	61,803	61,057	62,171
Loans held for sale	326	180	41
Loans, net of allowance for loan losses of $12,390,
$12,864 and $9,842, respectively	842,057	795,787	768,420
Premises and equipment, net	11,196	6,830	6,525
Other real estate owned	6,168	2,112	1,152
Bank-owned life insurance	6,160	5,985	5,926
Goodwill and other intangible assets, net	2,678	2,806	2,773
Other assets	20,194	20,398	17,157
Total assets	$ 981,341	$ 932,459	$ 889,196

Liabilities
Deposits:
Noninterest-bearing	$ 86,290	$ 88,503	$ 90,342
Interest-bearing demand	118,951	127,902	107,879
Savings	14,572	16,168	17,043
Money market	186,659	176,615	188,947
Time deposits	397,011	355,030	341,667
Total deposits	803,483	764,218	745,878
Short-term borrowings	67,782	70,599	48,453
Federal Home Loan Bank advances – long-term	11,756	2,973	3,058
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	8,415	8,087	6,333
Total liabilities	901,746	856,187	814,032

Shareholders' equity
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Common stock, par value $1 per share: authorized
20,000,000 shares; issued 5,933,789,
5,923,797 and 5,916,797 shares, respectively	5,934	5,924	5,917
Additional paid-in capital	38,496	38,279	38,260
Retained earnings	33,514	30,512	30,870
Treasury stock, 318 shares in 2008 and 2007	(4)	(4)	(4)
Accumulated other comprehensive income, net	1,655	1,561	121
Total shareholders' equity	79,595	76,272	75,164
Total liabilities and shareholders' equity	$ 981,341	$ 932,459	$ 889,196

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$ 13,333	$ 15,196	$ 40,991	$ 44,420
Loans held for sale	20	15	52	84
Investment securities:
Taxable	665	717	2,016	1,901
Tax-exempt	23	21	67	72
Dividends	34	56	181	167
Deposits with banks	30	44	131	245
Federal funds sold	31	130	117	426
Total interest and dividend income	14,136	16,179	43,555	47,315
Interest expense
Deposits	5,391	6,963	16,873	19,534
Short-term borrowings	269	647	1,289	1,889
Federal Home Loan Bank advances	82	48	214	367
Subordinated debt	143	213	471	629
Total interest expense	5,885	7,871	18,847	22,419
Net interest income	8,251	8,308	24,708	24,896
Provision for loan losses	1,505	635	3,730	1,530
Net interest income after
provision for loan losses	6,746	7,673	20,978	23,366
Noninterest income
Trust and asset management fees	713	379	2,157	744
Service charges on deposit accounts	513	339	1,434	1,034
Mortgage related income, net	86	141	235	517
Other operating income	726	305	1,616	928
Loss on sale of OREO	(17)	-	(1)	(6)
Gain on sale of securities	-	-	134	-
Total noninterest income	2,021	1,164	5,575	3,217
Noninterest expense
Salaries and employee benefits	3,479	2,919	10,441	8,721
Occupancy and equipment	967	796	2,766	2,336
Information technology	424	388	1,212	1,194
Other operating expense	1,364	1,073	4,116	3,099
Total noninterest expense	6,234	5,176	18,535	15,350
Income before income taxes	2,533	3,661	8,018	11,233
Income tax expense	895	1,280	2,790	3,950
Net income	$ 1,638	$ 2,381	$ 5,228	$ 7,283
Net income per share:
Basic	$ 0.28	$ 0.41	$ 0.88	$ 1.25
Diluted	$ 0.28	$ 0.40	$ 0.88	$ 1.23
Dividends per share	$ 0.125	$ 0.120	$ 0.375	$ 0.360
The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
 ($ in thousands, except share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Common shares issued
Shares, beginning of period	5,923,797	5,781,381
Common stock issued	6,211	71,000
Exercise of options	3,781	64,416
Shares, end of period	5,933,789	5,916,797

Treasury shares owned
Shares, beginning of period	318	318
Shares issued from treasury shares	-	-
Shares, end of period	318	318

Common stock
Balance, beginning of period	$ 5,924	$ 5,781
Common stock issued	6	71
Exercise of options	4	65
Balance, end of period	5,934	5,917
Additional paid-in capital
Balance, beginning of period	38,279	35,747
Common stock issued, net of issuance costs	68	1,709
Stock-based compensation, net	117	121
Exercise of options	32	683
Balance, end of period	38,496	38,260
Retained earnings
Balance, beginning of period	30,512	25,681
Net income	5,228	7,283
Dividends	(2,226)	(2,094)
Balance, end of period	33,514	30,870
Treasury stock
Balance, beginning and end of period	(4)	(4)
Accumulated other comprehensive income (loss), net
Balance, beginning of period	1,561	(631)
Change in unrealized gains/losses on securities
available for sale, net of tax	(133)	139
Change in fair value of derivative instruments, net of tax	227	613
Balance, end of period	1,655	121
Total shareholders' equity	$ 79,595	$ 75,164

Other comprehensive income, net
Net income	$ 5,228	$ 7,283
Change in unrealized gains/losses on securities
available for sale, net of tax	(133)	139
Change in fair value of derivative instruments, net of tax	227	613
Other comprehensive income, net	$ 5,322	$ 8,035

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 ($ in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Operating activities
Net income	$ 5,228	$ 7,283
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses	3,730	1,530
Loans originated for sale	(10,168)	(21,997)
Proceeds from sale of loans originated for sale	10,069	22,986
Net accretion of securities	(94)	(80)
Depreciation and amortization	875	752
Amortization of client list	108	12
Stock-based compensation expense	117	123
Accretion of gain on termination of derivatives	(1,194)	-
Decrease (increase) in deferred income taxes, net	586	(326)
Gain on sale of loans, net	(47)	(116)
Gain on sale of securities	(134)	-
Write-down of other real estate owned	86	-
Loss on sales of foreclosed assets	1	6
Equity in net income of nonconsolidated subsidiary	(68)	(69)
Increase in CSV of bank-owned life insurance policies	(175)	(166)
Proceeds from termination of derivatives	2,369	-
Change in other assets and other liabilities, net	288	1,910
Net cash provided by operating activities	11,577	11,848
Investing activities
Activity in available for sale securities
Purchases	(21,015)	(22,660)
Sales	4,168	-
Maturities and calls	16,116	14,710
Loan originations and principal collections, net	(50,000)	(57,986)
Purchase of other real estate owned	(5,311)	(805)
Proceeds from sale of foreclosed assets	1,168	192
Investment in consolidated subsidiary	-	(1,875)
Additions to premises and equipment	(5,241)	(912)
Net cash used in investing activities	(60,115)	(69,336)
Financing activities
Net decrease in noninterest-bearing deposits	(2,213)	(10,814)
Net increase in interest-bearing deposits	41,478	49,868
Net (decrease) increase in short-term borrowings To repurchase and federal funds purchased	(2,817)	7,766
Net increase (decrease) in FHLB advances	8,783	(10,251)
Payment on note payable	(1,122)	-
Dividends paid	(2,226)	(2,094)
Issuance of common stock	74	-
Exercise of options	36	747
Net cash provided by financing activities	41,993	35,222
Decrease in cash and cash equivalents	(6,545)	(22,266)
Cash and cash equivalents, beginning of period	37,304	47,297
Cash and cash equivalents, end of period	$ 30,759	$ 25,031

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2007.  Certain prior period balances and formats have been reclassified to conform to the current period presentation.

The September 30, 2008 financial statements include the operations of Minis & Co., Inc. (“Minis”), a registered investment advisor, whose net assets were acquired as of the close of business on August 31, 2007.

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

Note 3 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Savannah Bank, N.A., Bryan Bank & Trust and Harbourside Community Bank (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances.  Cash reserves of $449,000, $469,000 and $689,000 were required as of September 30, 2008, December 31, 2007 and September 30, 2007, respectively.  The Company pledged interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities sold under repurchase agreements.  Pledged cash balances were $3,300,000, $18,500,000 and $500,000 at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

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

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2008	2007	2008	2007
Average number of common shares outstanding - basic	5,930	5,862	5,929	5,823
Effect of dilutive options	13	66	20	82
Average number of common shares outstanding - diluted	5,943	5,928	5,949	5,905

Note 5 - Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In October of 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-3 to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

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

Assets and liabilities measured at fair value under SFAS 157 on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
($ in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Investment securities	$ 61,803	$ -	$ 61,803	$ -
Loans held for sale	326	-	326	-
Impaired loans	17,753	-	-	17,753
Derivative asset positions	1,154	-	1,154	-

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

Overview

For a comprehensive presentation of the Company’s financial condition at September 30, 2008 and 2007 and results of operations for the three and nine month periods ended September, 2008 and 2007, the following analysis should be reviewed with other information including the Company’s December 31, 2007 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
Third Quarter Financial Highlights
 ($ in thousands, except share data)
(Unaudited)

Balance Sheet Data at September 30	2008	2007	% Change
Total assets	$ 981,341	$ 889,196	10
Interest-earning assets	914,010	844,287	8.3
Loans	854,447	778,262	9.8
Allowance for loan losses	12,390	9,842	26
Nonaccruing loans	17,753	5,028	NM
Loans past due 90 days – accruing	4,274	1,728	NM
Other real estate owned	6,168	1,152	NM
Net charge-offs	4,204	642	NM
Deposits	803,483	745,878	7.7
Interest-bearing liabilities	807,041	717,357	13
Shareholders' equity	79,595	75,164	5.9
Allowance for loan losses to total loans	1.45%	1.26%	15
Nonperforming assets to total loans and OREO	3.28%	1.02%	NM
Loan to deposit ratio	106.34%	104.34%	1.9
Equity to assets	8.11%	8.45%	(4.0)
Tier 1 capital to risk-weighted assets	10.32%	11.04%	(6.5)
Total capital to risk-weighted assets	11.58%	12.29%	(5.8)
Outstanding shares	5,934	5,917	0.3
Book value per share	$ 13.41	$ 12.70	5.6
Tangible book value per share	$ 12.96	$ 12.23	6.0
Market value per share	$ 13.25	$ 24.69	(46)

Performance Data for the Third Quarter

Net income	$ 1,638	$ 2,381	(31)
Return on average assets	0.68%	1.08%	(37)
Return on average equity	8.24%	13.04%	(37)
Net interest margin	3.63%	3.95%	(8.1)
Efficiency ratio	60.69%	54.65%	11
Per share data:
Net income – basic	$ 0.28	$ 0.41	(32)
Net income – diluted	$ 0.28	$ 0.40	(30)
Dividends	$ 0.125	$ 0.120	4.2
Average shares (000s):
Basic	5,930	5,862	1.2
Diluted	5,943	5,928	0.3

Performance Data for the First Nine Months

Net income	$ 5,228	$ 7,283	(28)
Return on average assets	0.74%	1.14%	(35)
Return on average equity	8.88%	13.94%	(36)
Net interest margin	3.70%	4.08%	(9.3)
Efficiency ratio	61.21%	54.60%	12
Per share data:
Net income – basic	$ 0.88	$ 1.25	(30)
Net income – diluted	$ 0.88	$ 1.23	(28)
Dividends	$ 0.375	$ 0.360	4.2
Average shares (000s):
Basic	5,929	5,823	1.8
Diluted	5,949	5,905	0.7

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
Critical Accounting Estimate
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three and nine month periods ended September 30, 2008 compared with the same periods in 2007.  Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company."  The Savannah Bank, N.A. is referred to as "Savannah," Bryan Bank & Trust is referred to as “Bryan” and Harbourside Community Bank is referred to as “Harbourside.”  Minis & Co., Inc. is referred to as “Minis.”  The operations of Minis, a registered investment advisor and wholly-owned subsidiary, are included beginning September 1, 2007.  The Company formed a new subsidiary, SAVB Holdings, LLC (“SAVB Holdings”), in the third quarter 2008 for the purpose of holding problem loans and other real estate.  Collectively, Savannah, Bryan and Harbourside are referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, Georgia and, as of September 30, 2008, had ten banking offices and twelve ATMs in Savannah and surrounding Chatham County, Georgia, Richmond Hill, Georgia and Hilton Head Island and Bluffton, South Carolina.  In the third quarter 2008 Bryan opened its second office in Richmond Hill.  The Company also relocated its regional banking operations center to this facility from previously leased space.  The Company also has mortgage lending offices in Savannah, Richmond Hill and Hilton Head Island and an investment management office in Savannah.  In addition, the Company has hired lenders in the Brunswick/St. Simons Island, Georgia market and opened a loan production office during the third quarter 2008.

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

Critical Accounting Estimate – Allowance for Loan Losses

The Company considers its policies regarding the allowance for loan losses to be its most critical accounting estimate due to the significant degree of management judgment involved.  The allowance for loan losses is established through charges in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the allowance reflects management's opinion of an adequate level to absorb loan losses inherent in the loan portfolio at September 30, 2008.  The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations and concentrations of credit.  Other factors affecting the allowance are market interest rates, average loan size, portfolio maturity and composition, collateral values and general economic conditions.  Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the allowance amount.

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

The allowance for loan losses totaled $12,390,000, or 1.45 percent of total loans, at September 30, 2008.  This is compared to an allowance of $12,864,000, or 1.59 percent of total loans, at December 31, 2007.  For the nine months ended September 30, 2008, the Company reported net charge-offs of $4,204,000 compared to net charge-offs of $642,000 for the same period in 2007.  The significantly higher level of charge-offs resulted primarily from nonperforming residential real estate-related loans in the Hilton Head Island / Bluffton, South Carolina area.  In addition when SAVB Holdings was formed the loans sold to the new entity were marked to market through a charge to the allowance for loan losses.

During the first nine months of 2008 and 2007, a provision for loan losses of $3,730,000 and $1,530,000, respectively, was added to the allowance for loan losses.  Growth in the loan portfolio, loan losses, a continued weak residential real estate market, level or declining real estate values and tighter credit markets provide the primary basis for the higher provision for loan losses.

If the allowance for loan losses had changed by five percent, the effect on net income would have been approximately $405,000.  If the allowance had to be increased by this amount, it would not have changed the holding company or the Subsidiary Banks’ status as well-capitalized financial institutions.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

The following table provides historical information regarding the allowance for loan losses and nonperforming loans and assets for the most recent five quarters ended September 30, 2008.

The Savannah Bancorp, Inc. and Subsidiaries
Allowance for Loan Losses and Nonperforming Loans
(Unaudited)

		2008			2007
	Third	Second	First	Fourth	Third
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses
Balance at beginning of period	$ 12,445	$ 12,128	$ 12,864	$ 9,842	$ 9,517
Provision for loan losses	1,505	1,155	1,070	3,145	635
Net charge-offs	(1,560)	(838)	(1,806)	(123)	(310)
Balance at end of period	$ 12,390	$ 12,445	$ 12,128	$ 12,864	$ 9,842

As a % of loans	1.45%	1.48%	1.45%	1.59%	1.26%
As a % of nonperforming loans	56.25%	66.61%	69.26%	73.83%	145.68%
As a % of nonperforming assets	43.94%	59.18%	62.08%	65.85%	124.46%

Net charge-offs as a % of average loans (a)	0.75%	0.40%	0.90%	0.07%	0.17%

Risk element assets
Nonaccruing loans	$ 17,753	$ 16,991	$ 16,915	$ 14,663	$ 5,028
Loans past due 90 days – accruing	4,274	1,693	596	2,761	1,728
Total nonperforming loans	22,027	18,684	17,511	17,424	6,756
Other real estate owned	6,168	2,346	2,025	2,112	1,152
Total nonperforming assets	$ 28,195	$ 21,030	$ 19,536	$ 19,536	$ 7,908

Loans past due 30-89 days	$ 8,841	$ 6,528	$ 11,014	$ 4,723	$ 5,302

Nonperforming loans as a % of loans	2.58%	2.22%	2.10%	2.24%	0.87%
Nonperforming assets as a % of loans
and other real estate owned	3.28%	2.50%	2.33%	2.51%	1.01%
Nonperforming assets as a % of capital (b)	30.65%	23.13%	21.47%	21.92%	9.30%

(a) Annualized
(b) Capital includes the allowance for loan losses

Impaired loans under Statement of Financial Accounting Standards No. 114 were all on nonaccrual status and totaled $17,753,000 and $14,663,000 at September 30, 2008 and December 31, 2007, respectively.

Nonperforming assets include a single residential property of approximately $4.0 million that was added in the third quarter 2008.  The Company does not expect any loss on this property.  In addition, the Company had approximately $2.2 million of other real estate that was under contract at September 30, 2008 and sold subsequent to quarter-end without significant loss.

Results of Operations

Third Quarter, 2008 Compared to the Third Quarter, 2007

Net income for the third quarter 2008 was $1,638,000, down from $2,381,000 in the third quarter 2007, a decrease of 31 percent.  Net income per diluted share was 28 cents in the third quarter 2008 compared to 40 cents per share in the third quarter 2007, a decrease of 30 percent. The decline in third quarter earnings results primarily from a higher provision for loan losses. Return on average equity was 8.24 percent, return on average assets was 0.68 percent and the efficiency ratio was 60.69 percent in the third quarter 2008.  Third quarter 2008 earnings include the net income derived from the previously announced acquisition of Minis on August 31, 2007.

Third quarter average interest-earning assets increased 7.6 percent to $902 million in 2008 from $838 million in 2007.  Third quarter net interest income was $8,251,000 in 2008 compared to $8,308,000 in 2007, a decrease of $57,000.  Third quarter average loans were $830 million in 2008, 9.2 percent higher when compared to $760 million in 2007.  Third quarter net interest margin decreased to 3.63 percent in 2008 from 3.95 percent in the same period in 2007.  The prime rate decreased from 7.75 percent to 5.00 percent during the twelve month period ended September 30, 2008.  As shown in Table 2, the decline in net interest margin was primarily due to the decline in noninterest-bearing deposits over the last 12 months and higher levels of noninterest-earning assets.

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

Third quarter provision for loan losses was $1,505,000 for 2008, compared to $635,000 for the comparable period in 2007.  Third quarter net charge-offs were $1,560,000 for 2008 compared to $310,000 in the same quarter in 2007. Third quarter loan growth was $16 million in 2008 compared to $26 million in loan growth in the third quarter 2007.  The significantly higher level of charge-offs resulted primarily from nonperforming residential real estate-related loans in the Hilton Head Island / Bluffton, South Carolina market.

Noninterest income increased $857,000, or 74 percent in the third quarter of 2008 versus the same period in 2007.  The increase was due to higher trust and asset management fees of $334,000, all of which was from Minis, higher service charges of $174,000 and a non-operating hedging related gain of $430,000 partially offset by $55,000 in lower mortgage related income.  The higher service charges were primarily due to a new payment optimization program started in the first quarter 2008.

Noninterest expense increased to $6,234,000, up $1,058,000 or 20 percent in the third quarter 2008 compared to the third quarter 2007.  Third quarter 2008 noninterest expense included $338,000 of expenses related to Minis.  Noninterest expense also included $121,000 of higher FDIC insurance premiums and approximately $63,000 of higher expense related to other real estate and loan costs.  A new banking office in Bluffton, South Carolina which opened in December 2007 also comprised approximately $135,000 of the third quarter increase in costs.  The remainder of the increase was due to higher personnel, occupancy and equipment and other expense in existing offices and departments.

The third quarter income tax expense was $895,000 in 2008 and $1,280,000 in 2007.  The combined effective federal and state tax rates were 35.3 percent and 35.0 percent in the third quarter of 2008 and 2007, respectively.  The Company has never recorded a valuation allowance against deferred tax assets.  All significant deferred tax assets are considered to be realizable due to expected future taxable income.

First Nine Months, 2008 Compared to the First Nine Months, 2007

Net income in the first nine months 2008 was $5,228,000, down from $7,283,000 in the first nine months 2007, a decrease of 28 percent.  Net income per diluted share was 88 cents in the first nine months 2008 and $1.23 in the same period in 2007, a decrease of 28 percent.  While the Company experienced growth in interest-earning assets it was offset by a higher provision for loan losses and higher noninterest expenses.  Return on average equity was 8.88 percent, return on average assets was 0.74 percent and the efficiency ratio was 61.21 percent in the first nine months 2008.  Earnings for the first nine months of 2008 include the net income derived from the previously announced acquisition of Minis.

Average interest-earning assets for the first nine months increased 8.5 percent to $890 million in 2008 from $820 million in 2007.  First nine months net interest income was $24,708,000 in 2008 compared to $24,896,000 in 2007, a decrease of $188,000.  Average loans were $817 million for the first nine months of 2008, 10 percent higher when compared to $743 million in 2007.  The net interest margin decreased to 3.70 percent in the first nine months of 2008 from 4.08 percent in the same period in 2007.  As shown in Table 3, the decline in net interest margin was primarily due to the decline in noninterest-bearing deposits over the last 12 months and higher levels of noninterest-earning assets.

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

First nine months provision for loan losses was $3,730,000 for 2008, compared to $1,530,000 for 2007.  Net charge-offs for the first nine months were $4,204,000 for 2008 compared to $642,000 in the same period in 2007.  Changes in the provision are impacted as discussed under the "Allowance for Loan Losses" section above.  First nine months loan growth was $46 million in 2008, primarily in real estate secured loans, compared to $57 million in the first nine months 2007.  The significantly higher level of charge-offs resulted primarily from nonperforming residential real estate-related loans in the Hilton Head Island / Bluffton, South Carolina market.

Noninterest income was $5,575,000 in the first nine months 2008 compared to $3,217,000 in the first nine months 2007, an increase of $2,358,000 or 73 percent.  The increase was due to higher trust and asset management fees of $1,413,000, all of which was from Minis, and non-operating hedging related gains of $714,000 partially offset by lower mortgage related income. Customer service charges increased 39 percent, or $400,000, primarily due to a new payment optimization program.  No market valuation adjustments were required for loans held for sale during the first nine months of 2008 or 2007.

Noninterest expense was $18,535,000 in the first nine months of 2008 compared to $15,350,000 in 2007, an increase of $3,185,000, or 21 percent.  In 2008 noninterest expense included $1,034,000 of expenses related to Minis.  A new banking office in Bluffton, South Carolina which opened in December 2007 also comprised approximately $410,000 of the increase in costs.  Salaries and benefits increased $1,720,000, or 20 percent.  Occupancy and equipment expenses increased approximately $430,000, or 18 percent.  Other operating expense increased $1,017,000 or 33 percent and included $396,000 of higher FDIC insurance premiums and approximately $323,000 of higher expense related to other real estate and loan costs.

The first nine months income tax expense was $2,790,000 in 2008 and $3,950,000 in 2007.  The combined effective federal and state tax rates were 34.8 percent and 35.2 percent in the first nine months of 2008 and 2007, respectively.  Lower taxable income at the higher 35 percent tax bracket and higher low income housing tax credits are the primary contributors to the lower effective tax rate in 2008.  The Company has never recorded a valuation allowance against deferred tax assets.  All deferred tax assets are considered to be realizable due to expected future taxable income.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  The $46 million increase in loans in the first nine months of 2008 was funded primarily by $39 million in net deposit growth.  Short and long-term borrowings increased approximately $6 million.

Average total assets increased 11 percent to $950 million in the first nine months of 2008 from $855 million in the same period in 2007.  Total assets were $981 million and $889 million at September 30, 2008 and 2007, respectively, an increase of 10 percent.

The Company has classified all investment securities as available for sale.  The unrealized gain/loss on investment securities and the net change in the fair value of derivative instruments are included in shareholders’ equity at September 30, 2008 and 2007 as accumulated other comprehensive income (loss), net of tax.

Brokered time deposits and institutional money market accounts totaled $182 million at September 30, 2008 compared to $127 million at December 31, 2007.

Short-term borrowings include a $12.5 million note payable to a related party, the proceeds of which were used to fund SAVB Holdings.  The note bears interest at prime plus two percent with a floor of six percent.  Principal payments are due monthly based on repayments, sales or other activity in the assets held by SAVB Holdings.  Interest is due monthly.  The note requires a cumulative principal pay down of $2.5 million by September 30, 2009, with all indebtedness due and payable by September 30, 2010.  The agreement includes customary performance covenants and a guarantee of the Company.

Loans

The following table shows the composition of the loan portfolio as of September 30, 2008 and December 31, 2007, including a more detailed breakdown of real estate-secured loans by collateral type and purpose.

($ in thousands)	9/30/08	% of Total	12/31/07	% of Total	% Dollar Change
Non-residential real estate
Owner-occupied	$ 138,570	16	$ 118,714	15	17
Non owner-occupied	122,867	14	118,904	15	3
Construction	24,036	3	33,923	4	(29)
Commercial land and lot development	41,690	5	38,127	5	9
Total non-residential real estate	327,163	38	309,668	39	6
Residential real estate
Owner-occupied – 1-4 family	84,589	10	83,828	10	1
Non owner-occupied – 1-4 family	130,804	15	114,992	14	14
Construction	52,239	6	57,541	7	(9)
Residential land and lot development	110,071	13	109,718	14	0
Home equity lines	50,586	6	43,322	5	17
Total residential real estate	428,289	50	409,401	50	5
Total real estate loans	755,452	88	719,069	89	5
Commercial	80,991	10	71,370	9	13
Consumer	18,260	2	18,692	2	(2)
Unearned fees, net	(256)	-	(480)	-	(47)
Total loans, net of unearned fees	$ 854,447	100	$ 808,651	100	6

Capital Resources

The banking regulatory agencies have adopted capital requirements that specify the minimum level for which no prompt corrective action is required.  In addition, the FDIC assesses FDIC insurance premiums based on certain “well-capitalized” risk-based and equity capital ratios.  As of September 30, 2008, the Company and the Subsidiary Banks exceeded the minimum requirements necessary to be classified as “well-capitalized.”

Total tangible equity capital for the Company was $76.9 million, or 7.84 percent of total assets at September 30, 2008.  The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

						Well-
($ in thousands)	Company	Savannah	Bryan	Harbourside	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 85,262	$ 53,478	$ 19,851	$ 6,966	-	-
Total capital	95,611	60,188	22,456	7,793	-	-

Leverage Ratios
Tier 1 capital to average assets	8.84%	8.42%	8.76%	7.34	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk- weighted assets	10.32%	9.99%	9.53%	10.61%	4.00%	6.00%
Total capital to risk- weighted assets	11.58%	11.25%	10.78%	11.86%	8.00%	10.00%

Tier 1 and total capital at the Company level includes $10 million of subordinated debt issued to the Company’s nonconsolidated subsidiaries.  Total capital also includes the allowance for loan losses up to 1.25 percent of risk-weighted assets.

The capital ratios are above the well-capitalized threshold.  The Company currently has the regulatory capacity to add approximately $14 million of trust preferred borrowings and has access to the capital markets, if needed, to maintain the well-capitalized status of the Subsidiary Banks.  However, due to the recent events in the capital markets, the cost of trust preferred borrowings has increased from three-month LIBOR plus 150 basis points to the same index plus 400 to 450 basis points and the availability is currently less certain than in the past.

The Company is evaluating the TARP and other liquidity programs recently provided by the United States Treasury.  Under TARP the Company has access to approximately $8 to $24 million in additional capital.

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

During the first nine months of 2008, portfolio loans increased $46 million to $854 million and deposits increased $39 million to $803 million.  The deposit growth includes a $29 million increase in the institutional money market accounts.  The loan to deposit ratio was 106 percent at September 30, 2008.  In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the FHLB, temporary federal funds purchased lines with correspondent banks and non-local institutional and brokered deposits.  Contingency funding and liquidity sources include the ability to sell loans, or participations in certain loans, to investors and borrowings from the Federal Reserve Bank (“FRB”) discount window.

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB.  Under these agreements, the Subsidiary Banks have credit lines up to 75 percent of the FHLB qualifying collateral value of their 1-4 family first mortgage loans and up to 50 percent of the FHLB qualifying collateral value of their home equity lines of credit and second mortgage residential loans.  The Subsidiary Banks’ individual borrowing limits range from 10 to 25 percent of assets.  In aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $116 million of which $45 million was advanced at September 30, 2008.  These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks.  The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide up to $20 million of funding needs for 30-60 days.  The Subsidiary Banks have been approved to access the FRB discount window to borrow on a secured basis at 25 basis points over the Federal Funds Target Rate.  The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested.

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

The Company’s cash flow, maturity and repricing gap at September 30, 2008 was $67 million at one year, or 7.3 percent of total interest-earning assets.  At December 31, 2007 the gap at one year was $61 million, or 6.9 percent of total interest-earning assets.  Interest-earning assets with maturities over five years totaled approximately $63 million, or 6.9 percent of total interest-earning assets.  See Table 1 for cash flow, maturity and repricing gap.  The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income.  However, interest-earning assets with maturities and/or repricing dates over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

The Company is asset-sensitive within one year.  The decreases in the prime rate from 7.75 percent to 5.00 percent over the past year through September 30, 2008, the level of nonaccruing loans and changes in the deposit mix have negatively impacted net interest income and net interest margin in the first nine months of 2008 compared to the same period in 2007.  Over the past year earning assets repriced faster than our deposits and our growth was primarily in higher cost deposits resulting in net interest margin compression in the first nine months of 2008 as compared to the first nine months of 2007.

The Company has implemented various strategies to reduce the Company’s asset-sensitive position, primarily through the increased use of fixed rate loans, short maturity funding sources and hedging strategies such as interest rate floors, collars and swaps. In the first nine months of 2008, the Company terminated $50 million of interest rate swap positions for a gain of $2,369,000.  $714,000 of this gain was recognized as noninterest income due to hedge ineffectiveness and the remainder will be amortized into interest income on a straight-line basis over the remaining lives of the swaps.  The Company still has in place $75 million of prime rate-based floors and collars with a floor strike rate of 6 percent.  These actions have reduced the Company’s exposure to falling interest rates.

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

Table 1 – Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of September 30, 2008:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	years	years	years	Total
Interest-earning assets
Investment securities	$ -	$ 6,427	$ 12,380	$ 15,882	$ 11,775	$ 14,736	$ 61,200
Interest-bearing deposits	3,686	-	120	415	-	-	4,221
Federal funds sold	11,570	-	-	-	-	-	11,570
Loans held for sale	-	326	-	-	-	-	326
Loans - fixed rates	-	56,901	130,539	143,935	38,625	40,660	410,660
Loans - variable rates	-	394,784	13,113	4,685	5,920	7,531	426,033
Total interest-earnings assets	15,256	458,438	156,152	164,917	56,320	62,927	914,010
Interest-bearing liabilities
NOW and savings	-	6,677	13,352	33,381	40,057	40,056	133,523
Money market accounts	-	92,103	38,934	22,248	33,374	-	186,659
Time deposits	-	137,808	194,762	56,644	7,584	213	397,011
Short-term borrowings	57,782	10,000	-	-	-	-	67,782
FHLB advances - long-term	-	487	1,004	10,011	12	242	11,756
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	57,782	257,385	248,052	122,284	81,027	40,511	807,041
Gap-Excess assets (liabilities)	(42,526)	201,053	(91,900)	42,633	(24,707)	22,416	106,969
Gap-Cumulative	$ (42,526)	$ 158,527	$ 66,627	$ 109,260	$ 84,553	$ 106,969	$ 106,969
Cumulative sensitivity ratio *	.26	1.50	1.12	1.16	1.11	1.13	1.13

*   Cumulative interest-earning assets / cumulative interest-bearing liabilities

 Table 2 – Average Balance Sheet and Rate/Volume Analysis – Third Quarter, 2008 and 2007

 The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the third quarter of 2008 and 2007.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
9/30/08	9/30/07	9/30/08	9/30/07		9/30/08	9/30/07	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 5,530	$ 3,370	2.15	5.18	Interest-bearing deposits	$ 30	$ 44	$ (14)	$ (26)	$ 12
57,053	60,393	4.88	5.13	Investments - taxable	702	781	(79)	(38)	(41)
1,912	2,320	5.39	6.16	Investments - non-taxable	26	36	(10)	(5)	(5)
6,356	10,183	1.94	5.06	Federal funds sold	31	130	(99)	(80)	(19)
1,189	825	6.67	7.21	Loans held for sale	20	15	5	(1)	6
829,952	760,495	6.37	7.94	Loans (c)	13,334	15,212	(1,878)	(3,009)	1,131
901,992	837,586	6.22	7.68	Total interest-earning assets	14,143	16,218	(2,075)	(3,082)	1,007
62,770	37,946			Noninterest-earning assets
$964,762	$875,532			Total assets

				Liabilities and equity
				Deposits
$118,182	$114,157	1.15	2.04	NOW accounts	344	586	(242)	(256)	14
15,450	17,722	0.90	0.99	Savings accounts	35	44	(9)	(4)	(5)
134,961	138,104	2.42	4.20	Money market accounts	822	1,462	(640)	(620)	(20)
71,632	37,577	2.40	5.30	MMA - institutional	433	502	(69)	(275)	206
150,487	135,026	4.28	5.38	CDs, $100M or more	1,625	1,831	(206)	(374)	168
95,919	76,391	3.26	4.97	CDs, broker	787	956	(169)	(329)	160
133,062	123,740	4.01	5.07	Other time deposits	1,345	1,582	(237)	(331)	94
719,693	642,717	2.97	4.30	Total interest-bearing deposits	5,391	6,963	(1,572)	(2,155)	583
11,802	3,108	2.76	6.13	FHLB advances - long-term	82	48	34	(26)	60
52,162	50,760	2.05	5.06	Short-term borrowings	267	647	(380)	(388)	8
10,310	10,310	5.50	8.20	Subordinated debt	143	213	(70)	(70)	-
				Total interest-bearing
793,967	706,895	2.94	4.42	liabilities	5,883	7,871	(1,988)	(2,637)	649
83,562	88,654			Noninterest-bearing deposits
8,198	7,547			Other liabilities
79,035	72,436			Shareholders' equity
$964,762	$875,532			Liabilities and equity
		3.28	3.26	Interest rate spread
		3.63	3.95	Net interest margin
				Net interest income	$ 8,260	$ 8,347	$ (87)	$ (445)	$ 358
$108,025	$130,691			Net earning assets
$803,255	$731,371			Average deposits
		2.66	3.78	Average cost of deposits
103%	104%			Average loan to deposit ratio

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $7 and $39 in the third quarter 2008 and 2007, respectively.
       (c) Average nonaccruing loans have been excluded from total average loans and categorized in noninterest

 Table 3 - Average Balance Sheet and Rate/Volume Analysis – First Nine Months, 2008 and 2007

 The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the first nine months of 2008 and 2007.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
YTD	YTD	YTD	YTD		YTD	YTD	Vari-
9/30/08	9/30/07	9/30/08	9/30/07		9/30/08	9/30/07	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 6,038	$ 6,246	2.89	5.24	Interest-bearing deposits	$ 131	$ 245	$ (114)	$ (110)	$ (4)
57,646	56,146	5.09	4.99	Investments - taxable	2,203	2,095	108	42	66
1,915	2,107	5.50	7.23	Investments - non-taxable	79	114	(35)	(27)	(8)
6,618	10,928	2.36	5.21	Federal funds sold	117	426	(309)	(234)	(75)
968	1,510	7.16	7.44	Loans held for sale	52	84	(32)	(3)	(29)
816,939	742,703	6.69	8.01	Loans (c)	40,997	44,468	(3,471)	(7,359)	3,888
890,124	819,640	6.52	7.74	Total interest-earning assets	43,579	47,432	(3,853)	(7,507)	3,654
59,689	35,696			Noninterest-earning assets
$949,813	$855,336			Total assets

				Liabilities and equity
				Deposits
$118,278	$114,477	1.29	2.05	NOW accounts	1,141	1,752	(611)	(653)	42
15,773	18,301	0.90	1.00	Savings accounts	106	137	(31)	(14)	(17)
136,467	125,176	2.47	4.39	Money market accounts	2,529	4,106	(1,577)	(1,804)	227
63,994	37,577	2.83	4.33	MMA - institutional	1,361	1,218	143	(423)	566
148,809	125,933	4.67	5.35	CDs, $100M or more	5,219	5,038	181	(643)	824
78,462	74,866	3.66	4.83	CDs, broker	2,153	2,706	(553)	(658)	105
131,476	121,651	4.42	5.03	Other time deposits	4,364	4,577	(213)	(557)	344
693,259	617,981	3.24	4.23	Total interest-bearing deposits	16,873	19,534	(2,661)	(4,593)	1,932
9,812	9,454	2.91	5.19	FHLB advances - long-term	214	367	(153)	(162)	9
65,973	49,416	2.60	5.11	Short-term borrowings	1,289	1,889	(600)	(931)	331
10,310	10,310	6.09	8.16	Subordinated debt	471	629	(158)	(160)	2
				Total interest-bearing
779,354	687,161	3.22	4.36	liabilities	18,847	22,419	(3,572)	(5,881)	2,309
83,738	91,527			Noninterest-bearing deposits
8,105	6,792			Other liabilities
78,616	69,856			Shareholders' equity
$949,813	$855,336			Liabilities and equity
		3.30	3.38	Interest rate spread
		3.70	4.08	Net interest margin
				Net interest income	$24,732	$ 25,013	$ (281)	$(1,626)	$ 1,345
$110,770	$132,479			Net earning assets
$776,997	$709,508			Average deposits
		2.89	3.68	Average cost of deposits
105%	105%			Average loan to deposit ratio

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $24 and $117 in 2008 and 2007, respectively.
       (c) Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Table 4 - Off-Balance Sheet Arrangements

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business.  At September 30, 2008, the Company had unfunded commitments to extend credit of $126 million and outstanding stand-by letters of credit of $8 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

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

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances – long-term	$ 11,756	$ 1,586	$ -	$ -	$ 10,170
Subordinated debt	10,310	-	-	-	10,310
Operating leases – buildings	11,452	1,021	1,516	6,889	2,026
Information technology contracts	4,172	1,178	2,463	531	-
Total	$ 37,690	$ 3,785	$ 3,979	$ 7,420	$ 22,506

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

The Savannah Bancorp, Inc.
(Registrant)

Date: 11/10/08	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 11/10/08	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Acting Chief Financial Officer (Principal Financial and Accounting Officer)