Form 10-K
period 2008-12-31
SAVANNAH BANCORP INC
filed 2009-03-16
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting and non-voting common equity at June 30, 2008 held by non-affiliates, based on the price of the last trade of $13.00 per share times 4,637,291 non-affiliated shares, was $60,284,783.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
As of February 28, 2009, the registrant had outstanding 5,933,789 shares of common stock.

Portions of the 2008 Annual Report to Shareholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated March 26, 2009 are incorporated in Part III of this report.

REGISTRANT'S DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated by Reference	Part Number and Item Number of Form 10-K Into Which Incorporated

Pages F-31 and F-32 of Registrant's 2008 Annual Report to Shareholders	Part II, Item 5, Market for Registrant's Common Equity and Related Shareholder Matters

Pages F-29-31, F-39, F-44-45 of Registrant's 2008 Annual Report to Shareholders	Part II, Item 6, Selected Financial Data

Pages F-29 through F-45 of Registrant's 2008 Annual Report to Shareholders	Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages F-40, F-41 and F-43 of Registrant's 2008 Annual Report to Shareholders	Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk

Pages F-4 through F-28 of Registrant's 2008 Annual Report to Shareholders	Part II, Item 8, Financial Statements and Supplementary Data

Pages 4 through 15 of Registrant's Proxy Statement in connection with its Annual Shareholders' Meeting to be held April 23, 2009 (“2009 Proxy Statement”)	Part III, Item 10, Directors and Executive Officers

Page 12 and pages 15 through 21 of Registrant's 2009 Proxy Statement	Part III, Item 11, Executive Compensation

Pages 4 through 8 and page 21 of Registrant's 2009 Proxy Statement	Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Page 22 of Registrant's 2009 Proxy Statement	Part III, Item 13, Certain Relationships and Related Transactions

Pages 22 and 23 of Registrant’s 2009 Proxy Statement	Part III, Item 14, Principal Accountant Fees and Services

Pages F-2 through F-28 of Registrant's 2008 Annual Report to Shareholders	Part IV, Item 15, Exhibits and Financial Statement Schedules

THE SAVANNAH BANCORP, INC.
2008 ANNUAL REPORT ON FORM 10-K

SAVB 2008 Form 10-K

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

SAVB 2008 Form 10-K

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

On September 30, 2008, the Company formed a new subsidiary, SAVB Holdings, LLC (“SAVB Holdings”), to hold previously identified problem loans (including problem and nonperforming loans) and foreclosed real estate (“OREO”) primarily from its Harbourside subsidiary.  The Company funded this subsidiary with an initial $12.5 million loan from a related private party and purchased loans and OREO at their current value.

Savannah, Bryan Bank, Harbourside, Minis and SAVB Holdings are the five operating subsidiaries of the Company.  The three bank subsidiaries, collectively, are referred to as the “Subsidiary Banks” or “Banks”.  Savannah received its charter from the Office of the Comptroller of the Currency (“OCC”) to commence business and opened for business on August 22, 1990.  Bryan Bank received its charter from the Georgia Department of Banking and Finance (“GDBF”) in December 1989.  Harbourside received its charter from the Office of Thrift Supervision (“OTS”) on February 6, 2006 and commenced public business on March 1, 2006.  The deposits at the Subsidiary Banks are insured by the Federal Deposit Insurance Corporation ("FDIC").

As of December 31, 2008, Savannah had six full service offices and one loan production office, total assets of $664 million, total loans of $573 million, total deposits of $560 million, total shareholders’ equity of $56.3 million and $6.0 million in 2008 net income.  As of December 31, 2008, Bryan Bank had two full service offices, total assets of $246 million, total loans of $213 million, total deposits of $208 million, total shareholders’ equity of $21.7 million and net income of $3.5 million for the year then ended.  Harbourside had two full service offices, total assets of $77.9 million, total loans of $70.4 million, total deposits of $65.7 million, total shareholders’ equity of $6.2 million and a net loss of $2.6 million for 2008.

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

SAVB 2008 Form 10-K

Under an agreement with the City of Savannah, the parking lot is currently being re-developed as part of a 3 acre, 1100 space underground parking garage.  Upon completion of the construction project, the partnership’s surface parking lot will be restored and will include the structural foundation adequate to support a 6-story building, the maximum height allowed on this property by city ordinances.  This lot adjoins Ellis Square, one of Savannah’s original squares, which is being restored by the City of Savannah.

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

Banking Services

The Company has approximately 204 full time equivalent employees as of December 31, 2008.  The Subsidiary Banks offer a full range of deposit services, including checking accounts, savings accounts and various time deposits ranging from daily money market accounts to long-term certificates of deposit.  The transaction accounts and time deposits are tailored to the principal market areas at rates competitive with those offered in the area.  In addition, retirement accounts such as Individual Retirement Accounts and Simplified Employee Pension accounts are offered.  The FDIC insures all deposit accounts up to the maximum amount of $250,000 through December 31, 2009.  The Subsidiary Banks solicit these accounts from individuals, businesses, foundations, organizations, and governmental authorities.  The Company’s subsidiary banks participate in the FDIC’s voluntary Temporary Liquidity Guarantee Program (“TLGP”), which was established in November 2008. Under the TLGP the FDIC will (i) guarantee, through the earlier maturity or June 30, 2012, newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.50% interest per annum, and Interest and Lawyers Trust Accounts held at participating FDIC insured institutions through December 31, 2009.  Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 to 100 basis points.

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

SAVB 2008 Form 10-K

Lending authority is delegated to each lending officer by the Credit Committee of each Subsidiary Banks’ Board.  Loans in excess of the individual officer limits must be approved by a senior officer with sufficient approval authority delegated by these committees.  Loans to borrowers whose aggregate combined companywide exposure exceeds $2,500,000 at Savannah, $1,000,000 at Bryan Bank and $1,000,000 at Harbourside require the approval of the Subsidiary Bank’s Credit Committee.

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

The Subsidiary Banks operate residential mortgage loan origination departments.  The departments take mortgage loan applications, obtain rate commitments and complete various origination documentation and follow-up for an origination and service release fee from third-party mortgage bankers.  In addition to generating fee income, the departments also generate banking relationships from its customers and real estate-related contacts.  These loans are funded by other mortgage investors and have not been warehoused on the Subsidiary Banks’ books.

In 2008, Harbourside discontinued the origination of mortgage loans on a correspondent basis and is now exclusively brokering mortgage loans in the same manner as Savannah and Bryan Bank.  Harbourside does continue to service previously sold loans.

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

The allowance for loan losses is evaluated as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of the 2008 Annual Report to Shareholders (“2008 Annual Report”) on pages F-34 through F-36.

SAVB 2008 Form 10-K

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

The Subsidiary Banks offer cash management services, remote deposit capture, Internet banking, electronic bill payment, non-cash deposit courier service, safe deposit boxes, travelers checks, direct deposit of payroll, U.S. Savings bonds, official bank checks, money orders and automatic drafts for various accounts.  The Subsidiary Banks have twelve automated teller machines and are members of the STAR network of automated teller machines.  The Subsidiary Banks issue ATM and debit cards.  They also offer VISA and MasterCard credit cards as an agent for a correspondent bank.

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

SAVB 2008 Form 10-K

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

In August 2008, Bryan opened its second office in Richmond Hill at 3700 Highway 17, about one-half mile from I-95.  The new branch is 3,000 square feet.  The Company also relocated its regional banking operations center from previously leased space in Savannah to the new facility.  The imaged item processing, statement rendering, information technology, deposit operations and branch operations support functions are located at this center.  The operations center occupies the remainder of the 11,500 square foot facility.

In October 2008, Savannah opened a loan production office located at 400 Main Street in St. Simons Island, Georgia.

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

Liquidity and Interest Rate Sensitivity Management

Quantitative disclosures regarding the Company’s liquidity management are included on pages F-39 to F-41 in the 2008 Annual Report.

Interest Rate Risk

Quantitative discussion of the Company’s interest rate risk is included on pages F-40 and F-41 in the 2008 Annual Report.

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

Savannah is subject to extensive supervision and regulation by the OCC, Bryan Bank is subject to extensive supervision by the GBDF and the FDIC and Harbourside is subject to extensive supervision by the OTS.  The regulators are responsible for overseeing the affairs of the Subsidiary Banks and periodically examining the Banks to determine their compliance with laws and regulations.  The Subsidiary Banks must make quarterly reports of financial condition and results of operations to the regulators.  This quarterly financial information is made available to the public approximately 45 days after each quarter-end.  Regulators use this data for quarterly offsite monitoring of the financial condition of the Banks.  Quarterly holding company reports are filed with the Federal Reserve Bank (“FRB”) of Atlanta (“FRB Atlanta”) within 40 days of each quarter-end.  This financial information is reviewed by the FRB Atlanta for accuracy,

SAVB 2008 Form 10-K

consistency and reasonableness and is also made available to holding company database providers within 75 days of the end of each quarter.  Bank analysts, regulators and consultants regularly use this information in analyzing historical and expected performance of banks and bank holding companies.

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

Regulators have adopted risk-based capital requirements that specify the minimum level for which no prompt corrective action is required.  In addition, the FDIC adopts FDIC insurance assessment rates based on certain risk-based and equity capital ratios.  The regulators have authority to establish higher capital requirements if they determine that the circumstances of a particular institution require it and to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  The table in Note 14 to the Consolidated Financial Statements in the 2008 Annual Report shows the capital ratios for the Company and Subsidiary Banks and the regulatory minimum capital ratios at December 31, 2008.  The capital ratios of the Company and each Subsidiary Bank exceed the ratios required to be considered "well-capitalized" by the FDIC.

OTS regulations require institutions to meet a qualified thrift lender test.  Under the test, such an institution is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.  An institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  Harbourside passed the test in each of the four quarters of 2008 and will continue to calculate the ratio at least quarterly.

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

The Company, as a bank holding company, is required to register as such with the FRB and the GDBF.  It is required to file with both of these agencies quarterly and annual reports and other information regarding its business operations and those of its subsidiaries.  It is also subject to examination by these two agencies and will be required to obtain their approval before acquiring, directly or indirectly, ownership or control of any voting shares of a bank or bank subsidiary of a bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting stock of such bank or banking subsidiary of a bank holding company.

SAVB 2008 Form 10-K

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

SAVB 2008 Form 10-K

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

The FRB has cease and desist powers over bank holding companies and non-banking subsidiaries should their actions constitute a serious threat to the safety, soundness or stability of a subsidiary bank.  The Company is also subject to certain restrictions with respect to engaging in the business of issuing, underwriting and distributing securities.

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

The Subsidiary Banks are members of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board.  The FHLBs maintain central credit facilities primarily for member institutions.  The Subsidiary Banks, as members of the FHLB of Atlanta, are required to hold shares of capital stock in the FHLB of Atlanta in an amount equal to: (i) 18 basis points of the Bank’s total assets (adjusted annually) and (ii) 4.5 percent of its advances (borrowings) from the FHLB of Atlanta (repurchases are quarterly).  The Subsidiary Banks are in compliance with this requirement at December 31, 2008.

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

SAVB 2008 Form 10-K

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

SAVB 2008 Form 10-K

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

SAVB 2008 Form 10-K

SELECTED STATISTICAL INFORMATION FOR THE COMPANY

Investments

Table 1 - Weighted Average Yields by Maturity

The following table sets forth the amortized cost, fair value and tax-equivalent yields by investment type and contractual maturity at December 31, 2008:

	Amortized	Fair	Taxable Equivalent
	Cost	Value	Yield (a)
	($ in thousands)		(%)
Securities available for sale:
U.S. Treasury, other U.S. Government Agencies and mortgage-backed:
Within one year	$ 5,001	$ 5,085	4.79
One year to five years	7,998	8,278	5.50
Five years to ten years	4,418	4,882	4.54
Mortgage-backed securities	55,597	56,813	4.67
Total	73,014	75,058	4.77

Other interest-earning investments:
Within one year	410	411	6.97
One year to five years	623	639	5.56
Five years to ten years	1,686	1,797	6.51
Restricted equity securities	3,714	3,714	1.75
Total	6,433	6,561	3.70
Total securities available for sale	$ 79,447	$ 81,619	4.68

      (a) The yield is calculated on the amortized cost of the securities.

Loans

Following is certain information regarding the loan portfolio as of December 31, 2008 on a consolidated basis.

Table 2 - Loan Repricing Opportunities

The following table sets forth certain loan maturity and repricing information as of December 31, 2008.  Loan renewals generally reprice relative to the prime rate in effect at the time of the renewal.  Management expects that certain real estate mortgage loans which have maturities of one to three years with longer amortization periods will renew at maturity.

($ in thousands) Loan Category	One Year or Less	After One Year Through Five years	Over Five Years	Total
Real estate-construction and development	$ 91,582	$ 2,428	$ 5,799	$ 99,809
Commercial	62,511	17,722	1,163	81,396
Total	$ 154,093	$ 20,150	$ 6,962	$ 181,205

Loans with fixed rates	$ 31,454	$ 19,625	$ 2,674	$ 53,753
Loans with floating and adjustable rates	122,639	525	4,288	127,452
Total	$ 154,093	$ 20,150	$ 6,962	$ 181,205

SAVB 2008 Form 10-K

Nonaccrual, Past Due and Restructured Loans

At December 31, 2008 and 2007, nonperforming loans were $27,603,000 and $17,424,000, respectively.  At December 31, 2008, the Subsidiary Banks had nonaccruing loans of $26,277,000 and $1,326,000 in loans past due 90 days or more.  Interest income of $659,000 was recognized on impaired loans in 2008.

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

Loan Concentrations

Most of the Company’s business activity is with customers located within Chatham and Bryan County, Georgia and southern Beaufort County, South Carolina.  Table 6 on page F-39 of the 2008 Annual Report provides details of the various real estate loan concentrations.  The Company has no loans that are considered to be highly leveraged transactions or foreign credits.

Allowance for Loan Losses

See pages F-34 through F-36 of the 2008 Annual Report for details about the activity and breakdown of the allowance for loan losses and additional information regarding accounting estimates in the allowance.

Deposits

Deposit Average Balances and Rates Paid

Tables 8 and 9 on pages F-44 and F-45 of the 2008 Annual Report summarize the average balances of the Company’s deposits and the average rates paid on such deposits during 2008, 2007 and 2006.

Table 3 - Long-term Obligations

The following table includes a breakdown of payment obligations due under long-term contracts:

($ in thousands)	Payments Due by Period
		Less than	1 - 3	4 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
FHLB advances - long-term	$ 10,169	$ -	$ -	$ -	$ 10,169
Subordinated debt	10,310	-	-	-	10,310
Operating leases - buildings	11,745	1,038	1,731	1,478	7,498
Long-term contracts	3,884	1,187	2,481	216	-
Total	$ 36,108	$ 2,225	$ 4,212	$ 1,694	$ 27,977

SAVB 2008 Form 10-K

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

Our success significantly depends upon the growth in population, income levels, deposits and real estate development in our primary markets in coastal Georgia and South Carolina.  If these communities do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be adversely impacted.  The events in the national economy have filtered down to the Company’s local markets.  We are less able than larger institutions to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas.

Any adverse market or economic conditions in coastal Georgia and South Carolina may disproportionately increase the risk that our borrowers will be unable to make their loan payments.  In addition, the market value of the real estate securing loans could be adversely affected by unfavorable changes in market and economic conditions.  The Hilton Head Island/Bluffton (“HHI/Bluffton”) market experienced a pronounced slowdown beginning in 2007 which seriously and adversely affected our speculative and non-owner occupied residential real estate loans that were originated in 2004-2006 in a stronger real estate market.  The Company has also experienced some slowdown in its other real estate markets.  As of December 31, 2008, approximately 88% of our loans held for investment were secured by real estate.  Of the commercial real estate loans in our portfolio, approximately 42% represent properties owned and occupied by businesses to which we have extended loans.  The current sustained period of increased payment delinquencies, foreclosures and losses caused by adverse market and economic conditions in coastal Georgia and South Carolina has adversely affected the value of our assets, our revenues, results of operations and overall financial condition and is likely to continue at least in the short term.

Our business is concentrated in the areas of Chatham and Bryan County, Georgia and southern Beaufort County, South Carolina.

Currently, our lending and other business is concentrated in Chatham and Bryan Counties in Georgia and southern Beaufort County in South Carolina.  The current downturn in market conditions in these respective areas has adversely affected the performance of our loans and the results of our operations and financial condition.  In particular, Hilton Head Island in southern Beaufort County is a vacation and resort area with high concentrations of second home and investment properties.  Further changes in interest rates, local or general economic conditions, real estate values or the income tax deductibility of mortgage interest would subject this market to greater volatility which would further adversely impact our performance.  Additionally, our market area is susceptible to the risk of hurricane disasters and many areas are located in flood zones.  While most such losses are insurable, hurricanes and flooding could adversely affect operations and our financial condition.

SAVB 2008 Form 10-K

If our allowance for loan losses is not sufficient to cover actual charge-offs, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to assure repayment.  We may experience significant charge-offs which could have a material adverse effect on our operating results.  Our management makes various assumptions and judgments about the collectibility of our loans, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our loans.  We maintain an allowance for loan losses in an attempt to cover any charge-offs which may occur.  In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information.  As noted above, the HHI/Bluffton market experienced a significant slowdown beginning in 2007 which necessitated additional provisions for loan losses at Savannah and Harbourside.  The Savannah and Richmond Hill, Georgia markets are experiencing a slowdown as well.

If our assumptions are wrong, our current allowance may not be sufficient to cover future charge-offs, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.  Material additional provisions to our allowance would materially decrease our net income and adversely affect our “well-capitalized” status.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results and “well-capitalized” status.

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

Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.  A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan agreements.  As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are less favorable to us, in order to maintain our liquidity.  If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.  While rising interest rates are favorable to us, declining rates, like those experienced during 2007 and 2008, generally have a negative impact on earnings.  There can be no assurance or guarantee that declining rates will not continue to negatively impact earnings or that we will be able to take measures to hedge, on favorable terms or at all, against unfavorable events, which could adversely affect our results of operations and financial condition.

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

SAVB 2008 Form 10-K

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

We use wholesale, institutional and brokered deposits, uninsured local deposits and other borrowings, including repurchase agreements, federal funds purchased, FRB discount window borrowings and FHLB borrowings, to fund a portion of our operations.  Federal law requires a bank to be well-capitalized if it accepts new brokered deposits.  Thus, the Company and the Banks must maintain a "well-capitalized" status to meet our funding plans.  Failure to maintain "well-capitalized" status would limit our access to wholesale and brokered deposits and federal funds purchased (but not necessarily repurchase agreements or FHLB or FRB borrowings), which could impair our liquidity.  We will be considered "well-capitalized" if we (i) have a total risk-based capital ratio of 10.0 percent or greater; (ii) have a Tier 1 risk-based capital ratio of 6.0 percent or greater; (iii) have a leverage ratio of 5.0 percent or greater; and (iv) are not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC to meet and maintain a specific capital level for any capital measure.

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

Deposit balances in excess of the FDIC's $250,000 insurance limit (through December 31, 2009) per depositor are uninsured deposits.  Customers with uninsured deposits are more sensitive to financial or reputation risk than insured depositors.  Consequently, uninsured deposits do not provide the same stability to our deposit base as insured deposits.  Our liquidity may be negatively affected by a decline in uninsured deposits due to a loss of investor confidence and a flight to insured deposits at other financial institutions.

The Subsidiary Banks participate in the FDIC’s voluntary TLGP.  Under the TLGP the FDIC will (i) guarantee, through the earlier maturity or June 30, 2012, newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.50% interest per annum, and Interest and Lawyers Trust Accounts held at participating FDIC insured institutions through December 31, 2009.

Operational Risk

Future departures of our key personnel may impair our operations.

We are, and for the foreseeable future will be, dependent on the services of John C. Helmken II, President and Chief Executive Officer of the Company and Chief Executive Officer of Savannah; E. James Burnsed, Vice Chairman of the Company and Chairman and Chief Executive Officer of Bryan Bank; R. Stephen Stramm, Executive Vice President – Lending of the Company and of Savannah; Michael W. Harden, Jr., Chief Financial Officer of the Company and Savannah; Jerry O’Dell Keith, a Vice President of the Company and President of Bryan Bank, and Holden T. Hayes, President of Savannah.

SAVB 2008 Form 10-K

Should the services of any of Messrs. Helmken, Burnsed, Stramm, Harden, Keith or Hayes become unavailable, there can be no assurance that a suitable successor could be found who will be willing to be employed upon terms and conditions acceptable to us.  A failure to replace any of these individuals promptly, should his services become unavailable, could have a material adverse effect on our results of operations and financial performance.  These risks are heightened by the fact that none of these officers have entered into employment agreements with the Company or Banks.  Robert B. Briscoe, the long-time Chief Financial Officer of the Company and of Savannah resigned on May 2, 2008 effective May 31, 2008 to pursue other professional interests.  An orderly management transition was made in the CFO position.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We believe that our current capital resources are sufficient in the short term.  We are, however, considering the need to raise additional capital to support growth and a possible further deterioration of current economic conditions.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we cannot give any assurances of our ability to raise additional capital on terms acceptable to us, or at all.  If we cannot raise additional capital when needed, our overall financial condition could be materially impaired.

We have limited operating history for Harbourside upon which to base an estimate of our future financial performance.

Harbourside opened for business on March 1, 2006 and has a relatively short operating history as a bank.  There was also turnover in the initial senior management, but Thomas W. Lennox has served as President and CEO since October 2006.  Our operations at Harbourside are subject to the risks inherent in the establishment of any new business and, specifically, those of a new bank.  Harbourside has experienced significant losses and is not likely to be profitable in the short term.

Our industry operates in a highly regulated environment.  New laws or regulations or changes in existing laws or regulations affecting the banking industry could have a material adverse effect on our results of operations.

The Company and the Banks are subject to extensive government regulation and supervision under various state and federal laws, rules and regulations, primarily the rules and regulations of the OCC, OTS, FDIC, GDBF, SEC and the FRB.  These laws and regulations are designed primarily to protect depositors, borrowers, and the deposit insurance funds of the FDIC.  These regulators maintain significant authority to impose requirements on our overall operations, such as limiting certain activities or mandating the increase of capital levels.  The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted.

On February 27, 2009, the FDIC issued an interim rule, effective April 1, 2009, that imposes a 20 basis point emergency special assessment on all insured depository institutions to be collected on September, 30, 2009 based upon deposits at June 30, 2009. The interim rule also provides that after June 30, 2009, if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that the FDIC believes would adversely affect public confidence, an additional emergency special assessment of up to 10 basis points on deposits may be imposed by the FDIC on all insured depository institutions. The FDIC has requested comments on the interim rule. The rule may or may not be amended.  The Company estimates that a 20 basis point emergency assessment would increase operating expenses, before tax benefits, by approximately $1.7 million. Such assessment would have a significant adverse effect on our net income.

SAVB 2008 Form 10-K

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

The FRB may require the Company to commit capital resources to support the Subsidiary Banks.

The FRB, which examines the Company and our non-bank subsidiaries, has a policy stating that a bank holding company is expected to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank.  Under the source of strength doctrine, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Capital injections may be required at times when the holding company may not have the resources to provide it, and, therefore, may be required to borrow the funds.  Loans from a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank.  In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank.  Moreover, the bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured

SAVB 2008 Form 10-K

creditors, including the holders of its note obligations.  Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and may adversely impact the holding company’s results of operations and cash flows.

A promissory note contains financial covenants and a guarantee of the Company.

As previously mentioned, the Company has a related party promissory note (“Note”) in the amount of $12.1 million.  The Note is secured by the unconditional guarantee of the Company and SAVB Holdings’ blanket assignment or pledge of all of its assets and the proceeds thereof to the Note’s holder. The Note contains the following financial covenants: (i) during the term of the Note, the dividends paid out by the Company, on an annual basis, shall not exceed 50 percent of the Company’s after tax net income for such period; (ii) Savannah and Bryan shall each maintain a “well-capitalized” status as determined by the OCC and GDBF, respectively; (iii) on the last day of each calendar quarter during the term of the Note, SAVB Holdings shall maintain a loan-to-value ratio of at least 1.00: 1.00; and (iv) on the last day of each calendar quarter during the term of the Note, the amount of non-performing assets of the Company shall not exceed three percent of the total assets of the Company.  At December 31, 2008, the Company did not meet certain covenants contained in the Note; however the Company obtained a waiver.

Common Stock Marketability Risk

Our authorized preferred stock exposes holders of our common stock to certain risks.

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock, par value $1.00 per share.  The authorized but unissued preferred stock constitutes what is commonly referred to as "blank check" preferred stock.  This type of preferred stock may be issued by us, at the direction of our Board, from time to time on any number of occasions, without shareholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board stating (i) the dividend rate or the amount of dividends to be paid thereon, whether dividends shall be cumulative and, if so, from which date(s), the payment date(s) for dividends, and the participating or other special rights, if any, with respect to dividends; (ii) the voting powers, full or limited, if any, of shares of such series; (iii) whether the shares of such series shall be redeemable and, if so, the price(s) at which, and the terms and conditions on which, such shares may be redeemed; (iv) the amount(s) payable upon the shares of such series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company; (v) whether the shares of such series shall be entitled to the benefit of a sinking or retirement fund to be applied to the purchase or redemption of such shares, and if so entitled, the amount of such fund and the manner of its application, including the price or prices at which such shares may be redeemed or purchased through the application of such funds; (vi) whether the shares of such series shall be convertible into, or exchangeable for, shares of any other class or classes of stock of the Company, and, if so, the conversion price(s), or the rate(s) of exchange, and the adjustments thereof, if any, at which such conversion or exchange may be made, and any other terms and conditions of such conversion and exchange; (vii) the price or other consideration for which the shares of such series shall be issued; (viii) whether the shares of such series which are redeemed or converted shall have the status of authorized but unissued shares of serial preferred stock and whether such shares may be reissued as shares of the same or any other series of serial preferred stock; and (ix) whether the shares of such series shall be entitled to other rights, preferences and privileges.  Such preferred stock may provide our Board the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise.  Consequently, the preferred stock could entrench our management.  The market price of our common stock could be depressed to some extent by the existence of the preferred stock.  Moreover, any preferred stock that is issued will rank ahead, in terms of dividends, priority and liquidation preferences and may have greater voting rights than our Company’s common stock.  No shares of preferred stock have been issued as of December 31, 2008.  However, the Company is presently evaluating the possible issuance of preferred stock or convertible preferred stock.

Our directors and executive officers own a significant portion of our common stock.

As of December 31, 2008, our directors and executive officers, collectively, beneficially owned approximately 23 percent of our outstanding common stock.  As a result of their ownership, the directors and executive officers, as a group, have the ability to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of

SAVB 2008 Form 10-K

directors and the approval of mergers and other significant corporate transactions, even if their interests conflict with those of other shareholders, which could adversely affect the market price of our common stock.

The OCC, OTS, GDBF or other entities may impose dividend payment and other restrictions on the Subsidiary Banks which would impact our ability to pay dividends to shareholders.   Dividends from Harbourside are not anticipated for the foreseeable future.

The OCC, OTS and the GDF are the primary regulatory agencies that examine the Subsidiary Banks.  Under certain circumstances, including any determination that the activities of a bank or their subsidiaries constitute unsafe and unsound banking practices, the regulators have the authority by statute to restrict the Subsidiary Banks’ ability to transfer assets, make shareholder distributions, and redeem preferred securities or pay dividends to the parent company.  In addition, as noted previously, one of our loan agreements contains a covenant that restricts annual dividends to 50 percent of annual net income.

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

SAVB 2008 Form 10-K

We have certain obligations and the general ability to issue additional shares of our common stock in the future, and such future issuances may depress the price of our common stock.

We have various obligations to issue additional shares of common stock in the future.  These obligations include non-qualified and incentive stock options as detailed in Note 13 on page F-20 and page F-21 to the Consolidated Financial Statements in the 2008 Annual Report.

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

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock.  We, therefore, can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the market price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.  As of December 31, 2008, there were 5,933,789 shares of common stock outstanding.  The price of our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

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

SAVB 2008 Form 10-K

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

See Note 6 and Note 15 of Notes to Consolidated Financial Statements on page F-17 and page F-22 of the Registrant's 2008 Annual Report, which is specifically incorporated herein by reference.

Savannah's main office is located at 25 Bull Street, Savannah, Georgia, on the ground floor and lower level of a seven story office building located on Johnson Square in downtown Savannah.  Savannah has leased approximately 4,700 square feet on the main floor and 2,000 square feet on the lower level of the building.  In November 1998, an additional 1,475 square feet of space on the sixth floor was added to the lease.  An additional 600 square feet was added to the sixth floor lease in 2003 and approximately 2,500 additional square feet in December 2005.  The leases expire in June 2009.  The rental costs increase by two percent of the gross rental amount each year during the current five-year term.  The Company is also responsible for its pro rata share of operating cost increases in utilities, janitorial services, property taxes and insurance.  In September 2005, SAVB Properties LLC, a nonconsolidated subsidiary of the Company, acquired a 50 percent interest in Johnson Square Associates, LLP (“JSA”), which owns the 25 Bull Street property.  SAVB Properties LLC also acquired a 50 percent interest in Whitaker Street Associates, which owns the adjacent parking lot.

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

SAVB 2008 Form 10-K

In November 1997, Savannah entered into a ten-year lease beginning June 1, 1998 with four five-year renewal options in the Medical Arts Shopping Center at 4809 Waters Avenue.  The property consists of 3,055 square feet of banking office space and a separate drive-through facility behind the shopping center.

On February 24, 2006, Harbourside entered into a lease agreement, effective March 1, 2006, for approximately 17,400 square feet of office space at 852 William Hilton Parkway on Hilton Head Island.  The lease is on a new two story building for a 20-year initial lease term with three five-year renewal options.  Harbourside’s main banking office is located on the ground floor.  Harbourside has consolidated its operations to the first floor and is in the process of leasing out the second floor.  The lease is accounted for as an operating lease.  The tenant is responsible for all taxes, insurance and maintenance.  After five years, the rent will adjust annually by an amount that approximates the increase in the Consumer Price Index.

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

In 2008, Bryan Bank acquired a lot for a future branch site in a commercial development on Highway 144 in Richmond Hill.

In August 2008, Bryan opened its second office in Richmond Hill at 3700 Highway 17, about one-half mile from I-95.  The new branch is 3,000 square feet.  The Company also relocated its regional banking operations center from previously leased space in Savannah to the new facility.  The imaged item processing, statement rendering, information technology, deposit operations and branch operations support functions are located at this center.  The operations center occupies the remainder of the 11,500 square foot facility.

In September 2008, Savannah purchased a commercial lot in Pooler, Georgia as a potential branch location.

In October 2008, Savannah entered into a two year lease for office space located at 400 Main Street in St. Simons Island, Georgia.  The location serves as a loan production office for the Brunswick/St. Simons Island area.

Item 3. Legal Proceedings

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings incidental to the business of the Company or the Subsidiary Banks.

Item 4. Submission of Matters to a Vote of Security Holders

None

SAVB 2008 Form 10-K

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Incorporated herein by reference to sections entitled “Table 4 - Market for Registrant's Common Equity and Related Shareholder Matters” on page F-31 of the Financial Statement Section of the 2008 Annual Report.

Item 6. Selected Financial Data

Incorporated herein by reference to sections entitled “Table 1– Selected Financial Condition Highlights – Five-Year Comparison,” “Table 2 – Selected Operating Highlights – Five-Year Comparison,” “Table 3 – Selected Quarterly Data,”  “Table 6 – Loan Concentrations,” “Table 8 – Average Balance Sheet and Rate/Volume Analysis-2008 and 2007” and “Table 9 – Average Balance Sheet and Rate/Volume Analysis-2007 and 2006” in the Registrant’s MD&A on pages F-29 through F-45 of the Financial Statement Section of the 2008 Annual Report.  Additional selected financial data is included on pages 15 and 16 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The MD&A on pages F-29 through F-45 of the Financial Statement Section of the 2008 Annual Report are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Incorporated herein by reference to the sections entitled “Liquidity and Interest Rate Sensitivity Management” and “Table 7 – Cash Flow/Maturity Gap and Repricing Data” in the Registrant’s MD&A on pages F-40, F-41 and F-43 of the Financial Statement Section of the 2008 Annual Report.

Item 8. Financial Statements and Supplementary Data

(a)
       1.  Financial Statements – See listing in Item 15
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

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm - Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.

SAVB 2008 Form 10-K

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.  Mauldin & Jenkins, LLC has audited the effectiveness of our internal control over financial reporting and their report is included below.

Changes in Internal Control over Financial Reporting - No change in our internal control over financial reporting occurred during the fourth fiscal quarter covered by this Annual Report on Form 10-K that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SAVB 2008 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
The Savannah Bancorp, Inc.:

We have audited The Savannah Bancorp Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting” included in item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, The Savannah Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Savannah Bancorp, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended.  Our report dated March 13, 2009 expressed an unqualified opinion.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
March 13, 2009

SAVB 2008 Form 10-K

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to the sections entitled “Election of Directors,” “Information about the Board of Directors and Certain Committees” and “Executive Compensation and Benefits” in the Registrant’s Proxy Statement dated March 26, 2009 and filed on March 19, 2009.  All transactions required pursuant to the insider trading regulations were filed on either Form 4 or Form 5 of the SEC.  The required Code of Ethics disclosures are also incorporated by reference to the section entitled “Code of Business Conduct and Ethics” in the Registrant’s Proxy Statement dated March 26, 2009.

Item 11. Executive Compensation

Incorporated herein by reference to the sections entitled “Information about the Board of Directors and Certain Committees” under the caption “Compensation Committee” and “Executive Compensation and Benefits” in the Registrant’s Proxy Statement dated March 26, 2009 and filed on March 19, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to the sections entitled “Election of Directors” and “Ownership of Equity Securities” in the Registrant’s Proxy Statement dated March 26, 2009 and filed on March 19, 2009.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference, the information contained in Note 5 and Note 9 to the Consolidated Financial Statements and under the caption “Certain Transactions” in the Registrant’s Proxy Statement dated March 26, 2009 and filed on March 19, 2009.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to the information under the caption entitled “Principal Accountant Fees and Services” in the Registrant’s Proxy Statement dated March 26, 2009 and filed on March 19, 2009.

SAVB 2008 Form 10-K

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

1.	Financial statements

Incorporated herein by reference to the financial statements, together with the applicable report of independent accountants, are included on pages F-2 through F-28 of the Financial Statement Section of the 2008 Annual Report.  The index for the financial statements is as follows:

Financial Statement	Page

(i) Report of Independent Registered Public Accounting Firm	F-2

(ii) Report of Independent Registered Public Accounting Firm	F-3

(iii) Consolidated Balance Sheets
December 31, 2008 and 2007	F-4

(iv) Consolidated Statements of Income for the Years
Ended December 31, 2008, 2007 and 2006	F-5

(v) Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended December 31, 2008, 2007 and 2006	F-6

(vi) Consolidated Statements of Cash Flows for the Years
Ended December 31, 2008, 2007 and 2006	F-7

(vii) Notes to Consolidated Financial Statements	F-8 to F-28

2.	Required financial statement schedules

Other schedules and exhibits are not required information or are inapplicable and, therefore, have been omitted.

3.	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SAVB 2008 Form 10-K

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
** Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in Note 1 to the consolidated financial statements in the 2008 Annual Report.
13	2008 Annual Report to Shareholders
21	Subsidiaries of Registrant
 22           Proxy Statement for Annual Meeting – filed in DEF 14A on March 19, 2009
23.1	Consent of Mauldin & Jenkins, LLC, Independent Registered Public Accounting Firm
23.2	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SAVB 2008 Form 10-K

Signature Page

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 12-13, 2009 by the undersigned, thereunto duly authorized.

THE SAVANNAH BANCORP, INC.

/s/ JOHN C. HELMKEN II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)	/s/ MICHAEL W. HARDEN, JR. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Directors:

/s/ J. WILEY ELLIS J. Wiley Ellis Chairman of the Board	/s/ BERRYMAN W. EDWARDS Berryman W. Edwards	______________________ J. Toby Roberts, Sr.

/s/ E. JAMES BURNSED E. James Burnsed Vice Chairman	/s/ L. CARLTON GILL L. Carlton Gill	/s/ JAMES W. ROYAL, SR. James W. Royal, Sr.

/s/ FRANCIS A. BROWN Francis A. Brown	/s/ JOHN C. HELMKEN II John C. Helmken II	/s/ ROBERT T. THOMPSON, JR. Robert T. Thompson, Jr.

_______________________ Russell W. Carpenter	/s/ AARON M. LEVY Aaron M. Levy

/s/ CLIFFORD H. DALES Clifford H. Dales	/s/ J. CURTIS LEWIS III J. Curtis Lewis III

/s/ ROBERT H. DEMERE, JR. Robert H. Demere, Jr.	/s/ M. LANE MORRISON M. Lane Morrison

SAVB 2008 Form 10-K