Form 10-Q
period 2009-03-31
SAVANNAH BANCORP INC
filed 2009-05-11
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or

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
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2009
Common stock, $1.00 par value per share	5,933,789

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
March 31, 2009

Page

Cover Page	1

Form 10-Q Index	2

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2009 and 2008 and December 31, 2008	3

Consolidated Statements of Operations
for the Three Months Ended March 31, 2009 and 2008	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Three Months Ended March 31, 2009 and 2008	5

Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2009 and 2008	6

Condensed Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	8-15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16-19

Item 4. Controls and Procedures	19

Part II – Other Information

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

Part I – Financial Information

Item 1.  Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	March 31,	December 31,	March 31,
	2009	2008	2008
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 23,180	$ 15,088	$ 14,816
Federal funds sold	565	9,701	4,998
Interest-bearing deposits in banks	6,460	3,312	2,344
Cash and cash equivalents	30,205	28,101	22,158
Securities available for sale, at fair value (amortized
cost of $72,131, $79,447 and $60,529, respectively)	74,589	81,619	62,367
Loans held for sale	49	291	793
Loans, net of allowance for loan losses of $15,309,
$13,300 and $12,128, respectively	849,617	851,674	822,606
Premises and equipment, net	10,946	11,107	8,237
Other real estate owned	8,342	8,100	2,025
Bank-owned life insurance	6,271	6,216	6,044
Goodwill and other intangible assets, net	2,606	2,642	2,750
Other assets	17,275	17,534	18,657
Total assets	$ 999,900	$ 1,007,284	$ 945,637

Liabilities
Deposits:
Noninterest-bearing	$ 84,739	$ 82,723	$ 86,329
Interest-bearing demand	116,804	128,965	117,854
Savings	16,219	14,370	16,060
Money market	204,711	199,194	208,531
Time deposits	420,046	406,763	342,489
Total deposits	842,519	832,015	771,263
Short-term borrowings	51,830	67,787	64,685
Federal Home Loan Bank advances – long-term	10,167	10,169	11,895
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	5,430	6,071	8,599
Total liabilities	920,256	926,352	866,752

Shareholders' equity
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Common stock, par value $1 per share: authorized
20,000,000 shares; issued 5,933,789,
5,933,789 and 5,931,008 shares, respectively	5,934	5,934	5,931
Additional paid-in capital	38,540	38,516	38,327
Retained earnings	32,525	33,552	31,474
Treasury stock, 1,443, 318 and 318 shares	(4)	(4)	(4)
Accumulated other comprehensive income, net	2,649	2,934	3,157
Total shareholders' equity	79,644	80,932	78,885
Total liabilities and shareholders' equity	$ 999,900	$ 1,007,284	$ 945,637

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Interest and dividend income
Loans, including fees	$ 11,643	$ 14,211
Loans held for sale	3	12
Investment securities:
Taxable	881	678
Tax-exempt	17	22
Dividends	7	82
Deposits with banks	13	67
Federal funds sold	2	53
Total interest and dividend income	12,566	15,125
Interest expense
Deposits	4,481	6,124
Short-term borrowings	255	691
Federal Home Loan Bank advances	55	49
Subordinated debt	109	190
Total interest expense	4,900	7,054
Net interest income	7,666	8,071
Provision for loan losses	3,720	1,070
Net interest income after
provision for loan losses	3,946	7,001
Noninterest income
Trust and asset management fees	587	724
Service charges on deposit accounts	467	387
Mortgage related income, net	92	63
Other operating income	283	306
Gain on hedges	396	284
Gain on sale of securities	184	-
Total noninterest income	2,009	1,764
Noninterest expense
Salaries and employee benefits	3,351	3,473
Occupancy and equipment	1,008	889
Information technology	438	393
Loss on sale of other real estate owned	164	1
Other operating expense	1,514	1,395
Total noninterest expense	6,475	6,151
(Loss) income before income taxes	(520)	2,614
Income tax (benefit) expense	(235)	910
Net (loss) income	$ (285)	$ 1,704
Net (loss) income per share:
Basic	$ (0.05)	$ 0.29
Diluted	$ (0.05)	$ 0.29
Dividends per share	$ 0.125	$ 0.125
The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
 ($ in thousands, except share data)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Common shares issued
Shares, beginning of period	5,933,789	5,923,797
Common stock issued	-	7,211
Exercise of options	-	-
Shares, end of period	5,933,789	5,931,008
Treasury shares owned
Shares, beginning of period	318	318
Unvested restricted stock	1,125	-
Shares, end of period	1,443	318
Common stock
Balance, beginning of period	$ 5,934	$ 5,924
Common stock issued	-	7
Balance, end of period	5,934	5,931
Additional paid-in capital
Balance, beginning of period	38,516	38,279
Common stock issued, net of issuance costs	-	(7)
Stock-based compensation, net	24	55
Balance, end of period	38,540	38,327
Retained earnings
Balance, beginning of period	33,552	30,512
Net (loss) income	(285)	1,704
Dividends	(742)	(742)
Balance, end of period	32,525	31,474
Treasury stock
Balance, beginning and end of period	(4)	(4)
Accumulated other comprehensive income (loss), net
Balance, beginning of period	2,934	1,561
Change in unrealized gains/losses on securities
available for sale, net of tax	176	636
Change in fair value of derivative instruments, net of tax	(461)	960
Balance, end of period	2,649	3,157
Total shareholders' equity	$ 79,644	$ 78,885

 Other comprehensive (loss) income, net
Net (loss) income	$ (285)	$ 1,704
Change in unrealized gains/losses on securities
available for sale, net of tax	176	636
Change in fair value of derivative instruments, net of tax	(461)	960
Other comprehensive (loss) income, net	$ (570)	$ 3,300

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 ($ in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Operating activities
Net (loss) income	$ (285)	$ 1,704
Adjustments to reconcile net (loss) income to cash
provided by operating activities:
Provision for loan losses	3,720	1,070
Loans originated for sale	-	(5,652)
Proceeds from sale of loans originated for sale	242	5,054
Net amortization (accretion) of securities	27	(73)
Depreciation and amortization	313	273
Accretion of gain on termination of derivatives	(320)	(404)
Proceeds from termination of derivatives	512	2,369
Amortization of client list	36	36
Stock-based compensation expense	38	55
Increase in deferred income taxes, net	-	(85)
Gain on sale of loans and securities, net	(184)	(15)
Loss on sales of foreclosed assets	164	1
Write-down of other real estate owned	-	86
Equity in net income of nonconsolidated subsidiary	(19)	(21)
Increase in CSV of bank-owned life insurance policies	(55)	(59)
Change in other assets and other liabilities, net	(1,140)	1,590
Net cash provided by operating activities	3,049	5,929

Investing activities
Activity in available for sale securities
Purchases	(1,086)	(5,260)
Sales	4,721	-
Maturities and calls	3,838	5,047
Loan originations and principal collections, net	(2,863)	(28,075)
Proceeds from sale of foreclosed assets	794	185
Additions to premises and equipment	(152)	(1,680)
Net cash provided by (used in) investing activities	5,252	(29,783)

Financing activities
Net increase (decrease) in noninterest-bearing deposits	2,016	(2,174)
Net increase in interest-bearing deposits	8,488	9,219
Net decrease in short-term borrowings	(15,957)	(5,914)
Net (decrease) increase in FHLB advances – long-term	(2)	8,922
Payment on note payable	-	(603)
Dividends paid	(742)	(742)
Net cash (used in) provided by financing activities	(6,197)	8,708
Increase (decrease) in cash and cash equivalents	2,104	(15,146)
Cash and cash equivalents, beginning of period	28,101	37,304
Cash and cash equivalents, end of period	$ 30,205	$ 22,158

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2008.  Certain prior period balances and formats have been reclassified to conform to the current period presentation.

Note 2 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Savannah Bank, N.A. (“Savannah”), Bryan Bank & Trust and Harbourside Community Bank (“Harbourside”) (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances.  Cash reserves of $331,000, $507,000 and $435,000 were required as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  The Company pledged interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities sold under repurchase agreements.  Pledged cash balances were $2,000,000, $2,000,000 and $500,000 at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

Note 3 - Earnings (Loss) Per Share

Basic earnings (loss) per share represent net income (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  For the quarter ended March 31, 2009, the Company excluded approximately 4,000 shares from the calculation of diluted earnings (loss) per share due to their anti-dilutive effect.  Earnings (loss) per common share have been computed based on the following:

	For the
	Three Months Ended
	March 31,
(Amounts in thousands)	2009	2008
Average number of common shares outstanding - basic	5,933	5,927
Effect of dilutive options	-	24
Average number of common shares outstanding - diluted	5,933	5,951

Note 4 - Short-Term Borrowings

At March 31, 2009, the Company did not meet a certain covenant contained in a loan agreement; however, the Company obtained a waiver.

Note 5 - Subsequent Events

In April 2009, the Company filed an application with the appropriate regulatory agencies to consolidate Harbourside with Savannah under a national commercial bank charter.

During the first quarter 2009, the Company entered into an agreement to purchase the previously leased main office of Harbourside on Hilton Head Island for $5,750,000.  On April 28, 2009, the Company consummated the purchase.

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

Overview

For a comprehensive presentation of the Company’s financial condition at March 31, 2009 and 2008 and results of operations for the three month periods ended March 31, 2009 and 2008, the following analysis should be reviewed with other information including the Company’s December 31, 2008 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
First Quarter Financial Highlights
 ($ in thousands, except share data)
(Unaudited)

Balance Sheet Data at March 31	2009	2008	% Change
Total assets	$ 999,900	$ 945,637	5.7
Interest-earning assets	920,205	866,483	6.2
Loans	864,926	834,734	3.6
Other real estate owned	8,342	2,025	312
Deposits	842,519	771,263	9.2
Interest-bearing liabilities	830,087	771,824	7.5
Shareholders' equity	79,644	78,885	1.0
Loan to deposit ratio	102.66%	108.23%	(5.1)
Equity to assets	7.97%	8.34%	(4.4)
Tier 1 capital to risk-weighted assets	10.26%	10.29%	(0.3)
Total capital to risk-weighted assets	11.52%	11.54%	(0.2)
Outstanding shares	5,934	5,931	0.1
Book value per share	$ 13.42	$ 13.30	0.9
Tangible book value per share	$ 12.98	$ 12.84	1.1
Market value per share	$ 7.01	$ 17.50	(60)

Loan Quality Data
Nonaccruing loans	$ 23,927	$ 16,915	41
Loans past due 90 days – accruing	268	596	(55)
Net charge-offs	1,711	1,806	(5.3)
Allowance for loan losses	15,309	12,128	26
Allowance for loan losses to total loans	1.77%	1.45%	22
Nonperforming assets to total loans and OREO	3.73%	2.33%	60

Performance Data for the First Quarter
Net (loss) income	$ (285)	$ 1,704	(117)
Return on average assets	(0.12)%	0.73%	(116)
Return on average equity	(1.43)%	8.76%	(116)
Net interest margin	3.36%	3.70%	(9.2)
Efficiency ratio	66.93%	62.54%	7.0
Per share data:
Net (loss) income – basic	$ (0.05)	$ 0.29	(117)
Net (loss) income – diluted	$ (0.05)	$ 0.29	(117)
Dividends	$ 0.125	$ 0.125	0.0
Average shares (000s):
Basic	5,933	5,928	0.1
Diluted	5,933	5,951	(0.3)

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
Critical Accounting Estimates
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three month period ended March 31, 2009 compared with the same period in 2008.  Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company."  The Savannah Bank, N.A. is referred to as "Savannah," Bryan Bank & Trust is referred to as “Bryan” and Harbourside Community Bank is referred to as “Harbourside.”  Minis & Co., Inc., a registered investment advisor and wholly-owned subsidiary, is referred to as “Minis.”  The Company formed a new subsidiary, SAVB Holdings, LLC (“SAVB Holdings”), in the third quarter 2008 for the purpose of holding problem loans and other real estate.  Collectively, Savannah, Bryan and Harbourside are referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, Georgia and, as of March 31, 2009, had ten banking offices and twelve ATMs in Savannah and surrounding Chatham County, Georgia, Richmond Hill, Georgia and Hilton Head Island and Bluffton, South Carolina.  The Company also has mortgage lending offices in Savannah, Richmond Hill and Hilton Head Island and an investment management office in Savannah.  In addition, the Company has a loan production office on St. Simons Island, Georgia.

Savannah and Bryan are in the relatively diverse and growing Savannah Metropolitan Statistical Area.  The diversity of major employers includes manufacturing, port related transportation, construction, military, healthcare, tourism, education, warehousing and the supporting services and products for each of these major employers.  The real estate market is experiencing moderate government and commercial growth and slower residential growth. Coastal Georgia and South Carolina continue to be desired retiree residential destinations.

Harbourside specifically targets real estate lending and related full service banking opportunities in the coastal South Carolina market.  Harbourside’s primary market has continued to show deterioration in real estate prices.

The primary risks to the Company include those disclosed in Item 1A in the Company’s Annual Report on Form 10-K for December 31, 2008.

The primary strategic objectives of the Company are growth in loans, deposits, assets under management, product lines and service quality in existing markets, and quality expansion into new markets, within acceptable risk parameters, which result in enhanced shareholder value.

Critical Accounting Estimates

Allowance for Loan Losses

The Company considers its policies regarding the allowance for loan losses to be its most critical accounting estimate due to the significant degree of management judgment involved.  The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at March 31, 2009.  The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations and concentrations of credit.  Other factors affecting the allowance include market interest rates, loan sizes, portfolio maturity and composition, collateral values and general economic conditions.  Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the amount of the allowance.

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

The allowance for loan losses totaled $15,309,000, or 1.77 percent of total loans, at March 31, 2009.  This is compared to an allowance of $13,300,000, or 1.54 percent of total loans, at December 31, 2008.  For the three months ended March 31, 2009, the Company reported net charge-offs of $1,711,000 compared to net charge-offs of $1,806,000 for the same period in 2008.

During the first three months of 2009 and 2008, a provision for loan losses of $3,720,000 and $1,070,000, respectively, was added to the allowance for loan losses.  The higher provision for loans losses in 2009 was primarily due to continued weakness in the Company’s local residential real estate markets.  Approximately $1.6 million of the first quarter 2009 provision was related to deterioration in two significant residential relationships in the Hilton Head Island/Bluffton, South Carolina market.

The Company's nonperforming assets consist of other real estate owned, loans on nonaccrual status and loans which are contractually past due 90 days or more on which interest is still being accrued.  Nonaccrual loans of $23,927,000 and loans past due 90 days or more of $268,000 totaled $24,195,000, or 2.80 percent of gross loans, at March 31, 2009.  Nonaccrual loans of $26,277,000 and loans past due 90 days or more of $1,326,000 totaled $27,603,000, or 3.19 percent of gross loans, at December 31, 2008.  Generally, loans are placed on nonaccrual status when the collection of the principal or interest in full becomes doubtful.  In the first quarter 2009, the Company successfully settled its largest single nonperforming loan of approximately $4 million.  The Company recovered the full principal and interest due on the loan.  Nonperforming assets also included $8,342,000 and $8,100,000 of other real estate owned at March 31, 2009 and December 31, 2008, respectively.  Management is aggressively pricing and marketing the other real estate owned.

If the allowance for loan losses had changed by five percent, the effect on net income would have been approximately $500,000.  If the allowance had to be increased by this amount, it would not have changed the holding company or the Subsidiary Banks’ status as well-capitalized financial institutions.

Impairment of Loans

The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is considered impaired when it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  A loan is not considered impaired during a period of delay in payment if the ultimate collection of all amounts due is expected.  The Company maintains a valuation allowance to the extent that the measure of value of an impaired loan is less than the recorded investment.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties.  The Company may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other than temporary deterioration in market conditions.

The following table provides historical information regarding the allowance for loan losses and nonperforming loans and assets for the most recent five quarters ended March 31, 2009.

The Savannah Bancorp, Inc. and Subsidiaries
Allowance for Loan Losses and Nonperforming Loans
(Unaudited)

	2009	2008
	First	Fourth	Third	Second	First
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses
Balance at beginning of period	$ 13,300	$ 12,390	$ 12,445	$ 12,128	$ 12,864
Provision for loan losses	3,720	2,270	1,505	1,155	1,070
Net charge-offs	(1,711)	(1,360)	(1,560)	(838)	(1,806)
Balance at end of period	$ 15,309	$ 13,300	$ 12,390	$ 12,445	$ 12,128

As a % of loans	1.77%	1.54%	1.45%	1.48%	1.45%
As a % of nonperforming loans	63.27%	48.18%	56.25%	66.61%	69.26%
As a % of nonperforming assets	47.05%	37.25%	43.94%	59.18%	62.08%

Net charge-offs as a % of average loans (a)	0.82%	0.65%	0.75%	0.40%	0.90%

Risk element assets
Nonaccruing loans	$ 23,927	$ 26,277	$ 17,753	$ 16,991	$ 16,915
Loans past due 90 days – accruing	268	1,326	4,274	1,693	596
Total nonperforming loans	24,195	27,603	22,027	18,684	17,511
Other real estate owned	8,342	8,100	6,168	2,346	2,025
Total nonperforming assets	$ 32,537	$ 35,703	$ 28,195	$ 21,030	$ 19,536

Loans past due 30-89 days	$ 16,906	$ 8,269	$ 8,841	$ 6,528	$ 11,014

Nonperforming loans as a % of loans	2.80%	3.19%	2.58%	2.22%	2.10%
Nonperforming assets as a % of loans
and other real estate owned	3.73%	4.09%	3.28%	2.50%	2.33%

(a) Annualized

Impaired loans under Statement of Financial Accounting Standards No. 114 totaled $38,492,000 and $37,730,000 at March 31, 2009 and December 31, 2008, respectively.

Results of Operations

First Quarter, 2009 Compared to the First Quarter, 2008

Net loss for the first quarter 2009 was $285,000, versus net income of $1,704,000 in the first quarter 2008.  Net loss per share was 5 cents in the first quarter 2009 compared to net income of 29 cents per diluted share in the first quarter 2008. The decline in first quarter earnings results primarily from a higher provision for loan losses.  Return on average equity was (1.43) percent, return on average assets was (0.12) percent and the efficiency ratio was 66.93 percent in the first quarter 2009.

First quarter average interest-earning assets increased 5.7 percent to $926 million in 2009 from $876 million in 2008.  First quarter net interest income was $7,666,000 in 2009 compared to $8,071,000 in 2008, a decrease of $405,000 or 5.0 percent.  First quarter average loans were $840 million in 2009, 4.9 percent higher when compared to $801 million in 2008.  First quarter net interest margin decreased to 3.36 percent in 2009 from 3.70 percent in the same period in 2008.  The prime rate decreased from 5.25 percent to 3.25 percent during the twelve month period ended March 31, 2009.  As shown in Table 2, the decline in net interest margin was primarily due to lower loan market rates, competitive local deposit pricing and higher levels of noninterest-earning assets.

As shown in Table 1, the Company’s balance sheet is asset-sensitive since the interest-earning assets reprice faster than interest-bearing liabilities.  Deposit pricing in the Savannah and Bryan markets has also been impacted by new entrants into the market paying special deposit rates that are significantly higher than market deposit rates.

First quarter provision for loan losses was $3,720,000 for 2009, compared to $1,070,000 for the comparable period in 2008.  First quarter net charge-offs were $1,711,000 for 2009 compared to $1,806,000 in the same quarter in 2008.  Loan growth was flat in the first quarter 2009 compared to $26 million in loan growth in the first quarter 2008.  The significantly higher provision for loan losses was primarily related to weakness in residential real estate-related loans in the Hilton Head Island / Bluffton, South Carolina market.

Noninterest income increased $245,000, or 14 percent in the first quarter 2009 versus the same period in 2008.  The increase was due to higher service charges on deposits of $80,000 and mortgage related income of $29,000, a higher gain on hedges of $112,000 and a gain on the sale of securities of $184,000 partially offset by $137,000 in lower trust and asset management fees.  The higher service charges were primarily due to a new payment optimization program started in the first quarter 2008.

Noninterest expense increased to $6,475,000, up $324,000 or 5.3 percent, in the first quarter 2009 compared to the first quarter 2008.  Noninterest expense included $139,000 of higher Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and a loss on the sale of other real estate owned of $164,000.  The remainder of the increase was due to higher occupancy and equipment and information technology expense partially offset by lower salaries and employee benefits.

The first quarter income tax benefit was $235,000 in 2009 and income tax expense was $910,000 in 2008.  The combined effective federal and state tax rates were 45.2 percent and 34.8 percent in the first quarter of 2009 and 2008, respectively.  The higher effective tax rate in the first quarter 2009 was due to the impact of tax credits on lower taxable income.  The Company has never recorded a valuation allowance against deferred tax assets.  All significant deferred tax assets are considered to be realizable due to expected future taxable income.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  Loans were flat for the first quarter of 2009.  The $7 million decrease in investment securities and $11 million increase in deposits was used primarily to pay down short-term borrowings.

Average total assets increased 7 percent to $1 billion in the first three months of 2009 from $935 million in the same period in 2008.  Total assets were $1 billion and $946 million at March 31, 2009 and 2008, respectively, an increase of 6 percent.

The Company has classified all investment securities as available for sale.  The unrealized gain/loss on investment securities and the net change in the fair value of derivative instruments are included in shareholders’ equity at March 31, 2009 and 2008 as accumulated other comprehensive income (loss), net of tax.

Brokered time deposits and institutional money market accounts totaled $220 million at March 31, 2009 compared to $222 million at December 31, 2008.  At March 31, 2009 and December 31, 2008, brokered time deposits include $39 million and $38 million, respectively, of deposits from our local customers that are classified as brokered because they are included in the CDARS network for deposit insurance purposes.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2009 and December 31, 2008, including a more detailed breakdown of real estate-secured loans by collateral type and purpose.

($ in thousands)	3/31/09	% of Total	12/31/08	% of Total	% Dollar Change
Non-residential real estate
Owner-occupied	$ 140,879	16	$ 137,742	16	2.3
Non owner-occupied	139,334	16	124,502	14	12
Construction	11,893	1	26,965	3	(56)
Commercial land and lot development	42,837	5	42,590	5	0.6
Total non-residential real estate	334,943	38	331,799	38	0.9
Residential real estate
Owner-occupied – 1-4 family	89,054	10	89,774	10	(0.8)
Non owner-occupied – 1-4 family	153,602	18	147,396	17	4.2
Construction	24,768	3	43,431	5	(43)
Residential land and lot development	104,296	12	98,715	12	5.7
Home equity lines	57,243	7	55,092	6	3.9
Total residential real estate	428,963	50	434,408	50	(1.3)
Total real estate loans	763,906	88	766,207	88	(0.3)
Commercial	85,405	10	81,348	10	5.0
Consumer	15,804	2	17,628	2	(10)
Unearned fees, net	(189)	-	(209)	-	(9.6)
Total loans, net of unearned fees	$ 864,926	100	$ 864,974	100	0.0

Capital Resources

The banking regulatory agencies have adopted capital requirements that specify the minimum level for which no prompt corrective action is required.  In addition, the FDIC assesses FDIC insurance premiums based on certain “well-capitalized” risk-based and equity capital ratios.  As of March 31, 2009, the Company and the Subsidiary Banks exceeded the minimum requirements necessary to be classified as “well-capitalized.”

Total tangible equity capital for the Company was $77.0 million, or 7.70 percent of total assets at March 31, 2009.  The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

						Well-
($ in thousands)	Company	Savannah	Bryan	Harbourside	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 84,389	$ 54,395	$ 20,780	$ 5,227	-	-
Total capital	94,730	61,309	23,270	5,973	-	-

Leverage Ratios
Tier 1 capital to average assets	8.41%	8.18%	8.63%	7.24	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk- weighted assets	10.26%	9.88%	10.45%	8.99%	4.00%	6.00%
Total capital to risk- weighted assets	11.52%	11.14%	11.70%	10.28%	8.00%	10.00%

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

The Company is evaluating the TARP and other liquidity programs provided by the United States Treasury Department.  If approved, and if the Company elects to participate, the Company is eligible to issue up to $24 million of preferred stock under the guidelines of the Capital Purchase Program.

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

During the first three months of 2009, portfolio loans were flat at $865 million while deposits increased $11 million to $843 million.  The loan to deposit ratio was 103 percent at March 31, 2009.  In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the FHLB, temporary federal funds purchased lines with correspondent banks and non-local institutional and brokered deposits.  Contingency funding and liquidity sources include the ability to sell loans, or participations in certain loans, to investors and borrowings from the Federal Reserve Bank (“FRB”) discount window.

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB.  Under these agreements, the Subsidiary Banks have credit lines up to 75 percent of the FHLB qualifying collateral value of their 1-4 family first mortgage loans and up to 50 percent of the FHLB qualifying collateral value of their home equity lines of credit and second mortgage residential loans.  The Subsidiary Banks’ individual borrowing limits range from 10 to 25 percent of assets.  In aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $158 million of which $24 million was advanced at March 31, 2009.  These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks.  The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide up to $20 million of funding needs for 30-60 days.  The Subsidiary Banks have been approved to access the FRB discount window to borrow on a secured basis at 25 basis points over the Federal Funds Target Rate.  The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested. Savannah and Bryan were approved by the FRB under the borrower-in-custody of collateral (“BIC”) arrangement.  This temporary liquidity arrangement allows collateral to be maintained at Savannah and Bryan rather than being delivered to the FRB or a third-party custodian.  At March 31, 2009, the Company had secured borrowing capacity of $132 million with the FRB and $10 million outstanding.

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

The Company’s cash flow, maturity and repricing gap at March 31, 2009 was $42 million at one year, or 4.6 percent of total interest-earning assets.  At December 31, 2008 the gap at one year was $29 million, or 3.1 percent of total interest-earning assets.  Interest-earning assets with maturities over five years totaled approximately $62 million, or 6.7 percent of total interest-earning assets.  See Table 1 for cash flow, maturity and repricing gap.  The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income.  However, interest-earning assets with maturities and/or repricing dates over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

The Company is asset-sensitive within one year.  The decreases in the prime rate from 5.25 percent to 3.25 percent over the past year through March 31, 2009, the level of nonaccruing loans and changes in the deposit mix have negatively impacted net interest income and net interest margin in the first three months of 2009 compared to the same period in 2008.  Over the past year earning assets repriced faster than deposits, however time deposits continue to reprice lower after the prime rate stops decreasing.  On a linked quarter basis, the first quarter 2009 net interest margin increased 12 basis points to 3.36 percent from 3.24 percent in the fourth quarter 2008.

The Company has implemented various strategies to reduce the Company’s asset-sensitive position, primarily through the increased use of fixed rate loans, short maturity funding sources and hedging strategies such as interest rate floors, collars and swaps. In the first quarter of 2009, the Company terminated a $15 million interest rate collar position for net proceeds of $512,000.  In April 2009, the Company terminated a $25 million interest rate collar position for net proceeds of $787,000.  The amounts in other comprehensive income related to the terminated transactions will be reclassified into earnings over the remaining lives of the original hedged transactions.  As of April 2009, the Company has terminated all derivative positions.  These actions have reduced the Company’s exposure to falling interest rates.

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

Table 1 – Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of March 31, 2009:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	years	years	years	Total
Interest-earning assets
Investment securities	$ -	$ 14,749	$ 23,365	$ 18,400	$ 5,344	$ 10,273	$ 72,131
Interest-bearing deposits	5,401	197	352	510	-	-	6,460
Federal funds sold	565	-	-	-	-	-	565
Loans held for sale	-	49	-	-	-	-	49
Loans - fixed rates	-	73,728	136,386	144,737	38,669	38,058	431,578
Loans - variable rates	-	370,720	9,652	8,222	7,254	13,574	409,422
Total interest-earnings assets	5,966	459,443	169,755	171,869	51,267	61,905	920,205
Interest-bearing liabilities
NOW and savings	-	6,651	13,302	33,256	39,907	39,907	133,023
Money market accounts	-	109,094	39,372	22,498	33,747	-	204,711
Time deposits	-	124,420	238,300	49,183	7,983	160	420,046
Short-term borrowings	40,830	10,000	1,000	-	-	-	51,830
FHLB advances - long-term	-	-	4	11	12	10,140	10,167
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	40,830	260,475	291,978	104,948	81,649	50,207	830,087
Gap-Excess assets (liabilities)	(34,864)	198,968	(122,223)	66,921	(30,382)	11,698	90,118
Gap-Cumulative	$ (34,864)	$ 164,104	$ 41,881	$ 108,802	$ 78,420	$ 90,118	$ 90,118
Cumulative sensitivity ratio *	0.15	1.54	1.07	1.16	1.10	1.11	1.11

*   Cumulative interest-earning assets / cumulative interest-bearing liabilities

Table 2 – Average Balance Sheet and Rate/Volume Analysis – First Quarter, 2009 and 2008

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the first quarter of 2009 and 2008.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
3/31/09	3/31/08	3/31/09	3/31/08		3/31/09	3/31/08	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 3,817	$ 6,910	1.38	3.89	Interest-bearing deposits	$ 13	$ 67	$ (54)	$ (43)	$ (11)
76,748	58,423	4.70	5.23	Investments - taxable	890	762	128	(76)	204
1,573	1,916	5.41	5.44	Investments - non-taxable	21	26	(5)	-	(5)
3,602	6,598	0.23	3.22	Federal funds sold	2	53	(51)	(49)	(2)
108	734	11.27	6.56	Loans held for sale	3	12	(9)	9	(18)
839,683	801,441	5.62	7.11	Loans (c)	11,645	14,213	(2,568)	(2,944)	376
925,531	876,022	5.51	6.93	Total interest-earning assets	12,574	15,133	(2,559)	(3,067)	508
77,537	58,734			Noninterest-earning assets
$1,003,068	$934,756			Total assets

				Liabilities and equity
				Deposits
$ 123,346	$115,485	0.53	1.56	NOW accounts	160	449	(289)	(293)	4
15,067	15,990	0.73	0.88	Savings accounts	27	35	(8)	(6)	(2)
107,227	135,539	1.79	2.75	Money market accounts	473	930	(457)	(321)	(136)
98,091	51,667	1.80	3.89	MMA - institutional	436	501	(65)	(266)	201
144,346	146,914	3.77	5.10	CDs, $100M or more	1,342	1,867	(525)	(482)	(43)
122,728	69,871	2.65	4.41	CDs, broker	803	769	34	(303)	337
140,807	129,993	3.57	4.85	Other time deposits	1,240	1,573	(333)	(410)	77
751,612	665,459	2.42	3.69	Total interest-bearing deposits	4,481	6,124	(1,643)	(2,084)	441
10,545	5,733	2.12	3.43	FHLB advances - long-term	55	49	6	(19)	25
62,134	83,349	1.66	3.33	Short-term borrowings	255	691	(436)	(343)	(93)
10,310	10,310	4.29	7.39	Subordinated debt	109	190	(81)	(79)	(2)
				Total interest-bearing
834,601	764,851	2.38	3.70	liabilities	4,900	7,054	(2,154)	(2,489)	335
81,126	83,522			Noninterest-bearing deposits
6,468	8,173			Other liabilities
80,873	78,210			Shareholders' equity
$1,003,068	$934,756			Liabilities and equity
		3.13	3.23	Interest rate spread
		3.36	3.70	Net interest margin
				Net interest income	$ 7,674	$ 8,079	$ (405)	$ (578)	$ 173
$ 90,930	$111,171			Net earning assets
$ 832,738	$748,981			Average deposits
		2.18	3.28	Average cost of deposits
101%	107%			Average loan to deposit ratio

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $8 in the first quarter 2009 and 2008, respectively.
(c) Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Table 3 - Off-Balance Sheet Arrangements

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business.  At March 31, 2009, the Company had unfunded commitments to extend credit of $104 million and outstanding stand-by letters of credit of $7 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

On February 24, 2006, Harbourside entered into a 20-year noncancellable operating lease for the main office building.  In April 2009, the Company purchased Harbourside’s main office and thus has excluded those lease payments below.  In March 2007, Harbourside entered into a ten-year lease agreement for a branch office location in Bluffton, South Carolina.  Also in March 2007, the Company entered into a five-year data processing agreement with its current processor.  Except as noted, each of these obligations is included in the table below.

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances – long-term	$ 10,167	$ 1,000	$ -	$ -	$ 9,167
Subordinated debt	10,310	-	-	-	10,310
Operating leases – buildings	2,387	576	831	595	385
Information technology contracts	3,587	1,195	2,392	-	-
Total	$ 26,451	$ 2,771	$ 3,223	$ 595	$ 19,862

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Part I of the 2008 Form 10-K, which could materially affect our business, financial condition and/or operating results.  There have been no material changes from those risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of the 2008 Form 10-K.

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

The Savannah Bancorp, Inc. (Registrant)

Date: 5/11/09	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 5/11/09	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)