Form 10-Q
period 2009-06-30
SAVANNAH BANCORP INC
filed 2009-08-10
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-18560

The Savannah Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-1861820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Bull Street, Savannah, Georgia 31401
(Address of principal executive offices) (Zip Code)

(912) 629-6486
(Registrant's telephone number, including area code)

[Not Applicable]
(Former name, former address and former fiscal year,
if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,932,346 common shares, $1.00 par value, at July 31, 2009.

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
June 30, 2009

Page

Cover Page	1

Form 10-Q Index	2

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2009 and 2008 and December 31, 2008	3

Consolidated Statements of Operations
for the Three Months and Six Months Ended June 30, 2009 and 2008	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Six Months Ended June 30, 2009 and 2008	5

Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2009 and 2008	6

Condensed Notes to Consolidated Financial Statements	7-10

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	11-19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20-24

Item 4. Controls and Procedures	24

Part II – Other Information

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

Part I – Financial Information
Item 1.  Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	June 30,	December 31,	June 30,
	2009	2008	2008
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 22,650	$ 15,088	$ 18,237
Federal funds sold	11,550	9,701	12,707
Interest-bearing deposits in banks	6,209	3,312	9,763
Cash and cash equivalents	40,409	28,101	40,707
Securities available for sale, at fair value (amortized
cost of $81,863, $79,447 and $56,475)	83,825	81,619	56,678
Loans held for sale	58	291	1,263
Loans, net of allowance for loan losses of $15,597,
$13,300 and $12,445	846,645	851,674	825,981
Premises and equipment, net	16,408	11,107	9,519
Other real estate owned	6,377	8,100	2,346
Bank-owned life insurance	6,326	6,216	6,100
Goodwill and other intangible assets, net	2,570	2,642	2,714
Other assets	16,939	17,534	18,292
Total assets	$ 1,019,557	$ 1,007,284	$ 963,600

Liabilities
Deposits:
Noninterest-bearing	$ 78,961	$ 82,723	$ 83,736
Interest-bearing demand	121,919	128,965	127,699
Savings	16,421	14,370	16,005
Money market	219,990	199,194	221,958
Time deposits	409,746	406,763	358,750
Total deposits	847,037	832,015	808,148
Short-term borrowings	61,989	67,787	46,961
Federal Home Loan Bank advances – long-term	15,666	10,169	11,826
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	5,575	6,071	7,892
Total liabilities	940,577	926,352	885,137

Shareholders' equity
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Common stock, par value $1 per share: authorized
20,000,000 shares; issued 5,933,789,
5,933,789 and 5,931,008 shares	5,934	5,934	5,931
Additional paid-in capital	38,567	38,516	38,419
Retained earnings	32,512	33,552	32,618
Treasury stock, at cost, 1,443, 318 and 318 shares	(4)	(4)	(4)
Accumulated other comprehensive income, net	1,971	2,934	1,499
Total shareholders' equity	78,980	80,932	78,463
Total liabilities and shareholders' equity	$ 1,019,557	$ 1,007,284	$ 963,600

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$ 11,852	$ 13,447	$ 23,495	$ 27,658
Loans held for sale	4	20	7	32
Investment securities:
Taxable	862	673	1,743	1,350
Tax-exempt	24	22	41	44
Dividends	8	65	15	148
Deposits with banks	12	34	25	101
Federal funds sold	2	33	4	86
Total interest and dividend income	12,764	14,294	25,330	29,419
Interest expense
Deposits	4,264	5,358	8,745	11,482
Short-term borrowings	242	329	497	1,020
Federal Home Loan Bank advances	78	83	133	132
Subordinated debt	96	138	205	328
Total interest expense	4,680	5,908	9,580	12,962
Net interest income	8,084	8,386	15,750	16,457
Provision for loan losses	3,225	1,155	6,945	2,225
Net interest income after
provision for loan losses	4,859	7,231	8,805	14,232
Noninterest income
Trust and asset management fees	571	720	1,158	1,444
Service charges on deposit accounts	432	534	899	921
Mortgage related income, net	159	86	251	149
Other operating income	309	300	592	606
Gain on hedges	245	-	641	284
Gain on sale of securities	190	134	374	134
Total noninterest income	1,906	1,774	3,915	3,538
Noninterest expense
Salaries and employee benefits	2,998	3,489	6,349	6,962
FDIC deposit insurance	816	165	1,114	325
Occupancy and equipment	452	910	1,460	1,799
Information technology	451	395	889	788
Loss (gain) on sale of foreclosed assets	885	(17)	1,049	(16)
Other operating expense	1,137	1,192	2,353	2,427
Total noninterest expense	6,739	6,134	13,214	12,285
Income (loss) before income taxes	26	2,871	(494)	5,485
Income tax (benefit) expense	(80)	985	(315)	1,895
Net income (loss)	$ 106	$ 1,886	$ (179)	$ 3,590
Net income (loss) per share:
Basic	$ 0.02	$ 0.32	$ (0.03)	$ 0.61
Diluted	$ 0.02	$ 0.32	$ (0.03)	$ 0.60
Dividends per share	$ 0.020	$ 0.125	$ 0.145	$ 0.250
The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
 ($ in thousands, except share data)
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Common shares issued
Shares, beginning of period	5,933,789	5,923,797
Common stock issued	-	7,211
Exercise of options	-	-
Shares, end of period	5,933,789	5,931,008
Treasury shares owned
Shares, beginning of period	318	318
Unvested restricted stock	1,125	-
Shares, end of period	1,443	318
Common stock
Balance, beginning of period	$ 5,934	$ 5,924
Common stock issued	-	7
Balance, end of period	5,934	5,931
Additional paid-in capital
Balance, beginning of period	38,516	38,279
Common stock issued, net of issuance costs	-	68
Stock-based compensation, net	51	76
Exercise of options	-	(4)
Balance, end of period	38,567	38,419
Retained earnings
Balance, beginning of period	33,552	30,512
Net (loss) income	(179)	3,590
Dividends	(861)	(1,484)
Balance, end of period	32,512	32,618
Treasury stock
Balance, beginning and end of period	(4)	(4)
Accumulated other comprehensive income, net
Balance, beginning of period	2,934	1,561
Change in unrealized gains/losses on securities
available for sale, net of tax	(85)	(384)
Change in fair value and gains on termination of derivative
instruments, net of tax	(878)	322
Balance, end of period	1,971	1,499
Total shareholders' equity	$ 78,980	$ 78,463

Other comprehensive (loss) income, net
Net (loss) income	$ (179)	$ 3,590
Change in unrealized gains/losses on securities
available for sale, net of tax	(85)	(384)
Change in fair value and gains on termination of derivative
instruments, net of tax	(878)	322
Other comprehensive (loss) income, net	$ (1,142)	$ 3,528

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 ($ in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Operating activities
Net (loss) income	$ (179)	$ 3,590
Adjustments to reconcile net (loss) income to cash
provided by operating activities:
Provision for loan losses	6,945	2,225
Loans originated for sale	-	(8,812)
Proceeds from sale of loans originated for sale	233	7,765
Net amortization (accretion) of securities	41	(77)
Depreciation and amortization	733	525
Accretion of gain on termination of derivatives	(1,290)	(594)
Proceeds from termination of derivatives	1,299	2,369
Non cash stock-based compensation expense	81	76
Increase in deferred income taxes, net	(925)	(1,091)
Gain on sale of loans and securities, net	(374)	(170)
Loss (gain) on sale of foreclosed assets	1,049	(16)
Write-down of other real estate owned	-	86
Equity in net income of nonconsolidated subsidiary	(43)	(47)
Increase in CSV of bank-owned life insurance policies	(110)	(115)
Change in other assets and other liabilities, net	277	2,789
Net cash provided by operating activities	7,737	8,503
Investing activities
Activity in available for sale securities
Purchases	(25,137)	(11,214)
Sales	8,175	4,168
Maturities and calls	14,879	11,023
Loan originations and principal collections, net	(3,893)	(33,594)
Proceeds from sale of foreclosed assets	2,649	871
Additions to premises and equipment	(5,962)	(3,142)
Net cash used in investing activities	(9,289)	(31,888)
Financing activities
Net decrease in noninterest-bearing deposits	(3,762)	(4,767)
Net increase in interest-bearing deposits	18,784	48,697
Net decrease in short-term borrowings	(5,798)	(23,638)
Net increase in FHLB advances – long-term	5,497	8,853
Payment on note payable	-	(944)
Dividends paid	(861)	(1,484)
Issuance of common stock	-	71
Net cash provided by financing activities	13,860	26,788
Increase in cash and cash equivalents	12,308	3,403
Cash and cash equivalents, beginning of period	28,101	37,304
Cash and cash equivalents, end of period	$ 40,409	$ 40,707

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has evaluated all significant events and transactions that occurred after June 30, 2009, but prior to August 10, 2009, the date these consolidated financial statements were issued, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2008.  Certain prior period balances and formats have been reclassified to conform to the current period presentation.

Note 2 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Savannah Bank, N.A., Bryan Bank & Trust and Harbourside Community Bank (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances.  Cash reserves of $224,000, $507,000 and $436,000 were required as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  The Company pledged interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities sold under repurchase agreements.  Pledged cash balances were $1,500,000, $2,000,000 and $6,500,000 at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

Note 3 - Earnings (Loss) Per Share

Basic earnings (loss) per share represent net income (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  For the six months ended June 30, 2009, the Company excluded approximately 3,000 shares from the calculation of diluted earnings (loss) per share due to their anti-dilutive effect.  Earnings (loss) per common share have been computed based on the following:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2009	2008	2009	2008
Average number of common shares outstanding - basic	5,932	5,931	5,933	5,929
Effect of dilutive options	4	21	-	23
Average number of common shares outstanding - diluted	5,936	5,952	5,933	5,952

Note 4 - Securities Available for Sale

The aggregate amortized cost and fair value of securities available for sale as of June 30, 2009 were as follows:

($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U. S. government-sponsored agencies	$ 5,328	$ 249	$ -	$ 5,577
Mortgage-backed securities	69,958	1,655	(36)	71,577
State and municipal	2,861	107	(13)	2,955
Restricted equity securities	3,716	-	-	3,716
Total investment securities	$ 81,863	$ 2,011	$ (49)	$ 83,825

At June 30, 2009, management performed its quarterly analysis of all securities with an unrealized loss and concluded no material individual securities were other-than-temporarily impaired.

The distribution of securities by contractual maturity at June 30, 2009 is shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Mortgage-backed securities are shown separately from the other debt securities in the following maturity summary.

($ in thousands)	Amortized Cost	Fair Value
Securities available for sale:
Due after one year through five years	$ 2,421	$ 2,502
Due after five years through ten years	4,538	4,813
Due after ten years	1,230	1,217
Mortgage-backed securities	69,958	71,577
Restricted equity securities	3,716	3,716
Total investment securities	$ 81,863	$ 83,825

The restricted equity securities consist solely of FHLB and Federal Reserve Bank of Atlanta stock.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature.

Note 5 - Short-Term Borrowings

At June 30, 2009, the Company did not meet a certain covenant contained in a loan agreement; however, the Company obtained a waiver.

Note 6 - Fair Value of Financial Instruments

Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Note 6 - Fair Value of Financial Instruments (continued)

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Recurring Fair Value Changes

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

Assets and liabilities measured at fair value under SFAS 157 on a recurring basis are summarized below:

Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
($ in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Investment securities	$ 83,825	$ -	$ 83,825	$ -
Loans held for sale	58	-	58	-

Nonrecurring Fair Value Changes

Certain assets and liabilities are measured at fair value on a nonrecurring basis.  These instruments are not measured at fair value on an ongoing basis, but subject to fair value in certain circumstances, such as when there is evidence of impairment that may require write-downs.  The write-downs for the Company’s more significant assets or liabilities measured on a nonrecurring basis are based on the lower of amortized or estimated fair value.

Impaired loans and other real estate owned ("OREO"):  Impaired loans and OREO are evaluated and valued at the time the loan or OREO is identified as impaired, at the lower of cost or market value.  Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral for impaired loans may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  Its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals.  Impaired loans and OREO are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Assets and liabilities measured at fair value under SFAS 157 on a nonrecurring basis are summarized below:

		Carrying Values at June 30, 2009
($ in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$ 27,896	-	-	$ 27,896
OREO	6,377	-	-	6,377

($ in thousands)	Impaired loans	OREO
Balance at December 31, 2008	$ 37,730	$ 8,100
Total gains for the year	-	8
Total losses for the year	-	(1,057)
Net transfers in/out Level 3	(9,834)	(674)
Balance at June 30, 2009	$ 27,896	$ 6,377

Note 6 - Fair Value of Financial Instruments (continued)

Fair Value Disclosures

Under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), the Company is required to disclose the estimated fair value of other financial instruments that are not subject to the requirements of SFAS 157.  As with most financial institutions, the majority of the Company’s assets and liabilities are considered financial instruments.  Many of the financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Therefore, significant estimates and present value calculations are used for the purpose of this disclosure.  Such estimates involve judgments as to economic conditions, risk characteristics and future expected loss experience of various financial instruments and other factors that cannot be determined with precision.

Cash and due from banks, federal funds sold, accrued interest receivable, all non-maturity deposits, short-term borrowings, subordinated debt and accrued interest payable have carrying amounts which approximate fair value primarily because of the short repricing opportunities of these instruments.

Following is a description of the methods and assumptions used by the Company to estimate the fair value of its financial instruments:

Investment securities: Fair value is based upon quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  Restricted equity securities are carried at cost because no market value is available.

Loans: The fair value is estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type, such as commercial, mortgage, and consumer loans.  The fair value of the loan portfolio is calculated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan.  The estimated fair value of the Subsidiary Banks' off-balance sheet commitments is nominal since the committed rates approximate current rates offered for commitments with similar rate and maturity characteristics and since the estimated credit risk associated with such commitments is not significant.

Deposit liabilities: The fair value of time deposits is estimated using the discounted value of contractual cash flows based on current rates offered for deposits of similar remaining maturities.

FHLB advances – long-term:  The fair value is estimated using the discounted value of contractual cash flows based on current rates offered for advances of similar remaining maturities and/or termination values provided by the FHLB.

The carrying amounts and estimated fair values of all the Company’s financial instruments covered by SFAS 107 and SFAS 157 are as follows as of June 30:

	2009
($ in thousands)		Estimated
	Carrying	Fair
	Value	Value
Financial assets:
Cash and federal funds sold	$ 34,200	$ 34,200
Interest-bearing deposits	6,209	6,209
Securities available for sale	83,825	83,825
Loans held for sale	58	58
Loans, net of allowance for loan losses	846,645	855,903
Accrued interest receivable	3,717	3,717

Financial liabilities:
Deposits	847,037	854,291
Short-term borrowings	61,989	61,989
FHLB advances – long-term	15,666	15,967
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310
Accrued interest payable	2,181	2,181

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

Overview

For a comprehensive presentation of the Company’s financial condition at June 30, 2009 and 2008 and results of operations for the three and six month periods ended June 30, 2009 and 2008, the following analysis should be reviewed with other information including the Company’s December 31, 2008 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
Second Quarter Financial Highlights
 ($ in thousands, except share data)
(Unaudited)

Balance Sheet Data at June 30	2009	2008	% Change
Total assets	$ 1,019,557	$ 963,600	5.8
Interest-earning assets	936,927	901,643	3.9
Loans	862,242	838,426	2.8
Other real estate owned	6,377	2,346	172
Deposits	847,037	808,148	4.8
Interest-bearing liabilities	856,041	793,509	7.9
Shareholders' equity	78,980	78,463	0.7
Loan to deposit ratio	101.80%	103.75%	(1.9)
Equity to assets	7.75%	8.14%	(4.8)
Tier 1 capital to risk-weighted assets	10.30%	10.50%	(1.9)
Total capital to risk-weighted assets	11.55%	11.75%	(1.7)
Outstanding shares	5,932	5,931	0.0
Book value per share	$ 13.31	$ 13.23	0.6
Tangible book value per share	$ 12.88	$ 12.77	0.9
Market value per share	$ 6.65	$ 13.00	(49)

Loan Quality Data
Nonaccruing loans	$ 24,994	$ 16,991	47
Loans past due 90 days – accruing	2,374	1,693	40
Net charge-offs	4,648	2,644	76
Allowance for loan losses	15,597	12,445	25
Allowance for loan losses to total loans	1.81%	1.48%	22
Nonperforming assets to total loans and OREO	3.88%	2.50%	55

Performance Data for the Second Quarter
Net income	$ 106	$ 1,886	(94)
Return on average assets	0.04%	0.80%	(95)
Return on average equity	0.53%	9.65%	(95)
Net interest margin	3.52%	3.77%	(6.6)
Efficiency ratio	67.46%	60.44%	12
Per share data:
Net income – basic	$ 0.02	$ 0.32	(94)
Net income – diluted	$ 0.02	$ 0.32	(94)
Dividends	$ 0.020	$ 0.125	(84)
Average shares (000s):
Basic	5,932	5,931	0.0
Diluted	5,936	5,952	(0.3)

Performance Data for the First Six Months
Net (loss) income	$ (179)	$ 3,590	(105)
Return on average assets	(0.04)%	0.76%	(105)
Return on average equity	(0.45)%	9.18%	(105)
Net interest margin	3.44%	3.74%	(8.0)
Efficiency ratio	67.20%	61.47%	9.3
Per share data:
Net (loss) income – basic	$ (0.03)	$ 0.61	(105)
Net (loss) income – diluted	$ (0.03)	$ 0.60	(105)
Dividends	$ 0.145	$ 0.250	(42)
Average shares (000s):
Basic	5,933	5,929	0.1
Diluted	5,933	5,952	(0.3)

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
Critical Accounting Estimates
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three and six month periods ended June 30, 2009 compared with the same period in 2008.  Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company."  The Savannah Bank, N.A. is referred to as "Savannah," Bryan Bank & Trust is referred to as “Bryan” and Harbourside Community Bank is referred to as “Harbourside.”  Minis & Co., Inc., a registered investment advisor and wholly-owned subsidiary, is referred to as “Minis.”  The Company formed a new subsidiary, SAVB Holdings, LLC (“SAVB Holdings”), in the third quarter 2008 for the purpose of holding problem loans and other real estate.  Collectively, Savannah, Bryan and Harbourside are referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, Georgia and, as of June 30, 2009, had ten banking offices and twelve ATMs in Savannah, Garden City, Skidaway Island, Whitemarsh Island, Pooler, and Richmond Hill, Georgia and Hilton Head Island and Bluffton, South Carolina.  The Company also has mortgage lending offices in Savannah, Richmond Hill and Hilton Head Island and an investment management office in Savannah.  In addition, the Company has a loan production office on St. Simons Island, Georgia.

Savannah and Bryan are in the relatively diverse and growing Savannah Metropolitan Statistical Area.  The diversity of major employers includes manufacturing, port related transportation, construction, military, healthcare, tourism, education, warehousing and the supporting services and products for each of these major employers.  The real estate market is experiencing moderate government growth and slower commercial and residential growth. Coastal Georgia and South Carolina continue to be desired retiree residential destinations.

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

Critical Accounting Estimates

Allowance for Loan Losses

The Company considers its policies regarding the allowance for loan losses to be its most critical accounting estimate due to the significant degree of management judgment involved.  The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at June 30, 2009.  The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations and concentrations of credit.  Other factors affecting the allowance include market interest rates, loan sizes, portfolio maturity and composition, collateral values and general economic conditions.  Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the amount of the allowance.

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

The allowance for loan losses totaled $15,597,000, or 1.81 percent of total loans, at June 30, 2009.  This is compared to an allowance of $13,300,000, or 1.54 percent of total loans, at December 31, 2008.  For the six months ended June 30, 2009, the Company reported net charge-offs of $4,648,000 compared to net charge-offs of $2,644,000 for the same period in 2008.

During the first six months of 2009 and 2008, a provision for loan losses of $6,945,000 and $2,225,000, respectively, was added to the allowance for loan losses.  The higher provision for loans losses in 2009 was primarily due to charge-offs and continued weakness in the Company’s local residential real estate markets.  Approximately $1.6 million of the 2009 provision was related to deterioration in two significant residential relationships in the Hilton Head Island/Bluffton, South Carolina (“HHI/Bluffton”) market.

The Company's nonperforming assets consist of loans on nonaccrual status, loans which are contractually past due 90 days or more on which interest is still being accrued, and other real estate owned,.  Nonaccrual loans of $24,994,000 and loans past due 90 days or more of $2,374,000 totaled $27,368,000, or 3.17 percent of gross loans, at June 30, 2009.  Nonaccrual loans of $26,277,000 and loans past due 90 days or more of $1,326,000 totaled $27,603,000, or 3.19 percent of gross loans, at December 31, 2008.  Generally, loans are placed on nonaccrual status when the collection of the principal or interest in full becomes doubtful.  Management writes down loans through a charge to the allowance when it determines they are impaired.  In the first quarter 2009, the Company successfully settled its largest single nonperforming loan of approximately $4 million.  The Company recovered the full principal and interest due on the loan.  Nonperforming assets also included $6,377,000 and $8,100,000 of other real estate owned at June 30, 2009 and December 31, 2008, respectively.  Management is aggressively pricing and marketing the other real estate owned.

At June 30, 2009 nonperforming loans consisted primarily of $14.5 million of improved real estate-secured loans and $12.7 million of land, lot and construction and development related loans.  Less than one percent of the loans were unsecured.  Nonperforming loans included one relationship consisting of four loans for $6.3 million to a residential developer in the HHI/Bluffton market.  This relationship was performing until the second quarter 2009.  The loans are secured by residential land and lots.  $916,000 of the allowance was allocated to this relationship as a general reserve.  The next largest nonperforming relationship included ten loans for $3.0 million to a residential homebuilder in the HHI/Bluffton market.  The collateral is primarily completed or nearly completed 1-4 family properties and residential lots.  The Company charged-off $767,000 during the second quarter and still has $171,000 specifically allocated in the allowance for this relationship.

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

The following table provides historical information regarding the allowance for loan losses and nonperforming loans and assets for the most recent five quarters ended June 30, 2009.

	2009		2008
	Second	First	Fourth	Third	Second
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses
Balance at beginning of period	$ 15,309	$ 13,300	$ 12,390	$ 12,445	$ 12,128
Provision for loan losses	3,225	3,720	2,270	1,505	1,155
Net charge-offs	(2,937)	(1,711)	(1,360)	(1,560)	(838)
Balance at end of period	$ 15,597	$ 15,309	$ 13,300	$ 12,390	$ 12,445

As a % of loans	1.81%	1.77%	1.54%	1.45%	1.48%
As a % of nonperforming loans	56.99%	63.27%	48.18%	56.25%	66.61%
As a % of nonperforming assets	46.22%	47.05%	37.25%	43.94%	59.18%

Net charge-offs as a % of average loans (a)	1.41%	0.82%	0.65%	0.75%	0.40%

Risk element assets
Nonaccruing loans	$ 24,994	$ 23,927	$ 26,277	$ 17,753	$ 16,991
Loans past due 90 days – accruing	2,374	268	1,326	4,274	1,693
Total nonperforming loans	27,368	24,195	27,603	22,027	18,684
Other real estate owned	6,377	8,342	8,100	6,168	2,346
Total nonperforming assets	$ 33,745	$ 32,537	$ 35,703	$ 28,195	$ 21,030

Loans past due 30-89 days	$ 6,670	$ 16,906	$ 8,269	$ 8,841	$ 6,528

Nonperforming loans as a % of loans	3.17%	2.80%	3.19%	2.58%	2.22%
Nonperforming assets as a % of loans
and other real estate owned	3.88%	3.73%	4.09%	3.28%	2.50%
Nonperforming assets as a % of assets	3.31%	3.25%	3.54%	2.87%	2.18%

Impaired loans under Statement of Financial Accounting Standards No. 114 totaled $27,896,000 and $37,730,000 at June 30, 2009 and December 31, 2008, respectively.

Results of Operations

Second Quarter, 2009 Compared to the Second Quarter, 2008

Net income for the second quarter 2009 was $106,000, compared to net income of $1,886,000 in the second quarter 2008.  Net income per diluted share was 2 cents in the second quarter 2009 compared to 32 cents per diluted share in the second quarter 2008, a decrease of 94 percent. The decline in second quarter earnings results primarily from a higher provision for loan losses, higher loss on sale of OREO and higher FDIC insurance premiums.  Return on average equity was 0.53 percent, return on average assets was 0.04 percent and the efficiency ratio was 67.46 percent in the second quarter 2009.

Second quarter average interest-earning assets increased 3.4 percent to $922 million in 2009 from $892 million in 2008.  Second quarter net interest income was $8,084,000 in 2009 compared to $8,386,000 in 2008, a decrease of $302,000 or 3.6 percent.  Second quarter average loans were $836 million in 2009, 2.1 percent higher when compared to $819 million in 2008.  Shareholders' equity increased to $79 million at June 30, 2009 from $78 million at June 30, 2008. The Company's total capital to risk-weighted assets ratio was 11.55 percent at June 30, 2009, which exceeds the 10 percent required by the regulatory agencies to maintain well-capitalized status.  Second quarter net interest margin decreased to 3.52 percent in 2009 from 3.77 percent in the same period in 2008.  The prime rate decreased from 5.00 percent to 3.25 percent during the twelve month period ended June 30, 2009.  As shown in Table 2, the decline in net interest margin was primarily due to higher levels of noninterest-earning assets.  On a linked quarter basis, the net interest margin increased 16 basis points over the first quarter 2009.

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

Second quarter provision for loan losses was $3,225,000 for 2009, compared to $1,155,000 for the comparable period in 2008.  Second quarter net charge-offs were $2,937,000 for 2009 compared to $838,000 in the same quarter in 2008.  Loans decreased $2.7 million in the second quarter 2009 compared to $3.7 million in loan growth in the second quarter 2008.  The significantly higher provision for loan losses was primarily related to charge-offs and continued weakness in residential real estate-related loans in the HHI/Bluffton market.

Noninterest income increased $132,000, or 7.4 percent in the second quarter 2009 versus the same period in 2008.  The increase was due to higher mortgage related income, a gain on hedges of $245,000 and a higher gain on the sale of securities partially offset by lower trust and asset management fees and lower service charges on deposits.

Noninterest expense increased to $6,739,000, up $605,000 or 10 percent, in the second quarter 2009 compared to the second quarter 2008. Second quarter 2009 noninterest expense included $651,000 of higher FDIC insurance premiums, of which approximately $465,000 was a special assessment applicable to all FDIC-insured depository institutions, and a loss on sale of foreclosed assets of $885,000.  The remainder of the increase was due to higher information technology expense offset by a $491,000 decrease in salaries and employee benefits and a $458,000 decrease in occupancy and equipment.  In the second quarter 2009, the Company purchased its previously leased Hilton Head Island branch from an outside party and reversed approximately $527,000 in accrued rent expense that was recorded during the 18-month rent free period in accordance with U.S. generally accepted accounting principles.

The second quarter income tax benefit was $80,000 in 2009 and income tax expense was $985,000 in 2008.  The income tax benefit in the second quarter 2009 was due to the impact of tax credits on lower taxable income. The Company has never recorded a valuation allowance against deferred tax assets.  All significant deferred tax assets are considered to be realizable due to expected future taxable income.

First Six Months, 2009 Compared to the First Six Months, 2008

Net loss in the first six months 2009 was $179,000, versus net income of $3,590,000 in the first six months 2008, a decrease of 105 percent.  Net loss per share was 3 cents in the first six months 2009 compared to net income of 60 cents per diluted share in the same period in 2008. The decline in earnings results primarily from a higher provision for loan losses, higher loss on sale of OREO and higher FDIC insurance premiums.  Return on average equity was (0.45) percent, return on average assets was (0.04) percent and the efficiency ratio was 67.20 percent in the first six months 2009.

Average interest-earning assets for the first six months increased 4.5 percent to $924 million in 2009 from $884 million in 2008.  First six months net interest income was $15,750,000 in 2009 compared to $16,457,000 in 2008 a decrease of $707,000 or 4.3 percent.  Average loans were $838 million for the first six months of 2009, 3.5 percent higher when compared to $810 million in 2008.  The net interest margin decreased to 3.44 percent in the first half of 2009 from 3.74 percent in the same period in 2008.  As shown in Table 3, the decline in net interest margin was primarily due to higher levels of noninterest-earning assets.  In addition, the majority of our deposit growth was in higher cost deposits and our earning assets repriced faster than our deposits over the last 12 months.

First six months provision for loan losses was $6,945,000 for 2009, compared to $2,225,000 for 2008.  Net charge-offs for the first six months were $4,648,000 for 2009 compared to $2,644,000 in the same period in 2008.  Changes in the provision are impacted as discussed under the "Allowance for Loan Losses" section above.  Loans decreased $2.7 million in the first six months 2009, compared to loan growth of $29.8 million in the first six months 2008.  The significantly higher provision for loan losses was primarily related to charge-offs and continued weakness in residential real estate-related loans in the HHI/Bluffton market.

Noninterest income was $3,915,000 in the first six months 2009 compared to $3,538,000 in the first six months 2008, an increase of $377,000 or 11 percent.  The increase was due to higher mortgage related income, a $357,000 higher gain on hedges, a $240,000 higher gain on sale of securities partially offset by lower trust and asset management fees.

Noninterest expense was $13,214,000 in the first six months of 2009 compared to $12,285,000 in 2008, an increase of $929,000, or 7.6 percent.  The increase was primarily due to a loss on sale of foreclosed assets of $1,049,000 and higher FDIC insurance premiums of $789,000.  Salaries and benefits decreased $613,000, or 8.8 percent.  Occupancy and equipment expenses decreased $339,000, or 19 percent.

The first six months income tax benefit was $315,000 in 2009 and income tax expense was $1,895,000 in 2008.  The income tax benefit in 2009 was due to the impact of tax credits on lower taxable income. The Company has never recorded a valuation allowance against deferred tax assets.  All deferred tax assets are considered to be realizable due to expected future taxable income.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  Loans decreased $3 million the first six months of 2009.  The $15 million increase in deposits was used primarily to purchase investment securities and to increase our cash and cash equivalents.

Average total assets increased 6.2 percent to $1.00 billion in the first six months of 2009 from $942 million in the same period in 2008.  Total assets were $1.02 billion and $964 million at June 30, 2009 and 2008, respectively, an increase of 5.8 percent.

The Company has classified all investment securities as available for sale.  The unrealized gain/loss on investment securities is included in shareholders’ equity at June 30, 2009 and 2008 as accumulated other comprehensive income (loss), net of tax.

Brokered time deposits and institutional money market accounts totaled $189 million at June 30, 2009 compared to $222 million at December 31, 2008.  At June 30, 2009 and December 31, 2008, brokered time deposits include $35 million and $38 million, respectively, of reciprocal deposits from our local customers that are classified as brokered because they are placed in the CDARS network for deposit insurance purposes.

Loans

The following table shows the composition of the loan portfolio as of June 30, 2009 and December 31, 2008, including a more detailed breakdown of real estate-secured loans by collateral type and purpose.

($ in thousands)	6/30/09	% of Total	12/31/08	% of Total	% Dollar Change
Non-residential real estate
Owner-occupied	$ 137,211	16	$ 137,742	16	(0.4)
Non owner-occupied	139,569	16	124,502	14	12
Construction	11,055	1	26,965	3	(59)
Commercial land and lot development	43,565	5	42,590	5	2.3
Total non-residential real estate	331,400	38	331,799	38	(0.1)
Residential real estate
Owner-occupied – 1-4 family	92,198	11	89,774	10	2.7
Non owner-occupied – 1-4 family	158,133	18	147,396	17	7.3
Construction	25,074	3	43,431	5	(42)
Residential land and lot development	97,766	11	98,715	12	(1.0)
Home equity lines	57,117	7	55,092	6	3.7
Total residential real estate	430,288	50	434,408	50	(0.9)
Total real estate loans	761,688	88	766,207	88	(0.6)
Commercial	85,221	10	81,348	10	4.8
Consumer	15,640	2	17,628	2	(11)
Unearned fees, net	(307)	-	(209)	-	47
Total loans, net of unearned fees	$ 862,242	100	$ 864,974	100	(0.3)

Capital Resources

The banking regulatory agencies have adopted capital requirements that specify the minimum level for which no prompt corrective action is required.  In addition, the FDIC assesses FDIC insurance premiums based on certain “well-capitalized” risk-based and equity capital ratios.  As of June 30, 2009, the Company and the Subsidiary Banks exceeded the minimum requirements necessary to be classified as “well-capitalized.”

Total tangible equity capital for the Company was $76.4 million, or 7.50 percent of total assets at June 30, 2009.  The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

						Well-
($ in thousands)	Company	Savannah	Bryan	Harbourside	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 84,439	$ 54,883	$ 21,339	$ 4,935	-	-
Total capital	94,759	61,769	23,869	5,629	-	-

Leverage Ratios
Tier 1 capital to average assets	8.40%	8.21%	8.82%	6.23%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk- weighted assets	10.29%	10.00%	10.56%	9.18%	4.00%	6.00%
Total capital to risk- weighted assets	11.55%	11.26%	11.81%	10.47%	8.00%	10.00%

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

During the first six months of 2009, portfolio loans decreased $3 million to $862 million while deposits increased $15 million to $847 million.  The loan to deposit ratio was 102 percent at June 30, 2009.  In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the FHLB, temporary federal funds purchased lines with correspondent banks and non-local institutional and brokered deposits.  Contingency funding and liquidity sources include the ability to sell loans, or participations in certain loans, to investors and borrowings from the Federal Reserve Bank (“FRB”) discount window.

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB.  Under these agreements, the Subsidiary Banks have pledged certain 1-4 family first mortgage loans, commercial real estate loans and/or their home equity lines of credit and second mortgage residential loans.  The Subsidiary Banks’ individual borrowing limits range from 10 to 25 percent of assets.  In aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $152 million with the FHLB of which $31 million was advanced at June 30, 2009.  These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks.  The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide up to $15 million of funding needs for 30-60 days.  The Subsidiary Banks have been approved to access the FRB discount window to borrow on a secured basis at 25 basis points over the Federal Funds Target Rate.  The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested.  Savannah and Bryan were approved by the FRB under the borrower-in-custody of collateral (“BIC”) arrangement.  This temporary liquidity arrangement allows collateral to be maintained at Savannah and Bryan rather than being delivered to the FRB or a third-party custodian.  At June 30, 2009, the Company had secured borrowing capacity of $128 million with the FRB and $17 million outstanding.

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

The Company’s cash flow, maturity and repricing gap at June 30, 2009 was $7 million at one year, or 0.7 percent of total interest-earning assets.  At December 31, 2008 the gap at one year was $29 million, or 3.1 percent of total interest-earning assets.  Interest-earning assets with maturities over five years totaled approximately $63 million, or 6.7 percent of total interest-earning assets.  See Table 1 for cash flow, maturity and repricing gap.  The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income.  However, interest-earning assets with maturities and/or repricing dates over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

The Company is asset-sensitive within one year.  The decreases in the prime rate from 5.00 percent to 3.25 percent over the past year through June 30, 2009, the level of nonaccruing loans and changes in the deposit mix have negatively impacted net interest income and net interest margin in the first six months of 2009 compared to the same period in 2008.  Over the past year, earning assets repriced faster than deposits, however time deposits continue to reprice lower after the prime rate stops decreasing.  On a linked quarter basis, the second quarter 2009 net interest margin increased 16 basis points to 3.52 percent from 3.36 percent in the first quarter 2009.

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

As of June 30, 2009, the Company has terminated all derivative positions.  These actions have reduced the Company’s exposure to falling interest rates.

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

Table 1 – Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of June 30, 2009:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	years	years	Years	Total
Interest-earning assets
Investment securities	$ -	$ 5,389	$ 15,513	$ 38,008	$ 9,599	$ 13,354	$ 81,863
Interest-bearing deposits	5,347	862	-	-	-	-	6,209
Federal funds sold	11,550	-	-	-	-	-	11,550
Loans held for sale	-	58	-	-	-	-	58
Loans - fixed rates	-	64,513	145,663	160,353	42,539	39,356	452,424
Loans - variable rates	-	356,000	10,624	4,840	3,188	10,171	384,823
Total interest-earnings assets	16,897	426,822	171,800	203,201	55,326	62,881	936,927
Interest-bearing liabilities
NOW and savings	-	6,917	13,834	34,585	41,502	41,502	138,340
Money market accounts	-	105,217	47,259	27,005	40,509	-	219,990
Time deposits	-	136,764	226,197	36,416	10,199	170	409,746
Short-term borrowings	31,604	30,385	-	-	-	-	61,989
FHLB advances - long-term	-	-	4	5,511	11	10,140	15,666
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	31,604	289,593	287,294	103,517	92,221	51,812	856,041
Gap-Excess assets (liabilities)	(14,707)	137,229	(115,494)	99,684	(36,895)	11,069	80,886
Gap-Cumulative	$ (14,707)	$ 122,522	$ 7,028	$ 106,712	$ 69,817	$ 80,886	$ 80,886
Cumulative sensitivity ratio *	0.53	1.38	1.01	1.15	1.09	1.09	1.09

*   Cumulative interest-earning assets / cumulative interest-bearing liabilities

Table 2 – Average Balance Sheet and Rate/Volume Analysis –Second Quarter, 2009 and 2008

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the second quarter of 2009 and 2008.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
6/30/09	6/30/08	6/30/09	6/30/08		6/30/09	6/30/08	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 8,819	$ 5,675	0.55	2.40	Interest-bearing deposits	$ 12	$ 34	$ (22)	$ (26)	$ 4
71,551	57,466	4.89	5.17	Investments - taxable	873	741	132	(40)	172
1,467	1,915	7.38	5.24	Investments - non-taxable	27	25	2	10	(8)
4,414	7,080	0.18	1.87	Federal funds sold	2	33	(31)	(30)	(1)
72	980	22.28	8.19	Loans held for sale	4	20	(16)	34	(50)
835,750	819,281	5.69	6.58	Loans (c)	11,854	13,449	(1,595)	(1,818)	223
922,073	892,397	5.56	6.43	Total interest-earning assets	12,772	14,302	(1,530)	(1,936)	406
83,039	57,540			Noninterest-earning assets
$1,005,112	$949,937			Total assets

				Liabilities and equity
				Deposits
$ 124,691	$121,168	0.49	1.16	NOW accounts	153	351	(198)	(202)	4
16,425	15,882	0.71	0.88	Savings accounts	29	35	(6)	(7)	1
118,787	138,915	1.76	2.25	Money market accounts	522	778	(256)	(170)	(86)
91,463	68,601	1.61	2.50	MMA - institutional	367	427	(60)	(152)	92
160,127	149,010	3.48	4.64	CDs, $100M or more	1,391	1,724	(333)	(431)	98
113,551	69,404	2.17	3.44	CDs, broker	613	595	18	(220)	238
142,272	131,358	3.35	4.42	Other time deposits	1,189	1,448	(259)	(350)	91
767,316	694,338	2.23	3.10	Total interest-bearing deposits	4,264	5,358	(1,094)	(1,506)	412
13,974	11,876	2.24	2.80	FHLB advances - long-term	78	83	(5)	(17)	12
45,704	62,738	2.12	2.10	Short-term borrowings	242	329	(87)	3	(90)
10,310	10,310	3.73	5.37	Subordinated debt	96	138	(42)	(42)	-
				Total interest-bearing
837,304	779,262	2.24	3.04	liabilities	4,680	5,908	(1,228)	(1,554)	326
82,172	84,130			Noninterest-bearing deposits
6,030	7,949			Other liabilities
79,606	78,596			Shareholders' equity
$1,005,112	$949,937			Liabilities and equity
		3.32	3.39	Interest rate spread
		3.52	3.77	Net interest margin
				Net interest income	$ 8,092	$ 8,394	$ (302)	$ (382)	$ 80
$ 84,769	$113,135			Net earning assets
$ 849,488	$778,468			Average deposits
		2.01	2.76	Average cost of deposits
98%	105%			Average loan to deposit ratio

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $8 in the second quarter 2009 and 2008, respectively.
(c) Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Table 3 – Average Balance Sheet and Rate/Volume Analysis –First Six Months, 2009 and 2008

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the first six months of 2009 and 2008.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
YTD	YTD	YTD	YTD		YTD	YTD	Vari-
6/30/09	6/30/08	6/30/09	6/30/08		6/30/09	6/30/08	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 6,331	$ 6,294	0.80	3.22	Interest-bearing deposits	$ 25	$ 101	$ (76)	$ (76)	$ -
74,133	57,945	4.79	5.20	Investments - taxable	1,761	1,502	259	(118)	377
1,520	1,915	6.63	5.45	Investments - non-taxable	50	52	(2)	11	(13)
4,011	6,750	0.20	2.56	Federal funds sold	4	86	(82)	(79)	(3)
90	857	15.68	7.49	Loans held for sale	7	32	(25)	35	(60)
837,706	810,364	5.66	6.85	Loans (c)	23,499	27,662	(4,163)	(4,782)	619
923,791	884,125	5.53	6.68	Total interest-earning assets	25,346	29,435	(4,089)	(5,042)	953
80,314	58,133			Noninterest-earning assets
$1,004,105	$942,258			Total assets

				Liabilities and equity
				Deposits
$ 124,023	$118,326	0.50	1.35	NOW accounts	310	799	(489)	(499)	10
15,750	15,935	0.72	0.91	Savings accounts	56	72	(16)	(15)	(1)
113,038	137,228	1.78	2.49	Money market accounts	996	1,706	(710)	(483)	(227)
94,759	60,134	1.71	3.09	MMA -institutional	805	928	(123)	(412)	289
152,281	147,962	3.62	4.87	CDs, $100M or more	2,730	3,593	(863)	(917)	54
118,115	69,637	2.42	3.93	CDs, broker	1,417	1,364	53	(521)	574
141,542	130,675	3.46	4.63	Other time deposits	2,431	3,020	(589)	(758)	169
759,508	679,897	2.32	3.39	Total interest-bearing deposits	8,745	11,482	(2,737)	(3,608)	871
12,269	8,804	2.19	3.01	FHLB advances - long-term	133	132	1	(36)	37
53,875	72,956	1.86	2.80	Short-term borrowings	497	1,020	(523)	(340)	(183)
10,310	10,310	4.01	6.38	Subordinated debt	205	328	(123)	(121)	(2)
				Total interest-bearing
835,962	771,967	2.31	3.37	liabilities	9,580	12,962	(3,382)	(4,058)	676
81,660	83,827			Noninterest-bearing deposits
6,247	8,060			Other liabilities
80,236	78,404			Shareholders' equity
$1,004,105	$942,258			Liabilities and equity
		3.22	3.31	Interest rate spread
		3.44	3.74	Net interest margin
				Net interest income	$ 15,766	$ 16,473	$ (707)	$ (984)	$ 277
$ 87,829	$112,158			Net earning assets
$ 841,168	$763,724			Average deposits
		2.10	3.02	Average cost of deposits
100%	106%			Average loan to deposit ratio

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $16 in the first six months of 2009 and 2008, respectively.
(c) Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Table 4 - Off-Balance Sheet Arrangements

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business.  At June 30, 2009, the Company had unfunded commitments to extend credit of $98 million and outstanding stand-by letters of credit of $4 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

In March 2007, Harbourside entered into a ten-year lease agreement for a branch office location in Bluffton, South Carolina.  Also in March 2007, the Company entered into a five-year data processing agreement with its current processor.  Each of these obligations is included in the table below.

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances – long-term	$ 15,666	$ -	$ 5,500	$ -	$ 10,166
Subordinated debt	10,310	-	-	-	10,310
Operating leases – buildings	2,232	532	803	640	257
Information technology contracts	3,290	1,204	2,086	-	-
Total	$ 31,498	$ 1,736	$ 8,389	$ 640	$ 20,733

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

Changes in Internal Control over Financial Reporting - No change in our internal control over financial reporting occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  None

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.

Annual Meeting of Shareholders Held April 23, 2009

Annual Meeting Quorum
At the 2009 Annual Meeting of Shareholders held on April 23, 2009, there were 4,420,491 shares present in person or by proxy, representing 75 percent of the 5,932,346 outstanding shares. The following actions were taken by the shareholders.

Re-election of Six Directors
Shareholders voted to re-elect six Directors of Class I to serve until the Annual Meeting of Shareholders in 2012.  Results of voting were as follows:

	For	Withheld
Robert H. Demere, Jr.	4,380,398	40,093
Berryman W. Edwards, Jr.	4,379,074	41,417
J. Curtis Lewis III	4,283,226	137,265
M. Lane Morrison	4,381,016	39,475
James Toby Roberts, Sr.	4,360,867	59,624
James W. Royal, Sr.	4,380,591	39,900

Ratification of Independent Registered Public Accountants
Shareholders voted to approve the selection of Mauldin & Jenkins, LLP as independent registered public accountants to audit the Company's financial statements for the year 2009.  4,373,415 shares, representing 98.9 percent of the shares present were cast in favor of the ratification of the appointment of Mauldin & Jenkins, LLP as independent registered public accountants, 38,485 shares or 0.9 percent of the shares present voted against the ratification and 8,591 shares or 0.2 percent abstained.

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

The Savannah Bancorp, Inc. (Registrant)

Date: 8/10/09	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 8/10/09	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)