Form 10-Q
period 2009-09-30
SAVANNAH BANCORP INC
filed 2009-11-10
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,932,346 common shares, $1.00 par value, at October 30, 2009.

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
September 30, 2009

Page

Cover Page	1

Form 10-Q Index	2

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2009 and 2008 and December 31, 2008	3

Consolidated Statements of Operations
for the Three Months and Nine Months Ended September 30, 2009 and 2008	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Nine Months Ended September 30, 2009 and 2008	5

Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2009 and 2008	6

Condensed Notes to Consolidated Financial Statements	7-10

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	11-19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20-24

Item 4. Controls and Procedures	24

Part II – Other Information

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

Part I – Financial Information
Item 1.  Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	September 30,	December 31,	September 30,
	2009	2008	2008
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 22,519	$ 15,088	$ 14,968
Federal funds sold	16,627	9,701	11,570
Interest-bearing deposits in banks	3,847	3,312	4,221
Cash and cash equivalents	42,993	28,101	30,759
Securities available for sale, at fair value (amortized
cost of $92,834, $79,447 and $61,200)	94,990	81,619	61,803
Loans held for sale	269	291	326
Loans, net of allowance for loan losses of $16,880,
$13,300 and $12,390	850,356	851,674	842,057
Premises and equipment, net	15,862	11,107	11,196
Other real estate owned	10,252	8,100	6,168
Bank-owned life insurance	6,375	6,216	6,160
Goodwill and other intangible assets, net	2,534	2,642	2,678
Other assets	17,727	17,534	20,194
Total assets	$ 1,041,358	$ 1,007,284	$ 981,341

Liabilities
Deposits:
Noninterest-bearing	$ 80,781	$ 82,723	$ 86,290
Interest-bearing demand	116,376	128,965	118,951
Savings	16,314	14,370	14,572
Money market	227,744	199,194	186,659
Time deposits	439,896	406,763	397,011
Total deposits	881,111	832,015	803,483
Short-term borrowings	49,988	67,787	67,782
Federal Home Loan Bank advances – long-term	15,665	10,169	11,756
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	5,235	6,071	8,415
Total liabilities	962,309	926,352	901,746

Shareholders' equity
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Common stock, par value $1 per share: authorized
20,000,000 shares; issued 5,933,789	5,934	5,934	5,934
Additional paid-in capital	38,584	38,516	38,496
Retained earnings	32,740	33,552	33,514
Treasury stock, at cost, 1,443, 318 and 318 shares	(4)	(4)	(4)
Accumulated other comprehensive income, net	1,795	2,934	1,655
Total shareholders' equity	79,049	80,932	79,595
Total liabilities and shareholders' equity	$ 1,041,358	$ 1,007,284	$ 981,341

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$ 11,786	$ 13,333	$ 35,282	$ 40,991
Loans held for sale	-	20	6	52
Investment securities:
Taxable	872	665	2,615	2,016
Tax-exempt	45	23	86	67
Dividends	15	34	30	181
Deposits with banks	11	30	36	131
Federal funds sold	8	31	12	117
Total interest and dividend income	12,737	14,136	38,067	43,555
Interest expense
Deposits	4,057	5,391	12,802	16,873
Short-term borrowings	272	269	769	1,289
Federal Home Loan Bank advances	86	82	219	214
Subordinated debt	82	143	287	471
Total interest expense	4,497	5,885	14,077	18,847
Net interest income	8,240	8,251	23,990	24,708
Provision for loan losses	3,560	1,505	10,505	3,730
Net interest income after
provision for loan losses	4,680	6,746	13,485	20,978
Noninterest income
Trust and asset management fees	580	713	1,738	2,157
Service charges on deposit accounts	446	513	1,345	1,434
Mortgage related income, net	89	86	340	235
Other operating income	324	296	916	902
Gain on hedges	184	430	825	714
Gain on sale of securities	604	-	978	134
Total noninterest income	2,227	2,038	6,142	5,576
Noninterest expense
Salaries and employee benefits	2,938	3,479	9,287	10,441
FDIC deposit insurance	396	154	1,510	479
Occupancy and equipment	1,242	967	2,702	2,766
Information technology	452	424	1,341	1,212
Loss on sale of foreclosed assets	220	17	1,269	1
Other operating expense	1,228	1,210	3,581	3,637
Total noninterest expense	6,476	6,251	19,690	18,536
Income (loss) before income taxes	431	2,533	(63)	8,018
Income tax (benefit) expense	85	895	(230)	2,790
Net income	$ 346	$ 1,638	$ 167	$ 5,228
Net income per share:
Basic	$ 0.06	$ 0.28	$ 0.03	$ 0.88
Diluted	$ 0.06	$ 0.28	$ 0.03	$ 0.88
Dividends per share	$ 0.020	$ 0.125	$ 0.165	$ 0.375

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
 ($ in thousands, except share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Common shares issued
Shares, beginning of period	5,933,789	5,923,797
Common stock issued	-	6,211
Exercise of options	-	3,781
Shares, end of period	5,933,789	5,933,789
Treasury shares owned
Shares, beginning of period	318	318
Unvested restricted stock	1,125	-
Shares, end of period	1,443	318
Common stock
Balance, beginning of period	$ 5,934	$ 5,924
Common stock issued	-	6
Exercise of options	-	4
Balance, end of period	5,934	5,934
Additional paid-in capital
Balance, beginning of period	38,516	38,279
Common stock issued, net of issuance costs	-	68
Stock-based compensation, net	68	117
Exercise of options	-	32
Balance, end of period	38,584	38,496
Retained earnings
Balance, beginning of period	33,552	30,512
Net income	167	5,228
Dividends	(979)	(2,226)
Balance, end of period	32,740	33,514
Treasury stock
Balance, beginning and end of period	(4)	(4)
Accumulated other comprehensive income, net
Balance, beginning of period	2,934	1,561
Change in unrealized gains/losses on securities
available for sale, net of tax	23	(133)
Change in fair value and gains on termination of derivative
instruments, net of tax	(1,162)	227
Balance, end of period	1,795	1,655
Total shareholders' equity	$ 79,049	$ 79,595

Other comprehensive (loss) income, net
Net income	$ 167	$ 5,228
Change in unrealized gains/losses on securities
available for sale, net of tax	23	(133)
Change in fair value and gains on termination of derivative
instruments, net of tax	(1,162)	227
Other comprehensive (loss) income, net	$ (972)	$ 5,322

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 ($ in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Operating activities
Net income	$ 167	$ 5,228
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses	10,505	3,730
Loans originated for sale	-	(10,168)
Proceeds from sale of loans originated for sale	22	10,069
Net amortization (accretion) of securities	23	(94)
Depreciation and amortization	1,137	983
Accretion of gain on termination of derivatives	(1,749)	(1,194)
Proceeds from termination of derivatives	1,299	2,369
Non cash stock-based compensation expense	110	117
(Increase) decrease in deferred income taxes, net	(1,400)	586
Gain on sale of loans and securities, net	(978)	(181)
Loss on sale of foreclosed assets	1,269	1
Write-down of other real estate owned	100	86
Equity in net income of nonconsolidated subsidiary	(64)	(68)
Increase in CSV of bank-owned life insurance policies	(159)	(175)
Change in other assets and other liabilities, net	(280)	288
Net cash provided by operating activities	10,002	11,577
Investing activities
Activity in available for sale securities
Purchases	(59,805)	(21,015)
Sales	30,882	4,168
Maturities and calls	16,491	16,116
Loan originations and principal collections, net	(16,130)	(55,311)
Proceeds from sale of foreclosed assets	3,422	1,168
Disposition of premises and equipment	263	-
Additions to premises and equipment	(6,047)	(5,241)
Net cash used in investing activities	(30,924)	(60,115)
Financing activities
Net decrease in noninterest-bearing deposits	(1,942)	(2,213)
Net increase in interest-bearing deposits	51,038	41,478
Net decrease in short-term borrowings	(17,799)	(2,817)
Net increase in FHLB advances – long-term	5,496	8,783
Payment on note payable	-	(1,122)
Dividends paid	(979)	(2,226)
Issuance of common stock	-	74
Exercise of options	-	36
Net cash provided by financing activities	35,814	41,993
Increase (decrease) in cash and cash equivalents	14,892	(6,545)
Cash and cash equivalents, beginning of period	28,101	37,304
Cash and cash equivalents, end of period	$ 42,993	$ 30,759

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has evaluated all significant events and transactions that occurred after September 30, 2009, but prior to November 10, 2009, the date these consolidated financial statements were issued, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2008.  Certain prior period balances and formats have been reclassified to conform to the current period presentation.

Effective July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) became the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”) in the United States of America.  Other than resolving certain minor inconsistencies in current GAAP, the ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue.  Technical references to GAAP included in these Condensed Notes to Consolidated Financial Statements are provided under the new ASC structure.

Note 2 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Savannah Bank, N.A. and Bryan Bank & Trust (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances.  Cash reserves of $282,000, $507,000 and $449,000 were required as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively.  The Company pledged interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities sold under repurchase agreements.  Pledged cash balances were $1,500,000, $2,000,000 and $3,300,000 at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

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

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2009	2008	2009	2008
Average number of common shares outstanding - basic	5,932	5,930	5,933	5,929
Effect of dilutive options	4	13	3	20
Average number of common shares outstanding - diluted	5,936	5,943	5,936	5,949

Note 4 - Securities Available for Sale

The aggregate amortized cost and fair value of securities available for sale as of September 30, 2009 were as follows:

($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U. S. government-sponsored agencies	$ 5,217	$ 327	$ -	$ 5,544
Mortgage-backed securities	78,818	1,749	(41)	80,526
State and municipal	5,039	121	-	5,160
Restricted equity securities	3,760	-	-	3,760
Total investment securities	$ 92,834	$ 2,197	$ (41)	$ 94,990

At September 30, 2009, management performed its quarterly analysis of all securities with an unrealized loss and concluded no material individual securities were other-than-temporarily impaired.

The distribution of securities by contractual maturity at September 30, 2009 is shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Mortgage-backed securities are shown separately from the other debt securities in the following maturity summary.

($ in thousands)	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$ 2,095	$ 2,095
Due after one year through five years	2,380	2,468
Due after five years through ten years	3,456	3,734
Due after ten years	2,325	2,407
Mortgage-backed securities	78,818	80,526
Restricted equity securities	3,760	3,760
Total investment securities	$ 92,834	$ 94,990

The restricted equity securities consist solely of FHLB and Federal Reserve Bank of Atlanta stock.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature.

Note 5 - Fair Value of Financial Instruments

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs that may be used to measure fair value are as follows:

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

Note 5 - Fair Value of Financial Instruments (continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at September 30, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
($ in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Investment securities	$ 94,990	$ -	$ 91,230	$ 3,760
Loans held for sale	269	-	269	-

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

Impaired loans and other real estate owned (“OREO”):  Impaired loans and OREO are evaluated and valued at the time the loan or OREO is identified as impaired, at the lower of cost or market value.  Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral for impaired loans may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  Its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals.  Impaired loans and OREO are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

		Carrying Values at September 30, 2009
($ in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$ 31,673	-	-	$ 31,673
OREO	10,252	-	-	10,252

($ in thousands)	Impaired loans	OREO
Balance at December 31, 2008	$ 37,730	$ 8,100
Total gains for the year	-	32
Total losses for the year	-	(1,401)
Net transfers in/out Level 3	(6,057)	3,521
Balance at September 30, 2009	$ 31,673	$ 10,252

Note 5 - Fair Value of Financial Instruments (continued)

Fair Value Disclosures

The Company is required to disclose the estimated fair value of its financial instruments.  As with most financial institutions, the majority of the Company’s assets and liabilities are considered financial instruments.  Many of the financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.  Therefore, significant estimates and present value calculations are used for the purpose of this disclosure.  Such estimates involve judgments as to economic conditions, risk characteristics and future expected loss experience of various financial instruments and other factors that cannot be determined with precision.

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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30 are as follows:

	2009
($ in thousands)		Estimated
	Carrying	Fair
	Value	Value
Financial assets:
Cash and federal funds sold	$ 39,146	$ 39,146
Interest-bearing deposits	3,847	3,847
Securities available for sale	94,990	94,990
Loans held for sale	269	269
Loans, net of allowance for loan losses	850,356	847,089
Accrued interest receivable	4,159	4,159

Financial liabilities:
Deposits	881,111	884,516
Short-term borrowings	49,988	49,988
FHLB advances – long-term	15,665	16,040
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310
Accrued interest payable	1,999	1,999

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

Overview

For a comprehensive presentation of the Company’s financial condition at September 30, 2009 and 2008 and results of operations for the three and nine month periods ended September 30, 2009 and 2008, the following analysis should be reviewed with other information including the Company’s December 31, 2008 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
Third Quarter Financial Highlights
 ($ in thousands, except share data)
(Unaudited)

Balance Sheet Data at September 30	2009	2008	% Change
Total assets	$ 1,041,358	$ 981,341	6.1
Interest-earning assets	955,120	914,010	4.5
Loans	867,236	854,447	1.5
Other real estate owned	10,252	6,168	66
Deposits	881,111	803,483	9.7
Interest-bearing liabilities	876,293	807,041	8.6
Shareholders' equity	79,049	79,595	(0.7)
Loan to deposit ratio	98.43%	106.34%	(7.4)
Equity to assets	7.59%	8.11%	(6.4)
Tier 1 capital to risk-weighted assets	10.27%	10.32%	(0.5)
Total capital to risk-weighted assets	11.53%	11.58%	(0.4)
Outstanding shares	5,932	5,934	0.0
Book value per share	$ 13.33	$ 13.41	(0.6)
Tangible book value per share	$ 12.90	$ 12.96	(0.5)
Market value per share	$ 8.10	$ 13.25	(39)

Loan Quality Data
Nonaccruing loans	$ 25,694	$ 17,753	45
Loans past due 90 days – accruing	307	4,274	(93)
Net charge-offs	6,925	4,204	65
Allowance for loan losses	16,880	12,390	36
Allowance for loan losses to total loans	1.95%	1.45%	34
Nonperforming assets to total assets	3.48%	2.87%	21

Performance Data for the Third Quarter
Net income	$ 346	$ 1,638	(79)
Return on average assets	0.13%	0.68%	(81)
Return on average equity	1.73%	8.24%	(79)
Net interest margin	3.47%	3.63%	(4.4)
Efficiency ratio	61.87%	60.75%	1.8
Per share data:
Net income – basic	$ 0.06	$ 0.28	(79)
Net income – diluted	$ 0.06	$ 0.28	(79)
Dividends	$ 0.020	$ 0.125	(84)
Average shares (000s):
Basic	5,932	5,930	0.0
Diluted	5,936	5,943	(0.1)

Performance Data for the First Nine Months
Net income	$ 167	$ 5,228	(97)
Return on average assets	0.02%	0.74%	(97)
Return on average equity	0.28%	8.88%	(97)
Net interest margin	3.45%	3.70%	(6.8)
Efficiency ratio	65.35%	61.21%	6.8
Per share data:
Net income – basic	$ 0.03	$ 0.88	(97)
Net income – diluted	$ 0.03	$ 0.88	(97)
Dividends	$ 0.165	$ 0.375	(56)
Average shares (000s):
Basic	5,933	5,929	0.1
Diluted	5,936	5,949	(0.2)

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
Critical Accounting Estimates
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three and nine month periods ended September 30, 2009 compared with the same period in 2008.  Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company."  The Savannah Bank, N.A. is referred to as "Savannah" and Bryan Bank & Trust is referred to as “Bryan.”  Minis & Co., Inc., a registered investment advisor and wholly-owned subsidiary, is referred to as “Minis.”  The Company formed a new subsidiary, SAVB Holdings, LLC (“SAVB Holdings”), in the third quarter 2008 for the purpose of holding problem loans and other real estate.  Collectively, Savannah and Bryan are referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, Georgia and, as of September 30, 2009, had ten banking offices and twelve ATMs in Savannah, Garden City, Skidaway Island, Whitemarsh Island, Pooler, and Richmond Hill, Georgia and Hilton Head Island and Bluffton, South Carolina.  The Company also has mortgage lending offices in Savannah, Richmond Hill and Hilton Head Island and an investment management office in Savannah.  In addition, the Company has a loan production office on St. Simons Island, Georgia.

Effective September 30, 2009, the Company merged the charter of Harbourside Community Bank (“Harbourside”) into Savannah.  The two branches of Harbourside increase the total number of Savannah branches to eight.

Savannah and Bryan are in the relatively diverse and growing Savannah Metropolitan Statistical Area (“MSA”).  The diversity of major employers includes manufacturing, port related transportation, construction, military, healthcare, tourism, education, warehousing and the supporting services and products for each of these major employers.  The real estate market is experiencing moderate government growth and much slower commercial and residential growth. Coastal Georgia and South Carolina continue to be desired retiree residential destinations as well as travel destinations.  The Savannah MSA and Coastal South Carolina markets have both experienced some level of devaluation in real estate prices.

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

Critical Accounting Estimates

Allowance for Loan Losses

The Company considers its policies regarding the allowance for loan losses to be its most critical accounting estimate due to the significant degree of management judgment involved.  The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at September 30, 2009.  The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, known loan deteriorations and concentrations of credit.  Other factors affecting the allowance include market interest rates, loan sizes, portfolio maturity and composition, collateral values and general economic conditions.  Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the amount of the allowance.

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

The allowance for loan losses totaled $16,880,000, or 1.95 percent of total loans, at September 30, 2009.  This is compared to an allowance of $13,300,000, or 1.54 percent of total loans, at December 31, 2008.  For the nine months ended September 30, 2009, the Company reported net charge-offs of $6,925,000 compared to net charge-offs of $4,204,000 for the same period in 2008.

During the first nine months of 2009 and 2008, a provision for loan losses of $10,505,000 and $3,730,000, respectively, was added to the allowance for loan losses.  The higher provision for loans losses in 2009 was primarily due to charge-offs and continued weakness in the Company’s local residential real estate markets.

The Company's nonperforming assets consist of loans on nonaccrual status, loans which are contractually past due 90 days or more on which interest is still being accrued, and other real estate owned.  Nonaccrual loans of $25,694,000 and loans past due 90 days or more of $307,000 totaled $26,001,000, or 3.00 percent of gross loans, at September 30, 2009.  Nonaccrual loans of $26,277,000 and loans past due 90 days or more of $1,326,000 totaled $27,603,000, or 3.19 percent of gross loans, at December 31, 2008.  Generally, loans are placed on nonaccrual status when the collection of the principal or interest in full becomes doubtful.  Management typically writes down loans through a charge to the allowance when it determines they are impaired.  Nonperforming assets also included $10,252,000 and $8,100,000 of other real estate owned at September 30, 2009 and December 31, 2008, respectively.  Management is aggressively pricing and marketing the other real estate owned.

At September 30, 2009 nonperforming loans consisted primarily of $13.2 million of improved real estate-secured loans and $12.4 million of land, lot and construction and development related loans.  Less than one percent of the nonperforming loans were unsecured.  Nonperforming loans included one relationship consisting of four loans for $7.6 million to a residential developer in the Hilton Head Island/Bluffton, South Carolina (“HHI/Bluffton”) market.  The loans are secured by residential land and lots.  Approximately $1,113,000 of the allowance was allocated to this relationship as a general reserve.  The next largest nonperforming relationship included nine loans for $3.0 million to a residential homebuilder in the HHI/Bluffton market.  The collateral is primarily completed or nearly completed 1-4 family properties as well as residential lots.  The Company charged-off $1,139,000 in 2009 and has $41,000 specifically allocated in the allowance for this relationship.

If the allowance for loan losses had changed by five percent, the effect on net income would have been approximately $600,000.  If the allowance had to be increased by this amount, it would not have changed the holding company or the Subsidiary Banks’ status as well-capitalized financial institutions.

Impairment of Loans

The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is considered impaired when it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  A loan is not considered impaired during a period of delay in payment if the ultimate collection of all amounts due is expected.  The Company maintains a valuation allowance or writes down the loan balance to the extent that the measure of value of an impaired loan is less than the recorded investment.

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

The following table provides historical information regarding the allowance for loan losses and nonperforming loans and assets for the most recent five quarters ended September 30, 2009.

	2009			2008
	Third	Second	First	Fourth	Third
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses
Balance at beginning of period	$ 15,597	$ 15,309	$ 13,300	$ 12,390	$ 12,445
Provision for loan losses	3,560	3,225	3,720	2,270	1,505
Net charge-offs	(2,277)	(2,937)	(1,711)	(1,360)	(1,560)
Balance at end of period	$ 16,880	$ 15,597	$ 15,309	$ 13,300	$ 12,390

As a % of loans	1.95%	1.81%	1.77%	1.54%	1.45%
As a % of nonperforming loans	64.92%	56.99%	63.27%	48.18%	56.25%
As a % of nonperforming assets	46.56%	46.22%	47.05%	37.25%	43.94%

Net charge-offs as a % of average loans (a)	1.07%	1.41%	0.82%	0.65%	0.75%

Risk element assets
Nonaccruing loans	$ 25,694	$ 24,994	$ 23,927	$ 26,277	$ 17,753
Loans past due 90 days – accruing	307	2,374	268	1,326	4,274
Total nonperforming loans	26,001	27,368	24,195	27,603	22,027
Other real estate owned	10,252	6,377	8,342	8,100	6,168
Total nonperforming assets	$ 36,253	$ 33,745	$ 32,537	$ 35,703	$ 28,195

Loans past due 30-89 days	$ 8,122	$ 6,670	$ 16,906	$ 8,269	$ 8,841

Nonperforming loans as a % of loans	3.00%	3.17%	2.80%	3.19%	2.58%
Nonperforming assets as a % of loans
and other real estate owned	4.13%	3.88%	3.73%	4.09%	3.28%
Nonperforming assets as a % of assets	3.48%	3.31%	3.25%	3.54%	2.87%

(a) Annualized

Impaired loans totaled $31,673,000 and $37,730,000 at September 30, 2009 and December 31, 2008, respectively.

Results of Operations

Third Quarter, 2009 Compared to the Third Quarter, 2008

Net income for the third quarter 2009 was $346,000, compared to net income of $1,638,000 in the third quarter 2008.  Net income per diluted share was 6 cents in the third quarter 2009 compared to 28 cents per diluted share in the third quarter 2008, a decrease of 79 percent.  The decline in third quarter earnings results primarily from a higher provision for loan losses and higher FDIC insurance premiums.  Return on average equity was 1.73 percent, return on average assets was 0.13 percent and the efficiency ratio was 61.87 percent in the third quarter 2009.

Third quarter average interest-earning assets increased 4.5 percent to $943 million in 2009 from $902 million in 2008.  Third quarter net interest income was $8,240,000 in 2009 compared to $8,251,000 in 2008.  Third quarter average loans were $842 million in 2009, 1.4 percent higher when compared to $830 million in 2008.  Shareholders' equity was $79.0 million at September 30, 2009 compared to $79.6 million at September 30, 2008. The Company's total capital to risk-weighted assets ratio was 11.53 percent at September 30, 2009, which exceeds the 10 percent required by the regulatory agencies to maintain well-capitalized status.  Third quarter net interest margin decreased to 3.47 percent in 2009 from 3.63 percent in the same period in 2008.  The prime rate decreased from 5.00 percent to 3.25 percent during the twelve month period ended September 30, 2009.  As shown in Table 2, the decline in net interest margin was primarily due to higher levels of noninterest-earning assets.  On a linked quarter basis, the net interest margin declined five basis points compared to the second quarter 2009.

As shown in Table 1, the Company’s balance sheet continues to be slightly asset-sensitive since the interest-earning assets reprice faster than interest-bearing liabilities.  Rising interest rates favorably impact the net interest margin of an asset-sensitive balance sheet and falling rates adversely impact the net interest margin.  However, when the prime rate stops decreasing, the interest rates on time deposits, certain non-maturity deposits and other funding sources will continue to decline due to the re-pricing lag associated with those liabilities.  In addition the Company has instituted interest rate floors on many variable rate loans such that the loans will not reprice in a rising rate environment until the floating rate exceeds the floor.

Third quarter provision for loan losses was $3,560,000 for 2009, compared to $1,505,000 for the comparable period in 2008.  Third quarter net charge-offs were $2,277,000 for 2009 compared to $1,560,000 in the same quarter in 2008.  Loans increased $5 million in the third quarter 2009 compared to $16 million in the third quarter 2008.  The higher provision for loan losses was primarily related to charge-offs and continued weakness in the Company’s local residential real estate markets.

Noninterest income increased $189,000, or 9.3 percent in the third quarter 2009 versus the same period in 2008.  The increase was due to a gain on sale of securities of $604,000 partially offset by lower trust and asset management fees, lower service charges on deposits and a lower gain on hedges.

Noninterest expense increased to $6,476,000, up $225,000 or 3.6 percent, in the third quarter 2009 compared to the third quarter 2008.  Third quarter 2009 noninterest expense included $242,000 of higher FDIC insurance premiums and a loss on sale of foreclosed assets of $220,000.  The remainder of the increase was due to $275,000 higher occupancy and equipment expense offset by a $541,000 decrease in salaries and employee benefits.

The third quarter income tax expense was $85,000 in 2009 compared to $895,000 in 2008.  The combined effective federal and state income tax rates were 19.7 percent and 35.3 percent in the third quarter of 2009 and 2008, respectively.  The lower income tax rate in the third quarter 2009 was due to the impact of tax credits on lower taxable income.  The Company has never recorded a valuation allowance against deferred tax assets.  All significant deferred tax assets are considered to be realizable due to expected future taxable income.

First Nine Months, 2009 Compared to the First Nine Months, 2008

Net income in the first nine months 2009 was $167,000, down from $5,228,000 in the first nine months 2008, a decrease of 97 percent.  Net income per diluted share was 3 cents in the first nine months 2009 and 88 cents in the same period in 2008.  The decline in earnings results primarily from a significantly higher provision for loan losses, higher FDIC insurance premiums and a higher loss on sale of foreclosed assets.  Return on average equity was 0.28 percent, return on average assets was 0.02 percent and the efficiency ratio was 65.35 percent in the first nine months 2009.

Average interest-earning assets for the first nine months increased 4.5 percent to $930 million in 2009 from $890 million in 2008.  First nine months net interest income was $23,990,000 in 2009 compared to $24,708,000 in 2008, a decrease of $718,000 or 2.9 percent.  Average loans were $839 million for the first nine months of 2009, 2.7 percent higher when compared to $817 million in 2008.  The net interest margin decreased to 3.45 percent in the first nine months of 2009 from 3.70 percent in the same period in 2008.  As shown in Table 3, the decline in net interest margin was primarily due to higher levels of noninterest-earning assets.  In addition, the majority of our deposit growth was in higher cost deposits and our earning assets repriced faster than our deposits over the last 12 months.

First nine months provision for loan losses was $10,505,000 for 2009, compared to $3,730,000 for 2008.  Net charge-offs for the first nine months were $6,925,000 for 2009 compared to $4,204,000 for 2008.  Changes in the provision are impacted as discussed under the "Allowance for Loan Losses" section above.  Loans increased $2 million in the first nine months of 2009, compared to loan growth of $46 million in the first nine months 2008.  The significantly higher provision for loan losses was primarily related to charge-offs and continued weakness in the Company’s local residential real estate markets.

Noninterest income was $6,142,000 in the first nine months 2009 compared to $5,576,000 in the same period in 2008, an increase of $566,000 or 10 percent.  The increase was primarily due to an $844,000 higher gain on sale of securities partially offset by $419,000 lower trust and asset management fees.

Noninterest expense was $19,690,000 in the first nine months of 2009 compared to $18,536,000 in 2008, an increase of $1,154,000 or 6.2 percent.  The increase was primarily due to higher FDIC insurance premiums of $1,031,000, a 215 percent increase, and a loss on sale of foreclosed assets of $1,269,000 partially offset by a decrease in salaries and benefits of $1,154,000, or 11 percent.  Occupancy and equipment expense was down slightly and information technology expense increased $129,000, or 11 percent.

The first nine months income tax benefit was $230,000 in 2009 and income tax expense was $2,790,000 in 2008.  The income tax benefit in 2009 was due to the impact of tax credits on lower taxable income.  The Company has never recorded a valuation allowance against deferred tax assets.  All deferred tax assets are considered to be realizable due to expected future taxable income.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  Loans increased $2 million the first nine months of 2009.  The $49 million increase in deposits was used primarily to increase our cash and cash equivalents, to purchase investment securities and to pay down short-term borrowings.

Average total assets increased 6.3 percent to $1.01 billion in the first nine months of 2009 from $950 million in the same period in 2008.  Total assets were $1.04 billion and $981 million at September 30, 2009 and 2008, respectively, an increase of 6.0 percent.

The Company has classified all investment securities as available for sale.  The unrealized gain/loss on investment securities is included in shareholders’ equity at September 30, 2009 and 2008 as accumulated other comprehensive income (loss), net of tax.

Brokered time deposits and institutional money market accounts totaled $200 million at September 30, 2009 compared to $222 million at December 31, 2008.  At September 30, 2009 and December 31, 2008, brokered time deposits include $35 million and $38 million, respectively, of reciprocal deposits from the Company’s local customers that are classified as brokered because they are placed in the CDARS network for deposit insurance purposes.

Loans

The following table shows the composition of the loan portfolio as of September 30, 2009 and December 31, 2008, including a more detailed breakdown of real estate-secured loans by collateral type and purpose.

($ in thousands)	9/30/09	% of Total	12/31/08	% of Total	% Dollar Change
Non-residential real estate
Owner-occupied	$ 129,971	15	$ 137,742	16	(5.6)
Non owner-occupied	151,799	17	124,502	14	22
Construction	5,120	1	26,965	3	(81)
Commercial land and lot development	47,555	6	42,590	5	12
Total non-residential real estate	334,445	39	331,799	38	(0.8)
Residential real estate
Owner-occupied – 1-4 family	93,848	11	89,774	10	4.5
Non owner-occupied – 1-4 family	155,265	18	147,396	17	5.3
Construction	26,156	3	43,431	5	(40)
Residential land and lot development	96,822	11	98,715	12	(1.9)
Home equity lines	57,261	6	55,092	6	3.9
Total residential real estate	429,352	49	434,408	50	(1.2)
Total real estate loans	763,797	88	766,207	88	(0.3)
Commercial	88,478	10	81,348	10	8.8
Consumer	15,250	2	17,628	2	(13)
Unearned fees, net	(289)	-	(209)	-	38
Total loans, net of unearned fees	$ 867,236	100	$ 864,974	100	0.3

Capital Resources

The banking regulatory agencies have adopted capital requirements that specify the minimum level for which no prompt corrective action is required.  In addition, the FDIC assesses FDIC insurance premiums based on certain “well-capitalized” risk-based and equity capital ratios.  As of September 30, 2009, the Company and the Subsidiary Banks exceeded the minimum requirements necessary to be classified as “well-capitalized.”

Total tangible equity capital for the Company was $76.5 million, or 7.35 percent of total assets at September 30, 2009.  The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

					Well-
($ in thousands)	Company	Savannah	Bryan	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 84,720	$ 60,069	$ 21,763	-	-
Total capital	95,108	67,621	24,306	-	-

Leverage Ratios
Tier 1 capital to average assets	8.27%	7.88%	8.82%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk-weighted assets	10.27%	10.01%	10.76%	4.00%	6.00%
Total capital to risk-weighted assets	11.53%	11.27%	12.01%	8.00%	10.00%

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

During the first nine months of 2009, portfolio loans increased $2 million to $867 million while deposits increased $49 million to $881 million.  The Company had significant growth in local money market accounts and time deposits in 2009. The loan to deposit ratio was 98 percent at September 30, 2009.  In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the FHLB, temporary federal funds purchased lines with correspondent banks and non-local institutional and brokered deposits.  Contingency funding and liquidity sources include the ability to sell loans, or participations in certain loans, to investors and borrowings from the Federal Reserve Bank (“FRB”) discount window.

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB.  Under these agreements, the Subsidiary Banks have pledged certain 1-4 family first mortgage loans, commercial real estate loans and/or their home equity lines of credit and second mortgage residential loans.  The Subsidiary Banks’ individual borrowing limits range from 20 to 25 percent of assets.  In aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $124 million with the FHLB of which $24 million was advanced at September 30, 2009.  These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks.  The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide up to $15 million of funding needs for 30-60 days.  The Subsidiary Banks have been approved to access the FRB discount window to borrow on a secured basis at 25 basis points over the Federal Funds Target Rate.  The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested.  The Subsidiary Banks were approved by the FRB under the borrower-in-custody of collateral (“BIC”) arrangement.  This temporary liquidity arrangement allows collateral to be maintained at the Subsidiary Banks rather than being delivered to the FRB or a third-party custodian.  At September 30, 2009, the Company had secured borrowing capacity of $123 million with the FRB and $11 million outstanding.

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

The Company’s cash flow, maturity and repricing gap at September 30, 2009 was $25 million at one year, or 2.6 percent of total interest-earning assets.  At December 31, 2008 the gap at one year was $29 million, or 3.1 percent of total interest-earning assets.  Interest-earning assets with maturities over five years totaled approximately $44 million, or 4.6 percent of total interest-earning assets.  See Table 1 for cash flow, maturity and repricing gap.  The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income.  However, interest-earning assets with maturities and/or repricing dates over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

The Company is asset-sensitive within one year.  The decreases in the prime rate from 5.00 percent to 3.25 percent over the past year through September 30, 2009, the level of nonaccruing loans and changes in the deposit mix have negatively impacted net interest income and net interest margin in the first nine months of 2009 compared to the same period in 2008.  Over the past year, earning assets repriced faster than deposits, however time deposits continue to reprice lower after the prime rate stops decreasing.  On a linked quarter basis, the third quarter 2009 net interest margin decreased 5 basis points to 3.47 percent from 3.52 percent in the second quarter 2009.

The Company has implemented various strategies to reduce its asset-sensitive position, primarily through the increased use of fixed rate loans, loan level interest rate floors, short maturity funding sources and hedging strategies such as interest rate floors, collars and swaps.  These actions have reduced the Company’s exposure to falling interest rates.  In the first quarter of 2009, the Company terminated a $15 million interest rate collar position for net proceeds of $512,000.  In April 2009, the Company terminated a $25 million interest rate collar position for net proceeds of $787,000.  The amounts in other comprehensive income related to the terminated transactions will be reclassified into earnings over the remaining lives of the original hedged transactions.  At September 30, 2009, the Company did not have any active derivative positions.

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

Table 1 – Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of September 30, 2009:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	years	Years	Years	Total
Interest-earning assets
Investment securities	$ -	$ 8,239	$ 18,945	$ 43,505	$ 7,867	$ 14,278	$ 92,834
Interest-bearing deposits	3,065	192	335	255	-	-	3,847
Federal funds sold	16,627	-	-	-	-	-	16,627
Loans held for sale	-	269	-	-	-	-	269
Loans - fixed rates	-	88,087	150,440	157,903	48,306	29,091	473,827
Loans - variable rates	-	352,100	7,589	4,624	2,685	718	367,716
Total interest-earnings assets	19,692	448,887	177,309	206,287	58,858	44,087	955,120
Interest-bearing liabilities
NOW and savings	-	6,634	13,269	33,172	39,807	39,808	132,690
Money market accounts	-	99,122	52,961	30,263	45,398	-	227,744
Time deposits	-	147,173	241,668	38,777	12,032	246	439,896
Short-term borrowings	23,988	26,000	-	-	-	-	49,988
FHLB advances - long-term	-	-	4	5,511	11	10,139	15,665
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	23,988	289,239	307,902	107,723	97,248	50,193	876,293
Gap-Excess assets (liabilities)	(4,296)	159,648	(130,593)	98,564	(38,390)	(6,106)	78,827
Gap-Cumulative	$ (4,296)	$ 155,352	$ 24,759	$ 123,323	$ 84,933	$ 78,827	$ 78,827
Cumulative sensitivity ratio *	0.82	1.50	1.04	1.17	1.10	1.09	1.09

*   Cumulative interest-earning assets / cumulative interest-bearing liabilities

Table 2 – Average Balance Sheet and Rate/Volume Analysis –Third Quarter, 2009 and 2008

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the third quarter of 2009 and 2008.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
9/30/09	9/30/08	9/30/09	9/30/08		9/30/09	9/30/08	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 4,471	$ 5,530	0.98	2.15	Interest-bearing deposits	$ 11	$ 30	$ (19)	$ (16)	$ (3)
81,799	57,053	4.31	4.88	Investments - taxable	888	702	186	(82)	268
3,976	1,912	5.09	5.39	Investments - non-taxable	51	26	25	(1)	26
10,692	6,356	0.30	1.94	Federal funds sold	8	31	(23)	(26)	3
48	1,189	0.00	6.67	Loans held for sale	-	20	(20)	(20)	-
842,250	829,952	5.55	6.37	Loans (c)	11,787	13,334	(1,547)	(1,715)	168
943,236	901,992	5.36	6.22	Total interest-earning assets	12,745	14,143	(1,398)	(1,955)	557
83,635	62,770			Noninterest-earning assets
$1,026,871	$964,762			Total assets

				Liabilities and equity
				Deposits
$ 119,632	$118,182	0.44	1.15	NOW accounts	133	344	(211)	(211)	-
16,210	15,450	0.64	0.90	Savings accounts	26	35	(9)	(10)	1
146,032	134,961	1.72	2.42	Money market accounts	634	822	(188)	(238)	50
80,315	71,632	1.26	2.40	MMA - institutional	256	433	(177)	(206)	29
163,351	150,487	3.23	4.28	CDs, $100M or more	1,330	1,625	(295)	(398)	103
116,761	95,919	1.77	3.26	CDs, broker	522	787	(265)	(360)	95
147,381	133,062	3.11	4.01	Other time deposits	1,156	1,345	(189)	(302)	113
789,682	719,693	2.04	2.97	Total interest-bearing deposits	4,057	5,391	(1,334)	(1,687)	353
15,665	11,802	2.18	2.76	FHLB advances - long-term	86	82	4	(17)	21
42,998	52,162	2.51	2.03	Short-term borrowings	272	267	5	63	(58)
10,310	10,310	3.16	5.50	Subordinated debt	82	143	(61)	(61)	-
				Total interest-bearing
858,655	793,967	2.08	2.94	liabilities	4,497	5,883	(1,386)	(1,721)	335
81,960	83,562			Noninterest-bearing deposits
6,954	8,198			Other liabilities
79,302	79,035			Shareholders' equity
$1,026,871	$964,762			Liabilities and equity
		3.28	3.28	Interest rate spread
		3.47	3.63	Net interest margin
				Net interest income	$ 8,248	$ 8,260	$ (12)	$ (234)	$ 222
$ 84,581	$108,025			Net earning assets
$ 871,642	$803,255			Average deposits
		1.85	2.66	Average cost of deposits
97%	103%			Average loan to deposit ratio

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $8 and $7 in the third quarter 2009 and 2008, respectively.
(c)  Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Table 3 – Average Balance Sheet and Rate/Volume Analysis –First Nine Months, 2009 and 2008

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the first nine months of 2009 and 2008.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
YTD	YTD	YTD	YTD		YTD	YTD	Vari-
9/30/09	9/30/08	9/30/09	9/30/08		9/30/09	9/30/08	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 5,703	$ 6,038	0.84	2.89	Interest-bearing deposits	$ 36	$ 131	$ (95)	$ (93)	$ (2)
76,717	57,646	4.62	5.09	Investments - taxable	2,651	2,203	448	(203)	651
2,348	1,915	5.58	5.50	Investments - non-taxable	98	79	19	1	18
6,263	6,618	0.26	2.36	Federal funds sold	12	117	(105)	(104)	(1)
76	968	10.56	7.16	Loans held for sale	6	52	(46)	25	(71)
839,238	816,939	5.62	6.69	Loans (c)	35,288	40,997	(5,709)	(6,538)	829
930,345	890,124	5.47	6.52	Total interest-earning assets	38,091	43,579	(5,488)	(6,991)	1,503
81,433	59,689			Noninterest-earning assets
$1,011,778	$949,813			Total assets

				Liabilities and equity
				Deposits
$ 122,543	$118,278	0.48	1.29	NOW accounts	442	1,141	(699)	(717)	18
15,905	15,773	0.70	0.90	Savings accounts	83	106	(23)	(24)	1
124,157	136,467	1.76	2.47	Money market accounts	1,631	2,529	(898)	(725)	(173)
89,891	63,994	1.58	2.83	MMA - institutional	1,060	1,361	(301)	(598)	297
156,011	148,809	3.48	4.67	CDs, $100M or more	4,058	5,219	(1,161)	(1,324)	163
117,660	78,462	2.20	3.66	CDs, broker	1,939	2,153	(214)	(857)	643
143,510	131,476	3.34	4.42	Other time deposits	3,589	4,364	(775)	(1,062)	287
769,677	693,259	2.22	3.24	Total interest-bearing deposits	12,802	16,873	(4,071)	(5,289)	1,218
13,413	9,812	2.18	2.91	FHLB advances - long-term	219	214	5	(54)	59
50,209	65,973	2.05	2.60	Short-term borrowings	769	1,289	(520)	(271)	(249)
10,310	10,310	3.72	6.09	Subordinated debt	287	471	(184)	(183)	(1)
				Total interest-bearing
843,609	779,354	2.23	3.22	liabilities	14,077	18,847	(4,770)	(5,771)	1,001
81,760	83,738			Noninterest-bearing deposits
6,488	8,105			Other liabilities
79,921	78,616			Shareholders' equity
$1,011,778	$949,813			Liabilities and equity
		3.24	3.30	Interest rate spread
		3.45	3.70	Net interest margin
				Net interest income	$24,014	$ 24,732	$ (718)	$(1,220)	$ 502
$ 86,736	$110,770			Net earning assets
$ 851,437	$776,997			Average deposits
		2.01	2.89	Average cost of deposits
99%	105%			Average loan to deposit ratio

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $24 in the first nine months of 2009 and 2008, respectively.
(c) Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Table 4 - Off-Balance Sheet Arrangements

In order to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business.  At September 30, 2009, the Company had unfunded commitments to extend credit of $97 million and outstanding stand-by letters of credit of $3 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances – long-term	$ 15,665	$ -	$ 5,500	$ -	$ 10,165
Subordinated debt	10,310	-	-	-	10,310
Operating leases – buildings	2,077	489	775	685	128
Information technology contracts	2,994	1,213	1,781	-	-
Total	$ 31,046	$ 1,702	$ 8,056	$ 685	$ 20,603

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

The Savannah Bancorp, Inc. (Registrant)

Date: 11/10/09	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 11/10/09	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)