Form 10-K
period 2009-12-31
SAVANNAH BANCORP INC
filed 2010-03-17
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the voting and non-voting common equity at June 30, 2009 held by non-affiliates, based on the price of the last trade of $8.10 per share times 4,638,024 non-affiliated shares, was $116,414,402.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
As of February 28, 2010, the registrant had outstanding 5,938,632 shares of common stock.

 SAVB 2009 Form 10-K

Portions of the 2009 Annual Report to Shareholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated March 29, 2010 are incorporated in Part III of this report.

REGISTRANT'S DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated by Reference	Part Number and Item Number of Form 10-K Into Which Incorporated

Pages F-32 and F-33 of Registrant's 2009 Annual Report to Shareholders	Part II, Item 5, Market for Registrant's Common Equity and Related Shareholder Matters

Pages F-30-32, F-41, F-46-47 of Registrant's 2009 Annual Report to Shareholders	Part II, Item 6, Selected Financial Data

Pages F-30 through F-47 of Registrant's 2009 Annual Report to Shareholders	Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages F-42, F-43 and F-45 of Registrant's 2009 Annual Report to Shareholders	Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk

Pages F-3 through F-29 of Registrant's 2009 Annual Report to Shareholders	Part II, Item 8, Financial Statements and Supplementary Data

See Registrant's Proxy Statement in connection with its Annual Shareholders' Meeting to be held April 21, 2010 (“2010 Proxy Statement”)	Part III, Item 10, Directors and Executive Officers

See Registrant's 2010 Proxy Statement	Part III, Item 11, Executive Compensation

See Registrant's 2010 Proxy Statement	Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

See Registrant's 2010 Proxy Statement	Part III, Item 13, Certain Relationships and Related Transactions

See Registrant’s 2010 Proxy Statement	Part III, Item 14, Principal Accountant Fees and Services

Pages F-2 through F-29 of Registrant's 2009 Annual Report to Shareholders	Part IV, Item 15, Exhibits and Financial Statement Schedules

 SAVB 2009 Form 10-K

THE SAVANNAH BANCORP, INC.
2009 ANNUAL REPORT ON FORM 10-K

 SAVB 2009 Form 10-K

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

 SAVB 2009 Form 10-K

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

On February 6, 2006, the Company invested $10 million cash, a portion of the net proceeds from an August 2005 private placement stock offering, in 100 percent of the common stock of Harbourside Community Bank (“Harbourside”), a newly-formed federal stock savings bank, located on Hilton Head Island, South Carolina.  The plans for forming Harbourside began in October 2003 when Savannah opened a mortgage loan production office on Hilton Head Island.  Effective September 30, 2009, the Company merged the charter of Harbourside into Savannah.  The two Harbourside branches are now Savannah branches.

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

Savannah, Bryan Bank, Minis and SAVB Holdings are the four operating subsidiaries of the Company.  The two bank subsidiaries, collectively, are referred to as the “Subsidiary Banks” or “Banks”.  Savannah received its charter from the Office of the Comptroller of the Currency (“OCC”) to commence business and opened for business on August 22, 1990.  Bryan Bank received its charter from the Georgia Department of Banking and Finance (“GDBF”) in December 1989.  The deposits at the Subsidiary Banks are insured by the Federal Deposit Insurance Corporation ("FDIC").

As of December 31, 2009, Savannah had eight full service offices and one loan production office, total assets of $768 million, total loans of $651 million, total deposits of $668 million, total shareholders’ equity of $61.3 million and $1.4 million in 2009 net income.  As of December 31, 2009, Bryan Bank had two full service offices, total assets of $260 million, total loans of $218 million, total deposits of $217 million, total shareholders’ equity of $21.9 million and net income of $2.8 million for the year then ended.

In September 2005, the Company formed SAVB Properties, LLC for the primary purpose of owning a 50 percent interest in two real estate partnerships.  Johnson Square Associates, a Georgia general partnership, owns a seven-story, 35,000 square foot building at 25 Bull Street on Johnson Square in downtown Savannah.  The Company currently leases approximately 40 percent of this space for its corporate headquarters and the main office of Savannah.  Whitaker Street Associates, a Georgia Limited Partnership, owns the 80’ x 200’ parking lot directly across Whitaker Street from 25 Bull Street.  Under an agreement with the City of Savannah, the parking lot has been re-developed as part of a 3 acre, 1100 space underground parking garage and now includes the structural foundation adequate to support a 6-story building, the maximum height allowed on this property by city ordinances.  This lot adjoins Ellis Square, one of Savannah’s original squares, which has been restored by the City of Savannah.

 SAVB 2009 Form 10-K

(b)           Information about Industry Segments

Accounting standards require the disclosure of financial and descriptive information about an enterprise’s operating segments in annual and interim financial reports issued to shareholders.  An operating segment is defined as a component of an enterprise which engages in business activities that generate revenues and incur expenses, whose operating results are reviewed by the chief operating decision makers in the determination of resource allocation and performance, and for which discrete financial information is available.  The Company has no segments or any subsidiaries that meet the criteria for segment reporting.

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

Banking Services

The Company has approximately 201 full time equivalent employees as of December 31, 2009.  The Subsidiary Banks offer a full range of deposit services, including checking accounts, savings accounts and various time deposits ranging from daily money market accounts to long-term certificates of deposit.  The transaction accounts and time deposits are tailored to the principal market areas at rates competitive with those offered in the area.  In addition, retirement accounts such as Individual Retirement Accounts and Simplified Employee Pension accounts are offered.  The FDIC insures all deposit accounts up to the maximum amount of $250,000 through December 31, 2013.  The Subsidiary Banks solicit these accounts from individuals, businesses, foundations, organizations, and governmental authorities.  The Subsidiary Banks participate in the Transaction Account Guarantee Program (“TAGP”), which is part of the FDIC’s voluntary Temporary Liquidity Guarantee Program established in November 2008.  Under the TAGP the FDIC will provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.50% interest per annum, and Interest and Lawyers Trust Accounts held at participating FDIC insured institutions through June 30, 2010.

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

The Subsidiary Banks' lending policies provide each lending officer with written guidance for lending activities as approved by the Board of Directors (“Board”) of the Banks.  Real estate loan-to-value guidelines generally conform to regulatory loan-to-value limits.  Additionally, the existence of reliable sources of repayment/cash flow are usually required before making any loan, regardless of the collateral.  Appraisals are obtained as required.  Lending officers or contract inspectors make on-site inspections on construction loans.  Lending authority is delegated to each lending officer by the Credit Committee of each Subsidiary Banks’ Board.  Loans in excess of the individual officer limits must be approved by a senior officer with sufficient approval authority delegated by these committees.  Loans to borrowers whose aggregate combined companywide exposure exceeds $2,500,000 at Savannah and $1,000,000 at Bryan Bank require the approval of the Subsidiary Bank’s Credit Committee.

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

 SAVB 2009 Form 10-K

The Subsidiary Banks operate residential mortgage loan origination departments.  The Banks take mortgage loan applications, obtain rate commitments and complete various origination documentation and follow-up for an origination and service release fee from third-party mortgage bankers.  In addition to generating fee income, the departments also generate banking relationships from its customers and real estate-related contacts.  These loans are funded by other mortgage investors and have not been warehoused on the Subsidiary Banks’ books.

In 2008, the Company discontinued the origination of mortgage loans on a correspondent basis and is now exclusively brokering mortgage loans.  The Company does continue to service previously sold loans.

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

The allowance for loan losses is evaluated as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of the 2009 Annual Report to Shareholders (“2009 Annual Report”) on pages F-34 through F-36.

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

The Subsidiary Banks offer cash management services, remote deposit capture, Internet banking, electronic bill payment, non-cash deposit courier service, safe deposit boxes, travelers checks, direct deposit of payroll, U.S. Savings bonds, official bank checks and automatic drafts for various accounts.

 SAVB 2009 Form 10-K

The Subsidiary Banks have twelve automated teller machines and are members of the STAR network of automated teller machines.  The Subsidiary Banks issue ATM and debit cards.  They also offer Discover, VISA and MasterCard credit cards as an agent for a correspondent bank.

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

In October 2003, Savannah opened a mortgage loan production office on Hilton Head Island, South Carolina which operated as Harbourside Mortgage Company, a division of Savannah, through February 28, 2006.  On March 1, 2006, the separately chartered Harbourside opened for business in its new main office building at 852 William Hilton Parkway, the primary traffic artery on Hilton Head Island.  This is now a branch of Savannah.

In September 2006, Savannah opened an office in The Village on Skidaway Island adjacent to the Landings community in Savannah.  This office location services the higher income individuals and higher net worth retiree island communities nearby.

In December 2007, the former Harbourside opened its second office in Bluffton, South Carolina on Bluffton Parkway.  This is a rapidly growing area with a concentration of residential homes and small businesses.  This is now a branch of Savannah.

In August 2008, Bryan opened its second office in Richmond Hill at 3700 Highway 17, about one-half mile from I-95.  The new branch is 3,000 square feet.  The Company also relocated its regional banking operations center from previously leased space in Savannah to the new facility.

 SAVB 2009 Form 10-K

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

Liquidity and Interest Rate Sensitivity Management

Quantitative disclosures regarding the Company’s liquidity management are included on pages F-39 to F-41 in the 2009 Annual Report.

Interest Rate Risk

Quantitative discussion of the Company’s interest rate risk is included on pages F-40 and F-41 in the 2009 Annual Report.

Federal and State Laws and Regulation of Banks and Bank Holding Companies

Bank holding companies and commercial banks are extensively regulated under both federal and state law.  These laws and regulations delineate the nature and extent of the activities in which commercial banks may engage.  To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Change in applicable laws or regulations may have a material effect on the business of the Company and its subsidiaries.

Savannah is subject to extensive supervision and regulation by the OCC and Bryan Bank is subject to extensive supervision by the GBDF and the FDIC.  The regulators are responsible for overseeing the affairs of the Subsidiary Banks and periodically examining the Banks to determine their compliance with laws and regulations.  The Subsidiary Banks must make quarterly reports of financial condition and results of operations to the regulators.  This quarterly financial information is made available to the public approximately 45 days after each quarter-end.  Regulators use this data for quarterly offsite monitoring of the financial condition of the Banks.  Quarterly holding company reports are filed with the Federal Reserve Bank (“FRB”) of Atlanta (“FRB Atlanta”) within 40 days of each quarter-end.  This financial information is reviewed by the FRB Atlanta for accuracy, consistency and reasonableness and is also made available to holding company database providers within 75 days of the end of each quarter.  Bank analysts, regulators and consultants regularly use this information in analyzing historical and expected performance of banks and bank holding companies.

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

Regulators have adopted risk-based capital requirements that specify the minimum level for which no prompt corrective action is required.  In addition, the FDIC adopts FDIC insurance assessment rates based on certain risk-based and equity capital ratios.  The regulators have authority to establish higher capital requirements if they determine that the circumstances of a particular institution require it and to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  The table in Note 14 to the Consolidated Financial Statements in the 2009 Annual Report shows the capital ratios for the Company and Subsidiary Banks and the regulatory minimum capital ratios at December 31, 2009.

 SAVB 2009 Form 10-K

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

 SAVB 2009 Form 10-K

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

 SAVB 2009 Form 10-K

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

The Subsidiary Banks are members of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Agency.  The FHLBs maintain central credit facilities primarily for member institutions.  The Subsidiary Banks, as members of the FHLB of Atlanta, are required to hold shares of capital stock in the FHLB of Atlanta in an amount equal to: (i) 18 basis points of the Bank’s total assets (adjusted annually) and (ii) 4.5 percent of its advances (borrowings) from the FHLB of Atlanta.  The Subsidiary Banks are in compliance with this requirement at December 31, 2009.

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

 SAVB 2009 Form 10-K

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

Anti-Money Laundering

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("Patriot Act") significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities.  Title III of the Patriot Act provides for a significant overhaul of the United States anti-money laundering regime.  Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. This federal legislation and the resultant bank regulations require a financial institution to expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities listed in a database maintained by the Financial Crimes Enforcement Network (“FinCEN”).  The records search must cover current accounts, accounts opened in the prior twelve months, and transactions conducted in the prior six months.  Its purpose is to identify funds or transactions with individuals associated with terrorist activities.  Substantial penalties and/or criminal prosecution may result from non-compliance.  Management has established policies and procedures to ensure compliance with the Patriot Act.

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

 SAVB 2009 Form 10-K

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

Deposit growth is a continuing challenge facing the banking industry and the Subsidiary Banks.  It is likely that deposit growth in competitive markets will require higher deposit interest rates.  Higher costs of funds without corresponding higher rates on earning assets will have a long-term negative impact on net interest income.  Higher growth in lower cost core deposits, higher revenue growth from fee based services and lower overhead growth rates are the key items required to accomplish the Company's earnings growth objectives.

SELECTED STATISTICAL INFORMATION FOR THE COMPANY

Investments

Table 1 - Weighted Average Yields by Maturity

The following table sets forth the amortized cost, fair value and tax-equivalent yields by investment type and contractual maturity at December 31, 2009:

	Amortized	Fair	Taxable Equivalent
	Cost	Value	Yield (a)
	(Thousands)		(%)
Securities available for sale:
U.S. government-sponsored enterprises (“GSE”) and mortgage-backed:
Within one year	$ -	$ -	-
One year to five years	734	775	5.42
Five years to ten years	993	1,088	4.94
Mortgage-backed securities - GSE	73,203	74,287	3.10
Total	74,929	76,151	3.15

Other interest-earning investments:
Within one year	-	-	-
One year to five years	1,187	1,225	5.25
Five years to ten years	1,666	1,688	4.39
Due after ten years	5,054	5,096	4.71
Restricted equity securities	3,760	3,760	1.18
Total	11,667	11,768	1.54
Total securities available for sale	$ 86,596	$ 87,919	4.68

(a) The yield is calculated on the amortized cost of the securities.

 SAVB 2009 Form 10-K

Loans

Following is certain information regarding the loan portfolio as of December 31, 2009 on a consolidated basis.

Table 2 - Loan Repricing Opportunities

The following table sets forth certain loan maturity and repricing information as of December 31, 2009.  Loan renewals generally reprice relative to the prime rate in effect at the time of the renewal.  Management expects that certain real estate mortgage loans which have maturities of one to three years with longer amortization periods will renew at maturity.

($ in thousands) Loan Category	One Year or Less	After One Year Through Five years	Over Five Years	Total
Real estate-construction and development	$ 55,386	$ 4,293	$ -	$ 59,679
Commercial	63,771	23,042	2,466	89,279
Total	$ 119,157	$ 27,335	$ 2,466	$ 148,958

Loans with fixed rates	$ 41,686	$ 27,335	$ 2,466	$ 71,487
Loans with floating and adjustable rates	77,471	-	-	77,471
Total	$ 119,157	$ 27,335	2,466	$ 148,958

Nonaccrual, Past Due and Restructured Loans

At December 31, 2009 and 2008, nonperforming loans were $34,115,000 and $27,603,000, respectively.  At December 31, 2009, the Subsidiary Banks had nonaccruing loans of $32,545,000 and $1,570,000 in loans past due 90 days or more.  Interest income of $957,000 was recognized on impaired loans in 2009.

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

Loan Concentrations

Most of the Company’s business activity is with customers located within Chatham and Bryan County, Georgia and southern Beaufort County, South Carolina.  Table 7 on page F-39 of the 2009 Annual Report provides details of the various real estate loan concentrations.  The Company has no loans that are considered to be highly leveraged transactions or foreign credits.

Allowance for Loan Losses

See pages F-34 through F-36 of the 2009 Annual Report for details about the activity and breakdown of the allowance for loan losses and additional information regarding accounting estimates in the allowance.

Deposits

Deposit Average Balances and Rates Paid

Tables 9 and 10 on pages F-44 and F-45 of the 2009 Annual Report summarize the average balances of the Company’s deposits and the average rates paid on such deposits during 2009, 2008 and 2007.

 SAVB 2009 Form 10-K

Table 3 - Long-term Obligations

The following table includes a breakdown of payment obligations due under long-term contracts:

($ in thousands)	Payments Due by Period
		Less than	1 - 3	4 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
FHLB advances - long-term	$ 15,664	$ -	$ 2,016	$ 3,511	$ 10,137
Subordinated debt	10,310	-	-	-	10,310
Operating leases - buildings	6,086	597	1,601	1,204	2,684
Long-term contracts	2,697	1,222	1,475	-	-
Total	$ 34,757	$ 1,819	$ 5,092	$ 4,715	$ 23,131

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

Any adverse market or economic conditions in coastal Georgia and South Carolina may disproportionately increase the risk that our borrowers will be unable to make their loan payments.  In addition, the market value of the real estate securing loans could be adversely affected by unfavorable changes in market and economic conditions.  The Bluffton/Hilton Head Island (“Bluffton/HHI”) market experienced a pronounced slowdown beginning in 2007 which seriously and adversely affected our residential real estate loans that were originated in that market.  The Company has also experienced a slowdown in its other real estate markets.  As of December 31, 2009, approximately 88% of our loans held for investment were secured by real estate.  Of the commercial real estate loans in our portfolio, approximately 39% represent properties owned and occupied by businesses to which we have extended loans.  The current sustained period of increased payment delinquencies, foreclosures and losses caused by adverse market and economic conditions in coastal Georgia and South Carolina has adversely affected the value of our assets, our revenues, results of operations and overall financial condition and is likely to continue to at least in the short term.

 SAVB 2009 Form 10-K

Our business is concentrated in the areas of Chatham and Bryan County, Georgia and southern Beaufort County, South Carolina.

Currently, our lending and other business is concentrated in Chatham and Bryan Counties in Georgia and southern Beaufort County in South Carolina.  The current downturn in market conditions in these respective areas has adversely affected the performance of our loans and the results of our operations and financial condition.  In particular, Hilton Head Island in southern Beaufort County is a vacation and resort area with high concentrations of second home and investment properties.  Further changes in interest rates, local or general economic conditions, real estate values or the income tax deductibility of mortgage interest would subject our markets to greater volatility which would further adversely impact our performance.  Additionally, our market area is susceptible to the risk of hurricane disasters and many areas are located in flood zones.  While most such losses are insurable, hurricanes and flooding could adversely affect operations and our financial condition.

If our allowance for loan losses is not sufficient to cover actual charge-offs, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to assure repayment.  We may continue to experience significant charge-offs which could have a material adverse effect on our operating results.  Our management makes various assumptions and judgments about the collectibility of our loans, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our loans.  We maintain an allowance for loan losses in an attempt to cover any charge-offs which may occur.  In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information.  As noted above, the Bluffton/HHI market experienced a significant slowdown beginning in 2007 which necessitated additional provisions for loan losses.  Our Georgia markets are experiencing a slowdown as well.

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

For example, in the event of a decrease in interest rates, our net interest income will be negatively affected because our interest-bearing assets currently reprice faster than our interest-bearing liabilities.  Although our asset-liability management strategy is designed to control our risk from changes in market interest rates, we may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.  A significant portion of our variable rate loans have interest rate floors such that the loans will not reprice immediately when interest rates begin to rise.

Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.
 SAVB 2009 Form 10-K

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

Depositors that invest in brokered deposits are generally interest rate sensitive and well informed about alternative markets and investments.  Consequently, funding with brokered deposits may not provide the same stability to our deposit base as traditional local retail deposit relationships.  Our liquidity may be negatively affected if brokered deposit supply declines due to a loss of investor confidence or a flight to higher quality investments such as U.S. Treasury securities.  In addition, brokered deposits historically have a higher rate of interest than core local deposits.

Deposit balances in excess of the FDIC's $250,000 insurance limit (through December 31, 2013) per depositor are uninsured deposits.  Customers with uninsured deposits are more sensitive to financial or reputation risk than insured depositors.  Consequently, uninsured deposits do not provide the same stability to our deposit base as insured deposits.  Our liquidity may be negatively affected by a decline in uninsured deposits due to a loss of investor confidence and a flight to insured deposits at other financial institutions.

 SAVB 2009 Form 10-K

The Subsidiary Banks participate in the FDIC’s voluntary TAGP.  Under the TAGP the FDIC will provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, NOW accounts paying less than 0.50 percent interest per annum, and Interest and Lawyers Trust Accounts held at participating FDIC insured institutions through June 30, 2010.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We believe that our current capital resources are sufficient in the short term.  We do, however, continue to evaluate the need to raise additional capital to support growth and a possible further deterioration of current economic conditions.

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

The Company and the Banks are subject to extensive government regulation and supervision under various state and federal laws, rules and regulations, primarily the rules and regulations of the OCC, FDIC, GDBF, SEC and the FRB.  These laws and regulations are designed primarily to protect depositors, borrowers, and the deposit insurance funds of the FDIC.  These regulators maintain significant authority to impose requirements on our overall operations, such as limiting certain activities or mandating the increase of capital levels.  The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted.

In February 2009, the FDIC adopted a long-term deposit insurance fund (“DIF”) restoration plan as well as an additional emergency assessment for 2009.  The restoration plan increases base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio.  Banks in the best risk category paid initial base rates ranging from 12 to 16 basis points of assessable deposits beginning April 1, 2009.  Additionally, the FDIC adopted a final rule imposing a special emergency assessment on all financial institutions of 5 basis points of total assets minus Tier 1 capital as of June 30, 2009.  Our special emergency assessment totaled $425,000 and was collected on September 30, 2009.  The FDIC is also permitted to impose an emergency special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.  The FDIC has not to date imposed such an assessment.  The increase in assessments by the FDIC could have a material adverse effect on our earnings.
 SAVB 2009 Form 10-K

On November 12, 2009, the FDIC imposed a requirement on all financial institutions to prepay three years of FDIC insurance premiums.  On December 30, 2009, we prepaid $5.1 million of FDIC insurance premiums for the next three years.

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
 SAVB 2009 Form 10-K

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

The failure of other financial institutions could adversely affect us.

Our ability to engage in routine transactions, including, for example, funding transactions, could be adversely affected by the actions and potential failures of other financial institutions.  Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with a variety of counterparties in the financial services industry.  As a result, defaults by, or even rumors or concerns about, one or more financial institutions with which we do business, or the financial services industry generally, have led to market-wide liquidity problems in the past and could do so in the future and could lead to losses or defaults by us or by other institutions.  Many of these transactions expose us to credit risk in the event of default of our counterparty or client.  In addition, our credit risk may be exacerbated when the collateral we hold cannot be sold at prices that are sufficient for us to recover the full amount of our exposure.  Any such losses could materially and adversely affect our financial condition and results of operations.

A promissory note contains financial covenants and a guarantee of the Company.

As previously mentioned, the Company has a related party promissory note (“Note”) in the current amount of $16.0 million.  The Note is secured by the unconditional guarantee of the Company and SAVB Holdings’ blanket assignment or pledge of all of its assets and the proceeds thereof to the Note’s holder.  The Note contains the following financial covenants: (i) during the term of the Note, the dividends paid out by the Company, on a quarterly basis, shall not exceed 50 percent of the Company’s after tax net income for the proceeding quarter; (ii) Savannah and Bryan shall each maintain a “well-capitalized” status as determined by the OCC and GDBF, respectively; (iii) on the last day of each calendar quarter during the term of the Note, SAVB Holdings shall maintain a loan-to-value ratio of at least 1.00:1.00; and (iv) on the last day of each calendar quarter during the term of the Note, the amount of non-performing assets of the Company shall not exceed 4.75 percent of the total assets of the Company.  At December 31, 2009, the Company met all covenants contained in the Note.

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

 SAVB 2009 Form 10-K

and (ix) whether the shares of such series shall be entitled to other rights, preferences and privileges.  Such preferred stock may provide our Board the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise.  Consequently, the preferred stock could entrench our management.  The market price of our common stock could be depressed to some extent by the existence of the preferred stock.  Moreover, any preferred stock that is issued will rank ahead of our common stock, in terms of dividends, priority and liquidation preferences and may have greater voting rights than our Company’s common stock.  No shares of preferred stock have been issued as of December 31, 2009.

Our directors and executive officers own a significant portion of our common stock.

As of December 31, 2009, our directors and executive officers, collectively, beneficially owned approximately 22 percent of our outstanding common stock.  As a result of their ownership, the directors and executive officers, as a group, have the ability to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors and the approval of mergers and other significant corporate transactions, even if their interests conflict with those of other shareholders, which could adversely affect the market price of our common stock.

The OCC, FDIC, GDBF or other entities may impose dividend payment and other restrictions on the Subsidiary Banks which would impact our ability to pay dividends to shareholders.

The OCC, FDIC and the GDF are the primary regulatory agencies that examine the Subsidiary Banks.  Under certain circumstances, including any determination that the activities of a bank or their subsidiaries constitute unsafe and unsound banking practices, the regulators have the authority by statute to restrict the Subsidiary Banks’ ability to transfer assets, make shareholder distributions, and redeem preferred securities or pay dividends to the parent company.  In addition, as noted previously, one of our loan agreements contains a covenant that restricts quarterly dividends to 50 percent of quarterly net income.

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
 SAVB 2009 Form 10-K

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

We have various obligations to issue additional shares of common stock in the future.  These obligations include non-qualified and incentive stock options as detailed in Note 13 on page F-20 and page F-21 to the Consolidated Financial Statements in the 2009 Annual Report.

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
 SAVB 2009 Form 10-K

As of December 31, 2009, there were 5,933,789 shares of common stock outstanding.  The price of our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

See Note 6 and Note 15 of Notes to Consolidated Financial Statements on page F-17 and page F-22 of the Registrant's 2009 Annual Report, which is specifically incorporated herein by reference.

Savannah's main office is located at 25 Bull Street, Savannah, Georgia, on the ground floor of a seven story office building located on Johnson Square in downtown Savannah.  The building also serves as the headquarters for the Company.  Savannah has leased space at this location since 1990.  The Company signed a new lease as of February 1, 2010 increasing the total square footage rented in the building to approximately 18,800 square feet, which is 40% of the building.  Minis and the Trust department of Savannah will move into the building from other leased space in 2010.  The Company is responsible for its pro rata share of operating cost increases in utilities, janitorial services, property taxes and insurance.  In September 2005, SAVB Properties LLC, a nonconsolidated subsidiary of the Company, acquired a 50 percent interest in Johnson Square Associates, LLP, which owns the 25 Bull Street property.  SAVB Properties LLC also acquired a 50 percent interest in Whitaker Street Associates, which owns the adjacent parking lot.

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
 SAVB 2009 Form 10-K

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

In November 1997, Savannah entered into a ten-year lease beginning June 1, 1998 with four five-year renewal options in the Medical Arts Shopping Center at 4809 Waters Avenue.  The Company exercised its first five-year renewal in 2008.  The property consists of 3,055 square feet of banking office space and a separate drive-through facility behind the shopping center.

On February 24, 2006, Harbourside entered into a lease agreement, effective March 1, 2006, for approximately 17,400 square feet of office space at 852 William Hilton Parkway on Hilton Head Island.  During 2009, the Company purchased the building from the landlord.  Harbourside has consolidated its operations to the first floor and has fully leased out the second floor.  The branch is now a branch of Savannah.

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

On January 31, 2007, Harbourside entered into a lease agreement, effective October 1, 2007, for approximately 4,500 square feet of office space on Bluffton Parkway in Bluffton, South Carolina.  The lease is on a new building for a 10-year initial lease term with three five-year renewal options.  The tenant is responsible for all taxes, insurance and maintenance.  After three years the rent will adjust three percent.  The branch is now a branch of Savannah.

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

In September 2008, Savannah purchased a commercial lot in Pooler, Georgia as a potential branch location.  Savannah leases a separate location in Pooler for a drive-up ATM.

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

Item 4. Reserved

None

 SAVB 2009 Form 10-K

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Incorporated herein by reference to sections entitled “Table 4 - Market for Registrant's Common Equity and Related Shareholder Matters” on page F-31 of the Financial Statement Section of the 2009 Annual Report.

Item 6. Selected Financial Data

Incorporated herein by reference to sections entitled “Table 1– Selected Financial Condition Highlights – Five-Year Comparison,” “Table 2 – Selected Operating Highlights – Five-Year Comparison,” “Table 3 – Selected Quarterly Data,”  “Table 6 – Allowance for Loan Losses and Nonperforming Assets,” “Table 7 – Loan Concentrations,” “Table 9 – Average Balance Sheet and Rate/Volume Analysis-2009 and 2008” and “Table 10 – Average Balance Sheet and Rate/Volume Analysis-2008 and 2007” in the Registrant’s MD&A on pages F-29 through F-45 of the Financial Statement Section of the 2009 Annual Report.  Additional selected financial data is included on pages 15 and 16 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The MD&A on pages F-29 through F-45 of the Financial Statement Section of the 2009 Annual Report are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Incorporated herein by reference to the sections entitled “Liquidity and Interest Rate Sensitivity Management” and “Table 8 – Cash Flow/Maturity Gap and Repricing Data” in the Registrant’s MD&A on pages F-40, F-41 and F-43 of the Financial Statement Section of the 2009 Annual Report.

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
 SAVB 2009 Form 10-K

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.  Mauldin & Jenkins, LLC has audited the effectiveness of our internal control over financial reporting and their report is included below.

Changes in Internal Control over Financial Reporting - No change in our internal control over financial reporting occurred during the fourth fiscal quarter covered by this Annual Report on Form 10-K that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 SAVB 2009 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
The Savannah Bancorp, Inc.:

We have audited The Savannah Bancorp Inc. internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   The Savannah Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, The Savannah Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Savannah Bancorp, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  Our report dated March 15, 2010 expressed an unqualified opinion.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
March 15, 2010

 SAVB 2009 Form 10-K

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to the sections entitled “Election of Directors,” “Information about the Board of Directors and Certain Committees” and “Executive Compensation and Benefits” in the Registrant’s Proxy Statement dated March 29, 2010 and filed on March 22, 2010.  All transactions required pursuant to the insider trading regulations were filed on either Form 4 or Form 5 of the SEC.  The required Code of Ethics disclosures are also incorporated by reference to the section entitled “Code of Business Conduct and Ethics” in the Registrant’s Proxy Statement dated March 22, 2010.

Item 11. Executive Compensation

Incorporated herein by reference to the sections entitled “Information about the Board of Directors and Certain Committees” under the caption “Compensation Committee” and “Executive Compensation and Benefits” in the Registrant’s Proxy Statement dated March 29, 2010 and filed on March 22, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to the sections entitled “Election of Directors” and “Ownership of Equity Securities” in the Registrant’s Proxy Statement dated March 29, 2010 and filed on March 22, 2010.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference, the information contained in Note 5 and Note 9 to the Consolidated Financial Statements and under the caption “Certain Transactions” in the Registrant’s Proxy Statement dated March 29, 2010 and filed on March 22, 2010.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to the information under the caption entitled “Principal Accountant Fees and Services” in the Registrant’s Proxy Statement dated March 29, 2010 and filed on March 22, 2010.

 SAVB 2009 Form 10-K

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

1.	Financial statements

Incorporated herein by reference to the financial statements, together with the applicable report of independent accountants, are included on pages F-2 through F-28 of the Financial Statement Section of the 2009 Annual Report.  The index for the financial statements is as follows:

Financial Statement	Page

(i) Report of Independent Registered Public Accounting Firm	F-2

(iii) Consolidated Balance Sheets
December 31, 2009 and 2008	F-3

(iv) Consolidated Statements of Income for the Years
Ended December 31, 2009, 2008 and 2007	F-4

(v) Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended December 31, 2009, 2008 and 2007	F-5

(vi) Consolidated Statements of Cash Flows for the Years
Ended December 31, 2009, 2008 and 2007	F-6

(vii) Notes to Consolidated Financial Statements	F-7 to F-28

2.	Required financial statement schedules

Other schedules and exhibits are not required information or are inapplicable and, therefore, have been omitted.

3.	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

 SAVB 2009 Form 10-K

Index to Exhibits

         Exhibit
         Number                      Description
3.1 *	Articles of Incorporation
3.2 *	By-laws as amended
10.1 *	Lease for Bank site at 25 Bull Street and Assumption of Lease
10.5 *	Form of Organizers' Stock Option Agreement
10.6 *	Lease for Mall Boulevard Office dated February 14, 1992
10.7	The Savannah Bancorp, Inc. Incentive Stock Option Plan approved by shareholders on April 18, 1995
10.8	Amendment to The Savannah Bancorp, Inc. Incentive Stock Option Plan approved by shareholders on April 16, 1996.
10.9 *	The Savannah Bancorp, Inc. 2005 Omnibus Stock Ownership and Long Term Incentive Plan approved by shareholders on April 21, 2005.
10.10 *	Lease for Harbourside Community Bank main office dated February 24, 2006.
11	Computation of Earnings Per Share **
** Earnings per share data is provided in Note 1 to the consolidated financial statements in the 2009 Annual Report.
13	2009 Annual Report to Shareholders
21	Subsidiaries of Registrant
 22           Proxy Statement for Annual Meeting – filed in DEF 14A on March 19, 2010
23.1	Consent of Mauldin & Jenkins, LLC, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Items 3.1, 10.1 and 10.5 were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 33-33405) filed in February 1990 and such documents are incorporated herein by reference.
Item 3.2 was filed as an exhibit in the Company’s Registration Statement (Registration No. 333-128724) filed in September 2005
Item 10.6 was filed as an exhibit with the 1992 Annual Report on Form 10-K in March 1993.
Item 10.9 was filed as an exhibit with the DEF 14A on March 25, 2005.

 SAVB 2009 Form 10-K

Signature Page

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March ______, 2010 by the undersigned, thereunto duly authorized.

THE SAVANNAH BANCORP, INC.

__________________________ John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)	___________________________ Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Directors:

____________________________ J. Wiley Ellis Chairman of the Board	____________________________ Berryman W. Edwards	______________________ J. Toby Roberts, Sr.

____________________________ E. James Burnsed Vice Chairman	___________________________ L. Carlton Gill	______________________ James W. Royal, Sr.

_____________________________ Francis A. Brown	_____________________________ John C. Helmken II	_______________________ Robert T. Thompson, Jr.

_____________________________ Russell W. Carpenter	_____________________________ Aaron M. Levy

_____________________________ Clifford H. Dales	_____________________________ J. Curtis Lewis III

_____________________________ Robert H. Demere, Jr.	____________________________ M. Lane Morrison

SAVB 2009 Form 10-K