Form 10-K/A
period 2009-12-31
SAVANNAH BANCORP INC
filed 2010-03-18
CIK 860519

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes __ No X

The aggregate market value of the voting and non-voting common equity at June 30, 2009 held by non-affiliates, based on the price of the last trade of $6.65 per share times 4,637,433 non-affiliated shares, was $30,838,929.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
As of February 28, 2010, the registrant had outstanding 5,938,632 shares of common stock.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as originally filed with the Securities and Exchange Commission on March 17, 2010, is to correct the signature page, various page references and the non-affiliated share ownership reported on the cover page.

No other changes have been made to the Form 10-K other than the corrections described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.
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

The allowance for loan losses is evaluated as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of the 2009 Annual Report to Shareholders (“2009 Annual Report”) on pages F-35 through F-38.

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

Liquidity and Interest Rate Sensitivity Management

Quantitative disclosures regarding the Company’s liquidity management are included on pages F-41 through F-43 in the 2009 Annual Report.

Interest Rate Risk

Quantitative discussion of the Company’s interest rate risk is included on pages F-42 and F-43 in the 2009 Annual Report.

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

 SAVB 2009 Form 10-K

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

Loan Concentrations

Most of the Company’s business activity is with customers located within Chatham and Bryan County, Georgia and southern Beaufort County, South Carolina.  Table 7 on page F-41 of the 2009 Annual Report provides details of the various real estate loan concentrations.  The Company has no loans that are considered to be highly leveraged transactions or foreign credits.

Allowance for Loan Losses

See pages F-35 through F-38 of the 2009 Annual Report for details about the activity and breakdown of the allowance for loan losses and additional information regarding accounting estimates in the allowance.

Deposits

Deposit Average Balances and Rates Paid

Tables 9 and 10 on pages F-46 and F-47 of the 2009 Annual Report summarize the average balances of the Company’s deposits and the average rates paid on such deposits during 2009, 2008 and 2007.

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

We have various obligations to issue additional shares of common stock in the future.  These obligations include non-qualified and incentive stock options as detailed in Note 13 on page F-19 and page F-20 to the Consolidated Financial Statements in the 2009 Annual Report.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

See Note 5 and Note 15 of Notes to Consolidated Financial Statements on page F-16 and page F-21 of the Registrant's 2009 Annual Report, which is specifically incorporated herein by reference.

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

Item 4. Reserved

 SAVB 2009 Form 10-K

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Incorporated herein by reference to sections entitled “Table 4 - Market for Registrant's Common Equity and Related Shareholder Matters” on page F-32 of the Financial Statement Section of the 2009 Annual Report.

Item 6. Selected Financial Data

Incorporated herein by reference to sections entitled “Table 1– Selected Financial Condition Highlights – Five-Year Comparison,” “Table 2 – Selected Operating Highlights – Five-Year Comparison,” “Table 3 – Selected Quarterly Data,”  “Table 6 – Allowance for Loan Losses and Nonperforming Assets,” “Table 7 – Loan Concentrations,” “Table 9 – Average Balance Sheet and Rate/Volume Analysis-2009 and 2008” and “Table 10 – Average Balance Sheet and Rate/Volume Analysis-2008 and 2007” in the Registrant’s MD&A on pages F-30 through F-47 of the Financial Statement Section of the 2009 Annual Report.  Additional selected financial data is included on pages 14 through 16 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The MD&A on pages F-30 through F-47 of the Financial Statement Section of the 2009 Annual Report are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Incorporated herein by reference to the sections entitled “Liquidity and Interest Rate Sensitivity Management” and “Table 8 – Cash Flow/Maturity Gap and Repricing Data” in the Registrant’s MD&A on pages F-42, F-43 and F-45 of the Financial Statement Section of the 2009 Annual Report.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to the sections entitled “Election of Directors,” “Information about the Board of Directors and Certain Committees” and “Executive Compensation and Benefits” in the Registrant’s Proxy Statement dated March 29, 2010 and filed on March 22, 2010.  All transactions required pursuant to the insider trading regulations were filed on either Form 4 or Form 5 of the SEC.  The required Code of Ethics disclosures are also incorporated by reference to the section entitled “Code of Business Conduct and Ethics” in the Registrant’s Proxy Statement dated March 29, 2010.

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

Item 13. Certain Relationships and Related Transactions

Incorporated by reference, the information contained in Note 4 and Note 8 to the Consolidated Financial Statements and under the caption “Certain Transactions” in the Registrant’s Proxy Statement dated March 29, 2010 and filed on March 22, 2010.

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

Incorporated herein by reference to the financial statements, together with the applicable report of independent accountants, are included on pages F-2 through F-29 of the Financial Statement Section of the 2009 Annual Report.  The index for the financial statements is as follows:

Financial Statement	Page

(i) Report of Independent Registered Public Accounting Firm	F-2

(iii) Consolidated Balance Sheets
December 31, 2009 and 2008	F-3

(iv) Consolidated Statements of Income for the Years
Ended December 31, 2009, 2008 and 2007	F-4

(v) Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended December 31, 2009, 2008 and 2007	F-5

(vi) Consolidated Statements of Cash Flows for the Years
Ended December 31, 2009, 2008 and 2007	F-6

(vii) Notes to Consolidated Financial Statements	F-7 to F-29

2.	Required financial statement schedules

Other schedules and exhibits are not required information or are inapplicable and, therefore, have been omitted.

3.	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

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
 22          Proxy Statement for Annual Meeting – filed in DEF 14A on March 22, 2010
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
Item 3.2 was filed as an exhibit in the Company’s Registration Statement (Registration No. 333-128724) filed in September 2005.
Item 10.6 was filed as an exhibit with the 1992 Annual Report on Form 10-K in March 1993.
Item 10.9 was filed as an exhibit with the DEF 14A on March 25, 2005.

 SAVB 2009 Form 10-K

Signature Page

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 15-16, 2010 by the undersigned, thereunto duly authorized.

THE SAVANNAH BANCORP, INC.

/s/ JOHN C. HELMKEN II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)	/s/ MICHAEL W. HARDEN, JR. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Directors:

/s/ J. WILEY ELLIS J. Wiley Ellis Chairman of the Board	/s/ BERRYMAN W. EDWARDS Berryman W. Edwards	/s/ J. TOBY ROBERTS, SR. J. Toby Roberts, Sr.

____________________________ E. James Burnsed Vice Chairman	/s/ L. CARLTON GILL L. Carlton Gill	/s/ JAMES W. ROYAL, SR. James W. Royal, Sr.

/s/ FRANCIS A. BROWN Francis A. Brown	/s/ JOHN C. HELMKEN II John C. Helmken II	_______________________ Robert T. Thompson, Jr.

_____________________________ Russell W. Carpenter	/s/ AARON M. LEVY Aaron M. Levy

/s/ CLIFFORD H. DALES Clifford H. Dales	/s/ J. CURTIS LEWIS III J. Curtis Lewis III

/s/ ROBERT H. DEMERE, JR. Robert H. Demere, Jr.	/s/ M. LANE MORRISON M. Lane Morrison

SAVB 2009 Form 10-K