Form 10-Q
period 2010-03-31
SAVANNAH BANCORP INC
filed 2010-05-11
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,937,689 common shares, $1.00 par value, at April 30, 2010.

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
March 31, 2010

Page

Cover Page	1

Form 10-Q Index	2

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2010 and 2009 and December 31, 2009	3

Consolidated Statements of Operations
for the Three Months Ended March 31, 2010 and 2009	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Three Months Ended March 31, 2010 and 2009	5

Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2010 and 2009	6

Condensed Notes to Consolidated Financial Statements	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	12-23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	23

Part II – Other Information
Item 6. Exhibits	23

Signatures	24

Part I – Financial Information
Item 1.  Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	March 31,	December 31,	March 31,
	2010	2009	2009
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 45,685	$ 19,253	$ 23,180
Federal funds sold	9,205	8,575	565
Interest-bearing deposits in banks	5,259	12,707	6,460
Cash and cash equivalents	60,149	40,535	30,205
Securities available for sale, at fair value (amortized
cost of $81,514, $86,596 and $72,131)	82,128	87,919	74,589
Loans, net of allowance for loan losses of $19,611,
$17,678 and $15,309	848,905	866,208	849,617
Premises and equipment, net	15,494	15,574	10,946
Other real estate owned	7,374	8,329	8,342
Bank-owned life insurance	6,155	6,434	6,271
Goodwill and other intangible assets, net	2,462	2,498	2,606
Other assets	23,978	23,011	17,324
Total assets	$ 1,046,645	$ 1,050,508	$ 999,900

Liabilities
Deposits:
Noninterest-bearing	$ 94,836	$ 82,557	$ 84,739
Interest-bearing demand	120,643	143,559	116,804
Savings	18,266	16,893	16,219
Money market	259,893	228,124	204,711
Time deposits	408,154	413,436	420,046
Total deposits	901,792	884,569	842,519
Short-term borrowings	21,854	39,553	41,900
Other borrowings	15,456	15,988	9,930
Federal Home Loan Bank advances – long-term	15,662	15,664	10,167
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	3,666	5,398	5,430
Total liabilities	968,740	971,482	920,256

Shareholders' equity
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Common stock, par value $1 per share: shares
authorized 20,000,000; issued 5,938,189, 5,933,789
and 5,933,789	5,938	5,934	5,934
Additional paid-in capital	38,644	38,605	38,540
Retained earnings	32,776	33,383	32,525
Treasury stock, at cost, 500, 1,443 and 1,443 shares	(1)	(4)	(4)
Accumulated other comprehensive income, net	548	1,108	2,649
Total shareholders' equity	77,905	79,026	79,644
Total liabilities and shareholders' equity	$ 1,046,645	$ 1,050,508	$ 999,900

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Interest and dividend income
Loans, including fees	$ 11,618	$ 11,646
Investment securities:
Taxable	478	881
Tax-exempt	72	17
Dividends	11	7
Federal funds sold	6	2
Deposits with banks	8	13
Total interest and dividend income	12,193	12,566
Interest expense
Deposits	3,275	4,481
Short-term and other borrowings	331	255
Federal Home Loan Bank advances	85	55
Subordinated debt	73	109
Total interest expense	3,764	4,900
Net interest income	8,429	7,666
Provision for loan losses	5,320	3,720
Net interest income after
provision for loan losses	3,109	3,946
Noninterest income
Trust and asset management fees	633	587
Service charges on deposit accounts	455	467
Mortgage related income, net	89	92
Gain on sale of securities	467	184
Gain on hedges	-	396
Other operating income	636	283
Total noninterest income	2,280	2,009
Noninterest expense
Salaries and employee benefits	3,040	3,351
Occupancy and equipment	893	1,008
Information technology	495	438
FDIC deposit insurance	388	299
Loss on sale and write-downs of foreclosed assets	528	164
Other operating expense	1,083	1,215
Total noninterest expense	6,427	6,475
Loss before income taxes	(1,038)	(520)
Income tax benefit	(550)	(235)
Net loss	$ (488)	$ (285)
Net loss per share:
Basic	$ (0.08)	$ (0.05)
Diluted	$ (0.08)	$ (0.05)
Dividends per share	$ 0.020	$ 0.125

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
 ($ in thousands, except share data)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Common shares issued
Shares, beginning of period	5,933,789	5,933,789
Common stock issued	4,400	-
Shares, end of period	5,938,189	5,933,789
Treasury shares owned
Shares, beginning of period	1,443	318
Treasury stock issued	(943)	-
Unvested restricted stock	-	1,125
Shares, end of period	500	1,443
Common stock
Balance, beginning of period	$ 5,934	$ 5,934
Common stock issued	4	-
Balance, end of period	5,938	5,934
Additional paid-in capital
Balance, beginning of period	38,605	38, 516
Common stock issued	28	-
Stock-based compensation, net	11	24
Balance, end of period	38,644	38, 540
Retained earnings
Balance, beginning of period	33,383	33,552
Net loss	(488)	(285)
Dividends	(119)	(742)
Balance, end of period	32,776	32,525
Treasury stock
Balance, beginning and end of period	(4)	(4)
Treasury stock issued	3	-
Balance, end of period	(1)	(4)
Accumulated other comprehensive income, net
Balance, beginning of period	1,108	2,934
Change in unrealized gains/losses on securities
available for sale, net of reclassification adjustment	(440)	176
Change in fair value and gains on termination of derivative
instruments, net of tax	(120)	(461)
Balance, end of period	548	2,649
Total shareholders' equity	$ 77,905	$ 79,644

Other comprehensive loss
Net loss	$ (488)	$ (285)
Change in unrealized gains/losses on securities
available for sale, net of reclassification adjustment	(440)	176
Change in fair value and gains on termination of derivative
instruments, net of tax	(120)	(461)
Other comprehensive loss	$ (1,048)	$ (570)

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 ($ in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$ (488)	$ (285)
Adjustments to reconcile net loss to cash
provided by operating activities:
Provision for loan losses	5,320	3,720
Proceeds from sale of loans originated for sale	-	242
Net amortization of securities	308	27
Depreciation and amortization	342	349
Accretion of gain on termination of derivatives	(190)	(320)
Proceeds from termination of derivatives	-	512
Non cash stock-based compensation expense	18	38
Increase in deferred income taxes, net	(428)	-
Gain on sale of loans and securities, net	(467)	(184)
Loss on sale and write-down of foreclosed assets	528	164
Equity in net income of nonconsolidated subsidiary	-	(19)
Increase in CSV of bank-owned life insurance policies	(29)	(55)
Change in other assets and other liabilities, net	(1,866)	(1,140)
Net cash provided by operating activities	3,048	3,049
Investing activities
Activity in available for sale securities
Purchases	(20,666)	(1,086)
Sales	21,131	4,721
Maturities and calls	4,776	3,838
Loan originations and principal collections, net	8,989	(2,863)
Proceeds from sale of foreclosed assets	3,422	794
Additions to premises and equipment	(226)	(152)
Proceeds from life insurance	308	-
Net cash provided by investing activities	17,734	5,252
Financing activities
Net increase in noninterest-bearing deposits	12,279	2,016
Net increase in interest-bearing deposits	4,944	8,488
Net decrease in short-term borrowings	(17,699)	(13,736)
Net decrease in other borrowings	(532)	(2,221)
Net decrease in FHLB advances – long-term	(2)	(2)
Payment on note payable	(74)	-
Dividends paid	(119)	(742)
Issuance of common stock	32	-
Issuance of treasury stock	3	-
Net cash used in financing activities	(1,168)	(6,197)
Increase in cash and cash equivalents	19,614	2,104
Cash and cash equivalents, beginning of period	40,535	28,101
Cash and cash equivalents, end of period	$ 60,149	$ 30,205

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2009.  Certain prior period balances and formats have been reclassified to conform to the current period presentation.

Note 2 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Savannah Bank, N.A. and Bryan Bank & Trust (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances.  Cash reserves of $277,000, $339,000 and $331,000 are required as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  The Company pledges interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities sold under repurchase agreements.  Pledged cash balances are $1,500,000, $11,500,000 and $2,000,000 at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

Note 3 - Earnings (Loss) Per Share

Basic earnings (loss) per share represent net income (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  For the quarters ended March 31, 2010 and 2009, the Company excluded approximately 6,000 and 4,000 shares from the calculation of diluted earnings (loss) per share due to their anti-dilutive effect.  Earnings (loss) per common share have been computed based on the following:

	For the
	Three Months Ended
	March 31,
(Amounts in thousands)	2010	2009
Average number of common shares outstanding - basic	5,936	5,933
Effect of dilutive options	-	-
Average number of common shares outstanding - diluted	5,936	5,933

Note 4 - Securities Available for Sale

The aggregate amortized cost and fair value of securities available for sale are as follows:

	March 31, 2010
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises (“GSE”)	$ 697	$ 38	$ -	$ 735
Mortgage-backed securities - GSE	68,320	677	(222)	68,775
State and municipal securities	8,737	121	-	8,858
Restricted equity securities	3,760	-	-	3,760
Total investment securities	$ 81,514	$ 836	$ (222)	$ 82,128

	December 31, 2009
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises	$ 1,727	$ 136	$ -	$ 1,863
Mortgage-backed securities - GSE	73,203	1,205	(120)	74,288
State and municipal securities	7,906	108	(6)	8,008
Restricted equity securities	3,760	-	-	3,760
Total investment securities	$ 86,596	$ 1,449	$ (126)	$ 87,919

At March 31, 2010, management performed its quarterly analysis of all securities with an unrealized loss and concluded no material individual securities were other-than-temporarily impaired.

The distribution of securities by contractual maturity at March 31, 2010 is shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$ -	$ -
Due after one year through five years	1,881	1,963
Due after five years through ten years	1,006	1,013
Due after ten years	6,547	6,617
Mortgage-backed securities - GSE	68,320	68,775
Restricted equity securities	3,760	3,760
Total investment securities	$ 81,514	$ 82,128

The restricted equity securities consist solely of FHLB and Federal Reserve Bank of Atlanta stock.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature.

Note 5 - Fair Value of Financial Instruments

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the accounting standards for fair value measurements and disclosure, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Note 5 - Fair Value of Financial Instruments (continued)

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value:

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

Level 3: Significant unobservable inputs that are supported by little or no market activity for the asset or liability.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

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

Derivative instruments: Our derivative instruments consist of loan level swaps.  As such, significant fair value inputs can generally be verified and do not typically involve significant judgments by management.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
($ in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Investment securities	$ 82,128	$ -	$ 78,368	$ 3,760
Derivative asset positions	59	-	59	-
Derivative liability positions	52	-	52	-

	Carrying	Fair Value Measurements at December 31, 2009 Using
($ in thousands)	Value	Level 1	Level 2	Level 3
Investment securities	$ 87,919	$ -	$ 84,159	$ 3,760
Derivative asset positions	32	-	32	-
Derivative liability positions	20	-	20	-

Note 5 - Fair Value of Financial Instruments (continued)

Nonrecurring Fair Value Changes

Certain assets and liabilities are measured at fair value on a nonrecurring basis.  These instruments are not measured at fair value on an ongoing basis, but subject to fair value in certain circumstances, such as when there is evidence of impairment that may require write-downs.  The write-downs for the Company’s more significant assets or liabilities measured on a nonrecurring basis are based on the lower of amortized cost or estimated fair value.

Impaired loans and other real estate owned (“OREO”):  Impaired loans and OREO are evaluated and valued at the time the loan or OREO is identified as impaired, at the lower of cost or market value.  Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral for impaired loans may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  Its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals.  Impaired loans and OREO are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.  Impaired loans measured on a nonrecurring basis do not include pools of impaired loans.

Assets and liabilities with an impairment charge during the current period and measured at fair value on a nonrecurring basis are summarized below:

		Carrying Values at March 31, 2010
($ in thousands)	Total	Level 1	Level 2	Level 3	Total gain (loss)
Impaired loans	$ 2,553	$ -	$ -	$ 2,553	$ (1,604)
OREO	1,188	-	-	1,188	(422)

		Carrying Values at December 31, 2009
($ in thousands)	Total	Level 1	Level 2	Level 3	Total gain (loss)
Impaired loans	$ 14,021	$ -	$ -	$ 14,021	$ (5,613)
OREO	3,390	-	-	3,390	(841)

Fair Value Disclosures

Accounting standards require the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Company did not elect the fair value option.  The fair value represents management’s best estimates based on a range of methodologies and assumptions.

Cash and due from banks, federal funds sold, accrued interest receivable, all non-maturity deposits, short-term borrowings, other borrowings, subordinated debt and accrued interest payable have carrying amounts which approximate fair value primarily because of the short repricing opportunities of these instruments.

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

Note 5 - Fair Value of Financial Instruments (continued)

Derivative instruments: The fair value of derivative instruments, consisting of interest rate contracts, is equal to the estimated amount that the Company would receive or pay to terminate the derivative instruments at the reporting date, taking into account current interest rates and the credit-worthiness of the counterparties.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
($ in thousands)		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and federal funds sold	$ 54,890	$ 54,890	$ 27,828	$ 27,828
Interest-bearing deposits	5,259	5,259	12,707	12,707
Securities available for sale	82,128	82,128	87,919	87,919
Loans, net of allowance for loan losses	848,905	846,490	866,208	873,705
Accrued interest receivable	3,725	3,725	3,923	3,923
Derivative asset positions	59	59	32	32

Financial liabilities:
Deposits	901,792	904,048	884,569	887,969
Short-term borrowings	21,854	21,854	39,553	39,553
Other borrowings	15,456	15,456	15,988	15,988
FHLB advances – long-term	15,662	16,110	15,664	16,094
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310	10,310
Accrued interest payable	1,462	1,462	1,628	1,628
Derivative liability positions	52	52	20	20

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

Overview

For a comprehensive presentation of the Company’s financial condition at March 31, 2010 and 2009 and results of operations for the three month periods ended March 31, 2010 and 2009, the following analysis should be reviewed with other information including the Company’s December 31, 2009 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
First Quarter Financial Highlights
 ($ in thousands, except share data)
(Unaudited)

Balance Sheet Data at March 31	2010	2009	% Change
Total assets	$ 1,046,645	$ 999,900	4.7
Interest-earning assets	928,915	920,205	0.9
Loans	868,516	864,926	0.4
Other real estate owned	7,374	8,342	(12)
Deposits	901,792	842,519	7.0
Interest-bearing liabilities	870,238	830,087	4.8
Shareholders' equity	77,905	79,644	(2.2)
Loan to deposit ratio	96.31%	102.66%	(6.2)
Equity to assets	7.44%	7.97%	(6.6)
Tier 1 capital to risk-weighted assets	10.45%	10.26%	1.9
Total capital to risk-weighted assets	11.71%	11.52%	1.6
Outstanding shares	5,938	5,932	0.1
Book value per share	$ 13.12	$ 13.42	(2.2)
Tangible book value per share	$ 12.71	$ 12.98	(2.1)
Market value per share	$ 10.61	$ 7.01	51

Loan Quality Data
Nonaccruing loans	$ 35,579	$ 23,927	49
Loans past due 90 days – accruing	1,146	268	328
Net charge-offs	3,387	1,711	98
Allowance for loan losses	19,611	15,309	28
Allowance for loan losses to total loans	2.26%	1.77%	28
Nonperforming assets to total assets	4.21%	3.25%	30

Performance Data for the First Quarter
Net loss	$ (488)	$ (285)	71
Return on average assets	(0.19)%	(0.12)%	58
Return on average equity	(2.50)%	(1.43)%	75
Net interest margin	3.64%	3.36%	8.3
Efficiency ratio	60.01%	66.93%	(10)
Per share data:
Net loss – basic	$ (0.08)	$ (0.05)	60
Net loss – diluted	$ (0.08)	$ (0.05)	60
Dividends	$ 0.020	$ 0.125	(84)
Average shares (000s):
Basic	5,936	5,933	0.1
Diluted	5,936	5,933	0.1

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
Critical Accounting Estimates
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three month period ended March 31, 2010 compared with the same period in 2009.  Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company."  The Savannah Bank, N.A. is referred to as "Savannah" and Bryan Bank & Trust is referred to as “Bryan.”  Minis & Co., Inc., a registered investment advisor and wholly-owned subsidiary, is referred to as “Minis.”  The Company formed a new subsidiary, SAVB Holdings, LLC (“SAVB Holdings”), in the third quarter 2008 for the purpose of holding problem loans and other real estate.  Collectively, Savannah and Bryan are referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, Georgia and, as of March 31, 2010, had ten banking offices and twelve ATMs in Savannah, Garden City, Skidaway Island, Whitemarsh Island, Pooler, and Richmond Hill, Georgia and Hilton Head Island and Bluffton, South Carolina.  The Company also has mortgage lending offices in Savannah, Richmond Hill and Hilton Head Island and an investment management office in Savannah.  In addition, the Company has a loan production office on St. Simons Island, Georgia.

Savannah and Bryan are in the relatively diverse and growing Savannah Metropolitan Statistical Area (“Savannah MSA”).  The diversity of major employers includes manufacturing, port related transportation, construction, military, healthcare, tourism, education, warehousing and the supporting services and products for each of these major employers.  The real estate market is experiencing moderate government growth and much slower commercial and residential growth.  Coastal Georgia and South Carolina continue to be desired retiree residential destinations as well as travel destinations.  The Savannah MSA and Coastal South Carolina markets have both experienced some level of devaluation in real estate prices.

The primary risks to the Company include those disclosed in Item 1A in the Company’s Annual Report on Form 10-K for December 31, 2009.

The primary strategic objectives of the Company are growth in loans, deposits, assets under management, product lines and service quality in existing markets, and quality expansion into new markets, within acceptable risk parameters, which result in enhanced shareholder value.

Critical Accounting Estimates

Allowance for Loan Losses

The Company considers its policies regarding the allowance for loan losses to be its most critical accounting estimate due to the significant degree of management judgment involved.  The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at March 31, 2010.  The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, recent charge-off levels, known loan deteriorations and concentrations of credit.

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

No assurance can be given that the Company will not sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses by future charges or credits to earnings.  The allowance for loan losses is also subject to review by various regulatory agencies through their periodic examinations of the Subsidiary Banks.  Such examinations could result in required changes to the allowance for loan losses.  No adjustment in the allowance or significant adjustments to the Subsidiary Banks’ internally classified loans were made as a result of their most recent regulatory examinations.

The allowance for loan losses totaled $19,611,000, or 2.26 percent of total loans, at March 31, 2010.  This is compared to an allowance of $17,678,000, or 2.00 percent of total loans, at December 31, 2009.  For the three months ended March 31, 2010, the Company reported net charge-offs of $3,387,000 compared to net charge-offs of $1,711,000 for the same period in 2009.  The significantly higher level of charge-offs resulted primarily from continued weakness in the Company’s local residential real estate markets particularly in the Bluffton / Hilton Head Island, South Carolina (“Bluffton/HHI”) area.

During the first three months of 2010 and 2009, a provision for loan losses of $5,320,000 and $3,720,000, respectively, was added to the allowance for loan losses.  The higher provision for loans losses in 2010 was primarily due to real estate-related charge-offs, continued weakness in the Company’s local residential real estate markets, and level or declining real estate values.

The Company's nonperforming assets consist of loans on nonaccrual status, loans which are contractually past due 90 days or more on which interest is still being accrued, and other real estate owned.  Nonaccrual loans of $35,579,000 and loans past due 90 days or more of $1,146,000 totaled $36,725,000, or 4.23 percent of gross loans, at March 31, 2010.  Nonaccrual loans of $32,545,000 and loans past due 90 days or more of $1,570,000 totaled $34,115,000, or 3.86 percent of gross loans, at December 31, 2009.  Generally, loans are placed on nonaccrual status when the collection of the principal or interest in full becomes doubtful.  Management typically writes down loans through a charge to the allowance when it determines they are impaired.  Nonperforming assets also included $7,374,000 and $8,329,000 of other real estate owned at March 31, 2010 and December 31, 2009, respectively.  Management is aggressively pricing and marketing the other real estate owned.

At March 31, 2010 nonperforming loans consisted primarily of $17.6 million of improved real estate-secured loans and $15.2 million of land, lot and construction and development related loans.  Less than one percent of the nonperforming loans were unsecured.  The largest nonperforming relationship consists of four loans for $7.6 million to a residential developer in the Bluffton/HHI market.  The loans are secured by residential land and lots.  Approximately $1,054,000 of the allowance was allocated to this relationship as a general reserve.

During the first quarter 2010, the Company sold its largest piece of other real estate owned, which had a carrying value of $2.4 million, for a loss of $92,000.

The Company continues to devote significant internal and external resources to managing the past due and classified loans.  The Company has performed extensive internal and external loan review procedures and analyses on the loan portfolio.  The Company charges-down loans as appropriate before the foreclosure process is complete and often before they are past due.

If the allowance for loan losses had changed by five percent, the effect on our net loss would have been approximately $650,000.  If the allowance had to be increased by this amount, it would not have changed the holding company or the Subsidiary Banks’ status as well-capitalized financial institutions.

Impairment of Loans

The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is considered impaired when it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  A loan is not considered impaired during a period of delay in payment if the ultimate collection of all amounts due is expected.  The Company maintains a valuation allowance or charges-down the loan balance to the extent that the measure of value of an impaired loan is less than the recorded investment.

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

The following table provides historical information regarding the allowance for loan losses and nonperforming loans and assets for the most recent five quarters ended March 31, 2010.

	2010	2009
	First	Fourth	Third	Second	First
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses
Balance at beginning of period	$ 17,678	$ 16,880	$ 15,597	$ 15,309	$ 13,300
Provision for loan losses	5,320	2,560	3,560	3,225	3,720
Net charge-offs	(3,387)	(1,762)	(2,277)	(2,937)	(1,711)
Balance at end of period	$ 19,611	$ 17,678	$ 16,880	$ 15,597	$ 15,309

As a % of loans	2.26%	2.00%	1.95%	1.81%	1.77%
As a % of nonperforming loans	53.40%	51.77%	64.92%	56.99%	63.27%
As a % of nonperforming assets	44.47%	41.62%	46.56%	46.22%	47.05%

Net charge-offs as a % of average loans (a)	1.63%	0.83%	1.07%	1.41%	0.82%

Risk element assets
Nonaccruing loans	$ 35,579	$ 32,545	$ 25,694	$ 24,994	$ 23,927
Loans past due 90 days – accruing	1,146	1,570	307	2,374	268
Total nonperforming loans	36,725	34,115	26,001	27,368	24,195
Other real estate owned	7,374	8,329	10,252	6,377	8,342
Total nonperforming assets	$ 44,099	$ 42,444	$ 36,253	$ 33,745	$ 32,537

Loans past due 30-89 days	$ 13,740	$ 5,182	$ 8,122	$ 6,670	$ 16,906

Nonperforming loans as a % of loans	4.23%	3.86%	3.00%	3.17%	2.80%
Nonperforming assets as a % of loans
and other real estate owned	5.03%	4.76%	4.13%	3.88%	3.73%
Nonperforming assets as a % of assets	4.21%	4.04%	3.48%	3.31%	3.25%

(a) Annualized

Impaired loans, which include loans modified in troubled debt restructurings, totaled $61,751,000 and $54,054,000 at March 31, 2010 and December 31, 2009, respectively.

Results of Operations

First Quarter, 2010 Compared to the First Quarter, 2009

Net loss for the first quarter 2010 was $488,000, compared to a net loss of $285,000 in the first quarter 2009.  Net loss per diluted share was 8 cents in the first quarter 2010 compared to 5 cents per diluted share in the first quarter 2009, an increase of 60 percent.  The decline in first quarter earnings results primarily from a higher provision for loan losses and higher loss on sale of foreclosed assets.  Return on average equity was (2.50) percent, return on average assets was (0.19) percent and the efficiency ratio was 60.01 percent in the first quarter 2010.

First quarter average interest-earning assets increased 1.4 percent to $939 million in 2010 from $926 million in 2009.  First quarter net interest income was $8,429,000 in 2010 compared to $7,666,000 in 2009, a 10 percent increase.  First quarter average accruing loans were $842 million in 2010 compared to $840 million in 2009.  Shareholders' equity was $77.9 million at March 31, 2010 compared to $79.6 million at March 31, 2009.  The Company's total capital to risk-weighted assets ratio was 11.71 percent at March 31, 2010, which exceeds the 10 percent required by the regulatory agencies to maintain well-capitalized status.  First quarter net interest margin increased to 3.64 percent in 2010 from 3.36 percent in the same period in 2009.  As shown in Table 2, the increase in net interest margin was primarily due to a higher interest rate spread partially offset by higher levels of noninterest-earning assets.  On a linked quarter basis, the net interest margin increased 17 basis points compared to the fourth quarter 2009.

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

First quarter provision for loan losses was $5,320,000 for 2010, compared to $3,720,000 for the comparable period in 2009.  First quarter net charge-offs were $3,387,000 for 2010 compared to $1,711,000 in the same quarter in 2009.  Loans decreased $15 million in the first quarter 2010 and were flat in the first quarter 2009.  The higher provision for loan losses was primarily related to charge-offs and continued weakness in the Company’s local residential real estate markets.

Noninterest income increased $271,000, or 13 percent in the first quarter of 2010 versus the same period in 2009.  The increase was due to a $283,000 higher gain on the sale of securities, a $308,000 gain on life insurance proceeds included in other income and higher trust and asset management fees, partially offset by a significantly lower gain on hedges.

Noninterest expense decreased $48,000 to $6,427,000 in the first quarter 2010 compared to the same period in 2009.  First quarter 2010 noninterest expense included $311,000, or 9.3 percent, of lower salaries and employee benefits and $115,000, or 11 percent, of lower occupancy and equipment expense.  FDIC insurance premiums were $89,000 higher, or 30 percent, information technology expense increased $57,000, or 13 percent, and loss on sale and write-downs of foreclosed assets increased $364,000.

The first quarter income tax benefit was $550,000 in 2010 compared to $235,000 in 2009.  The combined effective federal and state income tax rates were 53.0 and 45.2 percent in the first quarter of 2010 and 2009, respectively.  The higher income tax rate in the first quarter 2010 was due to the impact of tax credits on lower taxable income and a tax free death benefit on bank-owned life insurance.  The Company has never recorded a valuation allowance against deferred tax assets.  All significant deferred tax assets are considered to be realizable due to expected future taxable income.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  Loans decreased $15 million the first three months of 2010.  The Company experienced normal pay downs on loans in the first quarter, however loan demand was soft particularly in the construction and development categories.  The decrease in loans and $17 million increase in deposits was used primarily to increase our cash and cash equivalents and to pay down short-term borrowings.

Average total assets increased 3.0 percent to $1.03 billion in the first three months of 2010 from $1.00 billion in the same period in 2009.  Total assets were $1.05 billion and $1.00 billion at March 31, 2010 and 2009, respectively, an increase of 5.0 percent.

The Company has classified all investment securities as available for sale.  Lower short-term interest rates resulted in an overall net unrealized gain in the investment portfolio.  The unrealized gain or loss amounts are included in shareholders’ equity as accumulated other comprehensive income (loss), net of tax.

Brokered time deposits and institutional money market accounts total $168 million at March 31, 2010 compared to $172 million at December 31, 2009.  At March 31, 2010 and December 31, 2009, brokered time deposits include $44 million and $38 million, respectively, of reciprocal deposits from the Company’s local customers that are classified as brokered because they are placed in the CDARS network for deposit insurance purposes.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2010 and December 31, 2009, including a more detailed breakdown of real estate-secured loans by collateral type and purpose.

($ in thousands)	3/31/10	% of Total	12/31/09	% of Total	% Dollar Change
Non-residential real estate
Owner-occupied	$ 136,732	16	$ 137,439	16	(0.5)
Non owner-occupied	160,633	18	159,091	18	1.0
Construction	5,796	1	5,352	1	8.3
Commercial land and lot development	47,559	5	47,080	5	1.0
Total non-residential real estate	350,720	40	348,962	40	0.5
Residential real estate
Owner-occupied – 1-4 family	92,806	11	95,741	11	(3.1)
Non owner-occupied – 1-4 family	161,548	19	158,172	18	2.1
Construction	23,591	3	27,061	3	(13)
Residential land and lot development	87,713	10	92,346	10	(5.0)
Home equity lines	56,015	6	57,527	6	(2.6)
Total residential real estate	421,673	49	430,847	48	(2.1)
Total real estate loans	772,393	89	779,809	88	(1.0)
Commercial	81,535	9	89,379	10	(8.8)
Consumer	14,835	2	14,971	2	(0.9)
Unearned fees, net	(247)	-	(273)	-	(10)
Total loans, net of unearned fees	$ 868,516	100	$ 883,886	100	(1.7)

Capital Resources

The Subsidiary Banks’ primary regulators have adopted capital requirements that specify the minimum capital level for which no prompt corrective action is required.  In addition, the FDIC has adopted FDIC insurance assessment rates based on certain “well-capitalized” risk-based and equity capital ratios.  Failure to meet minimum capital requirements can result in the initiation of certain actions by the regulators that, if undertaken, could have a material effect on the Company’s and the Subsidiary Banks’ financial statements.  As of March 31, 2010, the Company and the Subsidiary Banks were categorized as well-capitalized under the regulatory framework for prompt corrective action in the most recent notification from the FDIC.

Total tangible equity capital for the Company was $75.4 million, or 7.21 percent of total assets at March 31, 2010.  The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

					Well-
($ in thousands)	Company	Savannah	Bryan	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 84,895	$ 59,850	$ 21,685	-	-
Total capital	95,171	67,255	24,297	-	-

Leverage Ratios
Tier 1 capital to average assets	8.22%	7.93%	8.46%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk-weighted assets	10.45%	10.20%	10.48%	4.00%	6.00%
Total capital to risk-weighted assets	11.71%	11.46%	11.74%	8.00%	10.00%

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

During the first three months of 2010, portfolio loans decreased $15 million to $869 million while deposits increased $17 million to $902 million.  The Company had significant growth in local money market accounts and noninterest-bearing accounts in 2010 partially offset by a decrease in interest-bearing demand accounts. The loan to deposit ratio was 96 percent at March 31, 2010.  In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the FHLB, temporary federal funds purchased lines with correspondent banks and non-local institutional and brokered deposits.  Contingency funding and liquidity sources include the ability to sell loans, or participations in certain loans, to investors and borrowings from the Federal Reserve Bank (“FRB”) discount window.

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB.  Under these agreements, the Subsidiary Banks have pledged certain 1-4 family first mortgage loans, commercial real estate loans, home equity lines of credit and second mortgage residential loans.  The Subsidiary Banks’ individual borrowing limits range from 20 to 25 percent of assets.  In aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $118 million with the FHLB of which $20 million was advanced at March 31, 2010.  These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks.  The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide up to $15 million of funding needs for 30-60 days.  The Subsidiary Banks have been approved to access the FRB discount window to borrow on a secured basis at 50 basis points over the Federal Funds Target Rate.  The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested.  The Subsidiary Banks were approved by the FRB under the borrower-in-custody of collateral (“BIC”) arrangement.  This temporary liquidity arrangement allows collateral to be maintained at the Subsidiary Banks rather than being delivered to the FRB or a third-party custodian.  At March 31, 2010, the Company had secured borrowing capacity of $97 million with the FRB and no amount outstanding.

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

The Company’s cash flow, maturity and repricing gap at March 31, 2010 was $41 million at one year, or 4.4 percent of total interest-earning assets.  At December 31, 2009 the gap at one year was $53 million, or 5.5 percent of total interest-earning assets.  Interest-earning assets with maturities over five years totaled approximately $50 million, or 5.4 percent of total interest-earning assets.  See Table 1 for cash flow, maturity and repricing gap.  The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income.  However, interest-earning assets with maturities and/or repricing dates over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

The Company is asset-sensitive within one year.  The net interest margin and net interest income increased in the first three months of 2010 compared to the same period in 2009 due primarily to a higher interest rate spread partially offset by higher levels of nonaccrual loans and other noninterest-earning assets.  Our time deposits continue to reprice lower.  On a linked quarter basis, the first quarter 2010 net interest margin increased 17 basis points to 3.64 percent from 3.47 percent in the fourth quarter 2009.

The Company has implemented various strategies to reduce its asset-sensitive position, primarily through the increased use of fixed rate loans, interest rate floors on variable rate loans, short maturity funding sources and hedging strategies such as interest rate floors, collars and swaps.  These actions have reduced the Company’s exposure to falling interest rates.  The amounts in other comprehensive income related to terminated derivative transactions will be reclassified into earnings over the remaining lives of the original hedged transactions.

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

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Table 1 – Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of March 31, 2010:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	years	years	years	Total
Interest-earning assets
Investment securities	$ -	$ 6,425	$ 12,049	$ 28,417	$ 11,142	$ 23,481	$ 81,514
Federal funds sold	9,205	-	-	-	-	-	9,205
Interest-bearing deposits	4,280	247	255	255	222	-	5,259
Loans - fixed rates	-	108,105	142,842	165,665	46,355	26,311	489,278
Loans - variable rates	-	331,414	5,576	5,233	729	707	343,659
Total interest-earnings assets	13,485	446,191	160,722	199,570	58,448	50,499	928,915
Interest-bearing liabilities
NOW and savings	-	6,945	13,891	34,727	41,673	41,673	138,909
Money market accounts	-	96,282	67,369	38,497	57,745	-	259,893
Time deposits	-	115,308	240,968	31,583	20,167	128	408,154
Short-term borrowings	21,854	-	-	-	-	-	21,854
Other borrowings	-	1,545	4,637	9,274	-	-	15,456
FHLB advances – long-term	-	-	5	2,011	3,511	10,135	15,662
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	21,854	230,390	326,870	116,092	123,096	51,936	870,238
Gap-Excess assets (liabilities)	(8,369)	215,801	(166,148)	83,478	(64,648)	(1,437)	58,677
Gap-Cumulative	$ (8,369)	$ 207,432	$ 41,284	$ 124,762	$ 60,114	$ 58,677	$ 58,677
Cumulative sensitivity ratio *	0.62	1.82	1.07	1.18	1.07	1.07	1.07

        *   Cumulative interest-earning assets / cumulative interest-bearing liabilities

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Table 2 – Average Balance Sheet and Rate/Volume Analysis –First Quarter, 2010 and 2009

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the first quarter of 2010 and 2009.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
3/31/10	3/31/09	3/31/10	3/31/09		3/31/10	3/31/09	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 4,689	$ 3,817	0.69	1.38	Interest-bearing deposits	$ 8	$ 13	$ (5)	$ (6)	$ 1
77,664	76,748	2.57	4.70	Investments - taxable	492	890	(398)	(403)	5
7,831	1,573	3.99	5.41	Investments - non-taxable	77	21	56	(6)	62
6,990	3,602	0.35	0.23	Federal funds sold	6	2	4	1	3
841,631	839,791	5.60	5.63	Loans (c)	11,618	11,648	(30)	(62)	32
938,805	925,531	5.27	5.51	Total interest-earning assets	12,201	12,574	(373)	(548)	175
93,649	77,537			Noninterest-earning assets
$1,032,454	$1,003,068			Total assets

				Liabilities and equity
				Deposits
$ 122,818	$123,346	0.39	0.53	NOW accounts	119	160	(41)	(43)	2
17,465	15,067	0.46	0.73	Savings accounts	20	27	(7)	(10)	3
172,815	107,227	1.59	1.79	Money market accounts	679	473	206	(53)	259
67,637	98,091	0.94	1.80	MMA - institutional	156	436	(280)	(208)	(72)
161,824	144,346	2.69	3.77	CDs, $100M or more	1,075	1,342	(267)	(384)	117
106,262	122,728	1.10	2.65	CDs, broker	287	803	(516)	(469)	(47)
149,821	140,807	2.54	3.57	Other time deposits	939	1,240	(301)	(358)	57
798,642	751,612	1.66	2.42	Total interest-bearing deposits	3,275	4,481	(1,206)	(1,409)	203
43,266	62,134	3.10	1.66	Short-term/other borrowings	331	255	76	221	(145)
15,663	10,545	2.20	2.12	FHLB advances - long-term	85	55	30	2	28
10,310	10,310	2.87	4.29	Subordinated debt	73	109	(36)	(36)	-
				Total interest-bearing
867,881	834,601	1.76	2.38	liabilities	3,764	4,900	(1,136)	(1,276)	140
79,323	81,126			Noninterest-bearing deposits
6,234	6,468			Other liabilities
79,016	80,873			Shareholders' equity
$1,032,454	$1,003,068			Liabilities and equity
		3.51	3.13	Interest rate spread
		3.64	3.36	Net interest margin
				Net interest income	$ 8,437	$ 7,674	$ 763	$ 728	$ 35
$ 70,924	$ 90,930			Net earning assets
$ 877,965	$832,738			Average deposits
		1.51	2.18	Average cost of deposits
96%	101%			Average loan to deposit ratio

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $8 and $8 in the first quarter 2010 and 2009, respectively.
(c) Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

 Table 3 – Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers.  At March 31, 2010, the Company had unfunded commitments to extend credit of $86 million and outstanding standby letters of credit of $2 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances – long-term	$ 15,662	$ -	$ 5,500	$ -	$ 10,162
Subordinated debt	10,310	-	-	-	10,310
Operating leases – buildings	5,936	660	1,548	1,715	2,013
Information technology contracts	2,391	1,231	1,160	-	-
Total	$ 34,299	$ 1,891	$ 8,208	$ 1,715	$ 22,485

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See “Liquidity and Interest Rate Sensitivity Management” on pages 19-21 in the MD&A section for quantitative and qualitative disclosures about market risk.

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

The Savannah Bancorp, Inc. (Registrant)

Date: 5/11/10	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 5/11/10	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)