Form 10-Q
period 2010-06-30
SAVANNAH BANCORP INC
filed 2010-08-16
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,200,810 common shares, $1.00 par value, at July 30, 2010.

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
June 30, 2010

Page

Cover Page	1

Form 10-Q Index	2

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2010 and 2009 and December 31, 2009	3

Consolidated Statements of Operations
for the Three Months and Six Months Ended June 30, 2010 and 2009	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Six Months Ended June 30, 2010 and 2009	5

Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2010 and 2009	6

Condensed Notes to Consolidated Financial Statements	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	13-26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

Part II – Other Information
Item 6. Exhibits	26
Signatures	27

Part I – Financial Information
Item 1.  Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	June 30,	December 31,	June 30,
	2010	2009	2009
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 19,606	$ 19,253	$ 22,650
Federal funds sold	8,286	8,575	11,550
Interest-bearing deposits in banks	203,611	12,707	6,209
Cash and cash equivalents	231,503	40,535	40,409
Securities available for sale, at fair value (amortized
cost of $116,115, $86,596 and $81,863)	117,695	87,919	83,825
Loans, net of allowance for loan losses of $18,775,
$17,678 and $15,597	830,077	866,208	846,645
Premises and equipment, net	15,480	15,574	16,408
Other real estate owned	7,793	8,329	6,377
Bank-owned life insurance	6,206	6,434	6,326
Goodwill and other intangible assets, net	2,542	2,498	2,570
Other assets	23,521	23,011	16,997
Total assets	$ 1,234,817	$ 1,050,508	$ 1,019,557

Liabilities
Deposits:
Noninterest-bearing	$ 89,793	$ 82,557	$ 78,961
Interest-bearing demand	121,834	143,559	121,919
Savings	18,810	16,893	16,421
Money market	257,961	228,124	219,990
Time deposits	582,047	413,436	409,746
Total deposits	1,070,445	884,569	847,037
Short-term borrowings	19,295	39,553	49,604
Other borrowings	13,257	15,988	12,385
Federal Home Loan Bank advances – long-term	25,661	15,664	15,666
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	6,255	5,398	5,575
Total liabilities	1,145,223	971,482	940,577

Shareholders' equity
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Common stock, par value $1 per share: shares
authorized 20,000,000; issued 7,201,346, 5,933,789
and 5,933,789	7,201	5,934	5,934
Additional paid-in capital	48,644	38,605	38,567
Retained earnings	32,715	33,383	32,512
Treasury stock, at cost, 536, 1,443 and 1,443 shares	(1)	(4)	(4)
Accumulated other comprehensive income, net	1,035	1,108	1,971
Total shareholders' equity	89,594	79,026	78,980
Total liabilities and shareholders' equity	$ 1,234,817	$ 1,050,508	$ 1,019,557

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$ 11,298	$ 11,856	$ 22,916	$ 23,502
Investment securities:
Taxable	463	862	941	1,743
Tax-exempt	79	24	151	41
Dividends	10	8	21	15
Deposits with banks	24	12	30	25
Federal funds sold	3	2	11	4
Total interest and dividend income	11,877	12,764	24,070	25,330
Interest expense
Deposits	3,118	4,264	6,393	8,745
Short-term and other borrowings	316	242	647	497
Federal Home Loan Bank advances	91	78	176	133
Subordinated debt	76	96	149	205
Total interest expense	3,601	4,680	7,365	9,580
Net interest income	8,276	8,084	16,705	15,750
Provision for loan losses	3,745	3,225	9,065	6,945
Net interest income after
provision for loan losses	4,531	4,859	7,640	8,805
Noninterest income
Trust and asset management fees	678	571	1,311	1,158
Service charges on deposit accounts	460	432	915	899
Mortgage related income, net	103	159	192	251
Gain on sale of securities	141	190	608	374
Gain (loss) on hedges	(11)	245	(11)	641
Other operating income	355	309	991	592
Total noninterest income	1,726	1,906	4,006	3,915
Noninterest expense
Salaries and employee benefits	3,053	2,998	6,093	6,349
Occupancy and equipment	909	452	1,802	1,460
Information technology	519	451	1,014	889
FDIC deposit insurance	410	816	798	1,114
Loss on sale and write-downs of foreclosed assets	331	885	859	1,049
Other operating expense	1,317	1,137	2,400	2,353
Total noninterest expense	6,539	6,739	12,966	13,214
Income (loss) before income taxes	(282)	26	(1,320)	(494)
Income tax (benefit) expense	(220)	(80)	(770)	(315)
Net income (loss)	$ (62)	$ 106	$ (550)	$ (179)
Net income (loss) per share:
Basic	$ (0.01)	$ 0.02	$ (0.09)	$ (0.03)
Diluted	$ (0.01)	$ 0.02	$ (0.09)	$ (0.03)
Dividends per share	$ 0.00	$ 0.02	$ 0.02	$ 0.145

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
 ($ in thousands, except share data)
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Common shares issued
Shares, beginning of period	5,933,789	5,933,789
Common stock issued	1,267,557	-
Shares, end of period	7,201,346	5,933,789
Treasury shares owned
Shares, beginning of period	1,443	318
Treasury stock issued	(943)	-
Unredeemed common stock	36	-
Unvested restricted stock	-	1,125
Shares, end of period	536	1,443
Common stock
Balance, beginning of period	$ 5,934	$ 5,934
Common stock issued	1,267	-
Balance, end of period	7,201	5,934
Additional paid-in capital
Balance, beginning of period	38,605	38,516
Common stock issued, net of issuance costs	10,006	-
Stock-based compensation, net	33	51
Balance, end of period	48,644	38,567
Retained earnings
Balance, beginning of period	33,383	33,552
Net loss	(550)	(179)
Dividends	(118)	(861)
Balance, end of period	32,715	32,512
Treasury stock
Balance, beginning of period	(4)	(4)
Treasury stock issued	3	-
Balance, end of period	(1)	(4)
Accumulated other comprehensive income, net
Balance, beginning of period	1,108	2,934
Change in unrealized gains/losses on securities
available for sale, net of reclassification adjustment	159	(85)
Change in fair value and gains on termination of derivative
instruments, net of tax	(232)	(878)
Balance, end of period	1,035	1,971
Total shareholders' equity	$ 89,594	$ 78,980

Other comprehensive loss
Net loss	$ (550)	$ (179)
Change in unrealized gains/losses on securities
available for sale, net of reclassification adjustment	159	(85)
Change in fair value and gains on termination of derivative
instruments, net of tax	(232)	(878)
Other comprehensive loss	$ (623)	$ (1,142)
The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 ($ in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$ (550)	$ (179)
Adjustments to reconcile net loss to cash
provided by operating activities:
Provision for loan losses	9,065	6,945
Proceeds from sale of loans originated for sale	-	233
Net amortization of securities	718	41
Depreciation and amortization	683	733
Accretion of gain on termination of derivatives	(351)	(1,290)
Proceeds from termination of derivatives	-	1,299
Non cash stock-based compensation expense	53	81
Increase in deferred income taxes, net	(173)	(925)
Gain on sale of loans and securities, net	(608)	(374)
Loss on sale and write-down of foreclosed assets	859	1,049
Equity in net income of nonconsolidated subsidiary	-	(43)
Increase in CSV of bank-owned life insurance policies	(80)	(110)
Change in other assets and other liabilities, net	116	277
Net cash provided by operating activities	9,732	7,737
Investing activities
Activity in available for sale securities
Purchases	(35,799)	(25,137)
Sales	24,435	8,175
Maturities, calls and paydowns	7,567	14,879
Loan originations and principal collections, net	21,062	(3,893)
Proceeds from sale of foreclosed assets	5,814	2,649
Additions to premises and equipment	(517)	(5,962)
Net cash received from FDIC-assisted transaction	190,253	-
Proceeds from life insurance	308	-
Net cash provided by (used in) investing activities	213,123	(9,289)
Financing activities
Net decrease in noninterest-bearing deposits	(1,095)	(3,762)
Net increase (decrease) in interest-bearing deposits	(13,884)	18,784
Net decrease in short-term borrowings	(25,258)	(5,564)
Net decrease in other borrowings	(2,731)	(234)
Net increase (decrease) in FHLB advances – long-term	(3)	5,497
Payment on note payable	(74)	-
Dividends paid	(118)	(861)
Issuance of common stock, net of issuance costs	11,273	-
Issuance of treasury stock	3	-
Net cash provided by (used in) financing activities	(31,887)	13,860
Increase in cash and cash equivalents	190,968	12,308
Cash and cash equivalents, beginning of period	40,535	28,101
Cash and cash equivalents, end of period	$ 231,503	$ 40,409

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2009.  Certain prior period balances and formats have been reclassified to conform to the current period presentation.

Note 2 - Acquisitions

On June 25, 2010, The Savannah Bank, N.A. (“Savannah”) entered into an agreement with the FDIC to purchase substantially all deposits and certain liabilities and assets of First National Bank, Savannah (“First National”).  First National operated four branches in Savannah, Georgia and the surrounding area.  Savannah acquired approximately $42 million in assets and assumed $216 million in liabilities, including $201 million in customer deposits. The assets primarily include cash and due from accounts and investment securities. Savannah acquired the local, non-brokered deposits of approximately $105 million at a premium of 0.11 percent, or approximately $116,000.  In connection with closing, Savannah received a cash payment from the FDIC totaling $174 million, based on the differential between liabilities assumed and assets acquired, taking into account the deposit premium.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

($ in thousands)	June 25, 2010
Assets acquired
Cash and due from banks	$ 7,330
Interest-bearing deposits in banks	8,851
Securities available for sale	25,937
Loans	131
Premises and equipment	11
Deposit premium intangible	116
Other assets	128
Total assets acquired	42,504
Liabilities assumed
Deposits	200,843
Federal Home Loan Bank advances	15,000
Due to the FDIC	266
Accrued interest and other liabilities	432
Total liabilities assumed	216,541
Net liabilities assumed	$ (174,037)

The only loans assumed by Savannah were deposit-secured loans which are not subject to FDIC loss-share.  In its assumption of the deposit liabilities, the Company believes that the customer relationships associated with the local deposits have intangible value.  The Company determined that the recorded amount of the deposit premium paid to the FDIC approximates fair value primarily due to the fact that the Company can re-price all customer deposits to current market rates.

Note 3 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

Savannah and Bryan Bank & Trust (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances.  Cash reserves of $336,000, $339,000 and $224,000 are required as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively.  The Company pledges interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities sold under repurchase agreements.  Pledged cash balances are $1,500,000, $11,500,000 and $1,500,000 at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

Note 4 - Earnings (Loss) Per Share

Basic earnings (loss) per share represent net income (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  For the six months ended June 30, 2010 and 2009, the Company excluded approximately 9,000 and 3,000 shares from the calculation of diluted earnings (loss) per share due to their anti-dilutive effect.  For the three months ended June 30, 2010, the Company excluded 12,000 shares from the diluted share calculation.  Earnings (loss) per common share have been computed based on the following:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2010	2009	2010	2009
Average number of common shares outstanding - basic	6,146	5,932	6,042	5,933
Effect of dilutive options	-	4	-	-
Average number of common shares outstanding - diluted	6,146	5,936	6,042	5,933

Note 5 - Securities Available for Sale

The aggregate amortized cost and fair value of securities available for sale are as follows:

	June 30,2010
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises (“GSE”)	$ 8,451	$ -	$ -	$ 8,451
Mortgage-backed securities - GSE	95,216	1,554	(70)	96,700
State and municipal securities	8,571	98	(2)	8,667
Restricted equity securities	3,877	-	-	3,877
Total investment securities	$ 116,115	$ 1,652	$ (72)	$ 117,695

	December 31, 2009
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises	$ 1,727	$ 136	$ -	$ 1,863
Mortgage-backed securities - GSE	73,203	1,205	(120)	74,288
State and municipal securities	7,906	108	(6)	8,008
Restricted equity securities	3,760	-	-	3,760
Total investment securities	$ 86,596	$ 1,449	$ (126)	$ 87,919

Note 5 - Securities Available for Sale (continued)

At June 30, 2010, management performed its quarterly analysis of all securities with an unrealized loss and concluded no material individual securities were other-than-temporarily impaired.

The distribution of securities by contractual maturity at June 30, 2010 is shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$ 101	$ 104
Due after one year through five years	1,081	1,113
Due after five years through ten years	1,265	1,301
Due after ten years	14,575	14,600
Mortgage-backed securities - GSE	95,216	96,700
Restricted equity securities	3,877	3,877
Total investment securities	$ 116,115	$ 117,695

The restricted equity securities consist solely of FHLB and Federal Reserve Bank of Atlanta stock.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature.

Note 6 - Fair Value of Financial Instruments

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
($ in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Investment securities	$ 117,695	$ -	$ 113,818	$ 3,877
Derivative asset positions	168	-	168	-
Derivative liability positions	181	-	181	-

	Carrying	Fair Value Measurements at December 31, 2009 Using
($ in thousands)	Value	Level 1	Level 2	Level 3
Investment securities	$ 87,919	$ -	$ 84,159	$ 3,760
Derivative asset positions	32	-	32	-
Derivative liability positions	20	-	20	-

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

Note 6 - Fair Value of Financial Instruments (continued)

Assets and liabilities with an impairment charge during the current period and measured at fair value on a nonrecurring basis are summarized below:

		Carrying Values at June 30, 2010
($ in thousands)	Total	Level 1	Level 2	Level 3	Total gain (loss)
Impaired loans	$ 10,358	$ -	$ -	$ 10,358	$ (4,947)
OREO	1,252	-	-	1,252	(423)

		Carrying Values at December 31, 2009
($ in thousands)	Total	Level 1	Level 2	Level 3	Total gain (loss)
Impaired loans	$ 14,021	$ -	$ -	$ 14,021	$ (5,613)
OREO	3,390	-	-	3,390	(841)

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

Note 6 - Fair Value of Financial Instruments (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
($ in thousands)		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and federal funds sold	$ 27,892	$ 27,892	$ 27,828	$ 27,828
Interest-bearing deposits	203,611	203,611	12,707	12,707
Securities available for sale	117,695	117,695	87,919	87,919
Loans, net of allowance for loan losses	830,077	830,730	866,208	873,705
Accrued interest receivable	3,598	3,598	3,923	3,923
Derivative asset positions	168	168	32	32

Financial liabilities:
Deposits	1,070,445	1,076,072	884,569	887,969
Short-term borrowings	19,295	19,295	39,553	39,553
Other borrowings	13,257	13,257	15,988	15,988
FHLB advances – long-term	25,661	26,299	15,664	16,094
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310	10,310
Accrued interest payable	1,791	1,791	1,628	1,628
Derivative liability positions	181	181	20	20

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

Overview

For a comprehensive presentation of the Company’s financial condition at June 30, 2010 and 2009 and results of operations for the three and six month periods ended June 30, 2010 and 2009, the following analysis should be reviewed with other information including the Company’s December 31, 2009 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
Second Quarter Financial Highlights
 ($ in thousands, except share data)
(Unaudited)

Balance Sheet Data at June 30	2010	2009	% Change
Total assets	$ 1,234,817	$ 1,019,557	21
Interest-earning assets	1,137,863	936,927	21
Loans	848,852	862,242	(1.6)
Other real estate owned	7,793	6,377	22
Deposits	1,070,445	847,037	26
Interest-bearing liabilities	1,049,175	856,041	23
Shareholders' equity	89,594	78,980	13
Loan to deposit ratio	79.30%	101.80%	(22)
Equity to assets	7.26%	7.75%	(6.3)
Tier 1 capital to risk-weighted assets	12.10%	10.30%	17
Total capital to risk-weighted assets	13.36%	11.55%	16
Outstanding shares	7,201	5,932	21
Book value per share	$ 12.44	$ 13.31	(6.5)
Tangible book value per share	$ 12.09	$ 12.88	(6.1)
Market value per share	$ 9.76	$ 6.65	47
Loan Quality Data
Nonaccruing loans	$ 39,001	$ 24,994	56
Loans past due 90 days – accruing	2,184	2,374	(8.0)
Net charge-offs	7,968	4,648	71
Allowance for loan losses	18,775	15,597	20
Allowance for loan losses to total loans	2.21%	1.81%	22
Nonperforming assets to total assets	3.97%	3.31%	20
Performance Data for the Second Quarter
Net (loss) income	$ (62)	$ 106	(158)
Return on average assets	(0.02)%	0.04%	(150)
Return on average equity	(0.31)%	0.53%	(158)
Net interest margin	3.54%	3.52%	0.6
Efficiency ratio	65.38%	67.46%	(3.1)
Per share data:
Net (loss) income – basic	$ (0.01)	$ 0.02	(150)
Net (loss) income – diluted	$ (0.01)	$ 0.02	(150)
Dividends	$ 0.00	$ 0.02	NM
Average shares (000s):
Basic	6,146	5,932	3.6
Diluted	6,146	5,936	3.5
Performance Data for the First Six Months
Net loss	$ (550)	$ (179)	207
Return on average assets	(0.05)%	(0.04)%	25
Return on average equity	(0.69)%	(0.45)%	(53)
Net interest margin	3.59%	3.44%	4.4
Efficiency ratio	62.60%	67.20%	(6.8)
Per share data:
Net loss – basic	$ (0.09)	$ (0.03)	200
Net loss – diluted	$ (0.09)	$ (0.03)	200
Dividends	$ 0.02	$ 0.145	(86)
Average shares (000s):
Basic	6,042	5,933	1.8
Diluted	6,042	5,933	1.8

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
Critical Accounting Estimates
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three and six month periods ended June 30, 2010 compared with the same periods in 2009.  Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company."  The Savannah Bank, N.A. is referred to as "Savannah" and Bryan Bank & Trust is referred to as “Bryan.”  Minis & Co., Inc., a registered investment advisor and wholly-owned subsidiary, is referred to as “Minis.”  The Company formed a new subsidiary, SAVB Holdings, LLC (“SAVB Holdings”), in the third quarter 2008 for the purpose of holding problem loans and other real estate.  Collectively, Savannah and Bryan are referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, Georgia and, as of June 30, 2010, had fourteen banking offices and sixteen ATMs in Savannah, Garden City, Skidaway Island, Whitemarsh Island, Tybee Island, Pooler, and Richmond Hill, Georgia and Hilton Head Island and Bluffton, South Carolina.  The Company also has mortgage lending offices in Savannah, Richmond Hill and Hilton Head Island and an investment management office in Savannah.  In addition, the Company has a loan production office on St. Simons Island, Georgia.

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

The primary risks to the Company include those disclosed in Item 1A in the Company’s Annual Report on Form 10-K for December 31, 2009 and in the Prospectus Supplement filed June 10, 2010.

The primary strategic objectives of the Company are growth in loans, deposits, assets under management, product lines and service quality in existing markets, and quality expansion into new markets, within acceptable risk parameters, which result in enhanced shareholder value.

Critical Accounting Estimates

Allowance for Loan Losses

The Company considers its policies regarding the allowance for loan losses to be its most critical accounting estimate due to the significant degree of management judgment involved.  The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at June 30, 2010.  The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, recent charge-off levels, known loan deteriorations and concentrations of credit.  Other factors affecting the allowance include market interest rates, loan sizes, portfolio maturity and composition, collateral values and general economic conditions.  Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the amount of the allowance.

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

The allowance for loan losses totaled $18,775,000, or 2.21 percent of total loans, at June 30, 2010.  This is compared to an allowance of $17,678,000, or 2.00 percent of total loans, at December 31, 2009.  For the six months ended June 30, 2010, the Company reported net charge-offs of $7,968,000 compared to net charge-offs of $4,648,000 for the same period in 2009.  The significantly higher level of charge-offs resulted primarily from continued weakness in the Company’s local residential real estate markets.  In the second quarter 2010, the Company charged off $1.5 million on two loans to a developer in Effingham County.  The loans are secured primarily by completed lots.

During the first six months of 2010 and 2009, a provision for loan losses of $9,065,000 and $6,945,000, respectively, was added to the allowance for loan losses.  The higher provision for loans losses in 2010 was primarily due to real estate-related charge-offs, continued weakness in the Company’s local residential real estate markets, and level or declining real estate values.

The Company's nonperforming assets consist of loans on nonaccrual status, loans which are contractually past due 90 days or more on which interest is still being accrued, and other real estate owned.  Nonaccrual loans of $39,001,000 and loans past due 90 days or more of $2,184,000 totaled $41,185,000, or 4.85 percent of gross loans, at June 30, 2010.  Nonaccrual loans of $32,545,000 and loans past due 90 days or more of $1,570,000 totaled $34,115,000, or 3.86 percent of gross loans, at December 31, 2009.  Generally, loans are placed on nonaccrual status when the collection of the principal or interest in full becomes doubtful.  Management typically writes down loans through a charge to the allowance when it determines they are impaired.  Nonperforming assets also included $7,793,000 and $8,329,000 of other real estate owned at June 30, 2010 and December 31, 2009, respectively.  Management is aggressively pricing and marketing the other real estate owned.

At June 30, 2010 nonperforming loans consisted primarily of $20.8 million of land, lot and construction and development related loans and $16.7 million of improved real estate-secured loans.  Less than one percent of the nonperforming loans were unsecured.  The largest nonperforming relationship consists of four loans for $7.6 million to a residential developer in the Bluffton/Hilton Head Island, South Carolina market.  The loans are secured by residential land and lots.  Approximately $1,012,000 of the allowance was allocated to this relationship as a general reserve.  The next largest nonperforming relationship consists of five loans for $3.5 million to a residential developer in the Effingham County, Georgia market.  The loans are secured by residential land and lots and completed 1-4 family properties.  The Company charged-off $1,500,000 on this relationship and still has approximately $707,000 of the allowance allocated as a specific reserve.

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

If the allowance for loan losses had changed by five percent, the effect on our net loss would have been approximately $620,000.  If the allowance had to be increased by this amount, it would not have changed the holding company or the Subsidiary Banks’ status as well-capitalized financial institutions.

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

The following table provides historical information regarding the allowance for loan losses and nonperforming loans and assets for the most recent five quarters ended June 30, 2010.

	2010		2009
	Second	First	Fourth	Third	Second
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses
Balance at beginning of period	$ 19,611	$ 17,678	$ 16,880	$ 15,597	$ 15,309
Provision for loan losses	3,745	5,320	2,560	3,560	3,225
Net charge-offs	(4,581)	(3,387)	(1,762)	(2,277)	(2,937)
Balance at end of period	$ 18,775	$ 19,611	$ 17,678	$ 16,880	$ 15,597

As a % of loans	2.21%	2.26%	2.00%	1.95%	1.81%
As a % of nonperforming loans	45.59%	53.40%	51.77%	64.92%	56.99%
As a % of nonperforming assets	38.33%	44.47%	41.62%	46.56%	46.22%

Net charge-offs as a % of average loans (a)	2.26%	1.63%	0.83%	1.07%	1.41%

Risk element assets
Nonaccruing loans	$ 39,001	$ 35,579	$ 32,545	$ 25,694	$ 24,994
Loans past due 90 days – accruing	2,184	1,146	1,570	307	2,374
Total nonperforming loans	41,185	36,725	34,115	26,001	27,368
Other real estate owned	7,793	7,374	8,329	10,252	6,377
Total nonperforming assets	$ 48,978	$ 44,099	$ 42,444	$ 36,253	$ 33,745

Loans past due 30-89 days	$ 10,259	$ 13,740	$ 5,182	$ 8,122	$ 6,670

Nonperforming loans as a % of loans	4.85%	4.23%	3.86%	3.00%	3.17%
Nonperforming assets as a % of loans
and other real estate owned	5.72%	5.03%	4.76%	4.13%	3.88%
Nonperforming assets as a % of assets	3.97%	4.21%	4.04%	3.48%	3.31%

(a) Annualized

Impaired loans, which include loans modified in troubled debt restructurings, totaled $57,770,000 and $54,054,000 at June 30, 2010 and December 31, 2009, respectively.

Results of Operations

Second Quarter, 2010 Compared to the Second Quarter, 2009

Net loss for the second quarter 2010 was $62,000, compared to net income of $106,000 in the second quarter 2009.  Net loss per diluted share was 1 cent in the second quarter 2010 compared to net income of 2 cents per diluted share in the second quarter 2009.  The decline in second quarter earnings results primarily from a higher provision for loan losses partially offset by a lower loss on sale of foreclosed assets.  Return on average equity was (0.31) percent, return on average assets was (0.02) percent and the efficiency ratio was 65.38 percent in the second quarter 2010.

On June 25, 2010, Savannah entered into an agreement with the FDIC to purchase substantially all deposits and certain liabilities and assets of First National Bank, Savannah (“First National”).  Savannah acquired approximately $42 million in assets and assumed $216 million in liabilities, including $201 million in customer deposits.  In connection with closing, Savannah received a cash payment from the FDIC totaling $174 million, based on the differential between liabilities assumed and assets acquired.  Also in the second quarter 2010, the Company completed a common stock offering to the public for net proceeds of $11.2 million.  The proceeds were used in part to facilitate the purchase of First National and to fund the final earn-out payment for Minis.

Second quarter average interest-earning assets increased 1.8 percent to $939 million in 2010 from $922 million in 2009.  Second quarter net interest income was $8,276,000 in 2010 compared to $8,084,000 in 2009, a 2.4 percent increase.  Second quarter average accruing loans were $813 million in 2010 compared to $836 million in 2009, a 2.8 percent decrease.  Average deposits were $896 million in 2010 versus $849 million in 2009, an increase of 5.5 percent.  Shareholders' equity was $89.6 million at June 30, 2010 compared to $79.0 million at June 30, 2009.  The Company's total capital to risk-weighted assets ratio was 13.36 percent at June 30, 2010, which exceeds the 10 percent required by the regulatory agencies to maintain well-capitalized status.  Second quarter net interest margin increased to 3.54 percent in 2010 from 3.52 percent in the same period in 2009.  As shown in Table 2, the increase in net interest margin was primarily due to a higher interest rate spread partially offset by higher levels of noninterest-earning assets.  On a linked quarter basis, the net interest margin decreased 10 basis points compared to the first quarter 2010.

As shown in Table 1, the Company’s balance sheet continues to be asset-sensitive since the interest-earning assets re-price faster than interest-bearing liabilities.  Rising interest rates favorably impact the net interest margin of an asset-sensitive balance sheet and falling rates adversely impact the net interest margin.  However, when the prime rate stops decreasing, the interest rates on time deposits, certain non-maturity deposits and other funding sources will continue to decline due to the re-pricing lag associated with those liabilities.  In addition, the Company has instituted interest rate floors on many variable rate loans such that the loans will not re-price in a rising rate environment until the floating rate exceeds the floor.

Second quarter provision for loan losses was $3,745,000 for 2010, compared to $3,225,000 for the comparable period in 2009.  Second quarter net charge-offs were $4,581,000 for 2010 compared to $2,937,000 in the same quarter in 2009.  Loans decreased $20 million in the second quarter 2010 and were down $3 million in the second quarter 2009.  The higher provision for loan losses was primarily related to charge-offs and continued weakness in the Company’s local residential real estate markets.

Noninterest income decreased $180,000, or 9.4 percent, to $1,726,000 in the second quarter of 2010 versus the same period in 2009.  The decrease was due to a $256,000 lower gain on hedges partially offset by $107,000 higher trust and asset management fees.

Noninterest expense decreased $200,000, or 3.0 percent, to $6,539,000 in the second quarter 2010 compared to the same period in 2009.  Second quarter 2010 noninterest expense included $457,000, or 101 percent, of higher occupancy and equipment expense.  In the second quarter 2009, the Company purchased its previously leased branch on Hilton Head Island and reversed approximately $527,000 in accrued rent expense.  FDIC insurance premiums decreased $406,000, or 50 percent, and loss on sale and write-downs of foreclosed assets decreased $554,000.  The second quarter 2009 included a $465,000 special assessment applicable to all FDIC-insured depository institutions.

The second quarter income tax benefit was $220,000 in 2010 compared to $80,000 in 2009.  The income tax benefit in the second quarter 2010 was due in part to the impact of tax credits on lower taxable income.  The Company has never recorded a valuation allowance against deferred tax assets.  All significant deferred tax assets are considered to be realizable due to expected future taxable income.

First Six Months, 2010 Compared to the First Six Months, 2009

Net loss in the first six months 2010 was $550,000, versus $179,000 in the first six months 2009.  Net loss per share was 9 cents in the first six months 2010 compared to 3 cents per share in the same period in 2009.  The decline in earnings results primarily from a higher provision for loan losses.  Return on average equity was (0.69) percent, return on average assets was (0.05) percent and the efficiency ratio was 62.60 percent in the first six months 2010.

Average interest-earning assets for the first six months increased 1.7 percent to $940 million in 2010 from $924 million in 2009.  First six months net interest income was $16,705,000 in 2010 compared to $15,750,000 in 2009, an increase of $955,000 or 6.1 percent.  Average accruing loans were $827 million for the first six months of 2010, 1.3 percent lower when compared to $838 million in 2009.  Average deposits were $887 million in 2010 versus $841 million in 2009, an increase of 5.5 percent.  The net interest margin increased to 3.59 percent in the first half of 2010 from 3.44 percent in the same period in 2009.  As shown in Table 3, the increase in net interest margin was primarily due to a higher interest rate spread partially offset by higher levels of noninterest-earning assets.  The Company re-priced deposits at a faster rate than assets over the last 12 months and much of the deposit growth was in money market accounts rather than time deposits.

First six months provision for loan losses was $9,065,000 for 2010, compared to $6,945,000 for 2009.  Net charge-offs for the first six months were $7,968,000 for 2010 compared to $4,648,000 for the same period in 2009.  Changes in the provision are impacted as discussed under the "Allowance for Loan Losses" section above.  Loans decreased $35 million in the first six months 2010, compared to $3 million in the first six months 2009.  The significantly higher provision for loan losses was primarily related to charge-offs and continued weakness in the Company’s local residential real estate markets.

Noninterest income increased $91,000, or 2.3 percent, to $4,006,000 in the first six months 2010 compared to the same period in 2009.  The increase was due to higher trust and asset management fees and other operating income as well as a higher gain on sale of securities partially offset by a lower gain on hedges.  Other operating income included a $308,000 gain on life insurance proceeds.

Noninterest expense was $12,966,000 in the first six months of 2010 compared to $13,214,000 in 2009, a decrease of $248,000, or 1.9 percent.  The decrease was due to lower salaries and benefits, FDIC deposit insurance and loss on sale of foreclosed assets partially offset by higher occupancy and equipment and information technology expense.  Salaries and benefits decreased $256,000, or 4.0 percent.  Occupancy and equipment expenses increased $342,000, or 23 percent.

The first six months income tax benefit was $770,000 in 2010 compared to $315,000 in 2009.  The income tax benefit in 2010 was due in part to the impact of tax credits on lower taxable income.  The Company has never recorded a valuation allowance against deferred tax assets.  All deferred tax assets are considered to be realizable due to expected future taxable income.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  At June 30, 2010, the Company had approximately $179 million in cash and due from accounts, $26 million in investments, $195 million in deposits and $10 million in FHLB borrowings from the acquisition of First National from the FDIC.  Loans decreased $35 million the first six months of 2010.  The Company experienced normal pay downs on loans in 2010, however loan demand was soft.  The decrease in loans and influx of deposits from First National was used primarily to increase our cash and cash equivalents and to pay down short-term borrowings.

Average total assets increased 3.5 percent to $1.035 billion in the first six months of 2010 from $1.00 billion in the same period in 2009.  Total assets were $1.23 billion and $1.02 billion at June 30, 2010 and 2009, respectively, an increase of 20 percent.  The increase was primarily related to the Company’s acquisition of First National.

The Company has classified all investment securities as available for sale.  Lower short-term interest rates resulted in an overall net unrealized gain in the investment portfolio.  The Company’s portfolio increased $30 million in 2010 to $118 million at June 30, primarily due to the First National acquisition.  The unrealized gain or loss amounts are included in shareholders’ equity as accumulated other comprehensive income (loss), net of tax.

Deposits were up $185 million in 2010 to $1.07 billion at June 30.  Total deposits include $195 million from the acquisition of First National.  The Company also had significant growth in local money market accounts and noninterest-bearing accounts in 2010 partially offset by a decrease in interest-bearing demand accounts.  Brokered time deposits and institutional money market accounts total $159 million at June 30, 2010 compared to $172 million at December 31, 2009.  At June 30, 2010 and December 31, 2009, brokered time deposits include $49 million and $38 million, respectively, of reciprocal deposits from the Company’s local customers that are classified as brokered because they are placed in the CDARS network for deposit insurance purposes.

Loans

The following table shows the composition of the loan portfolio as of June 30, 2010 and December 31, 2009, including a more detailed breakdown of real estate-secured loans by collateral type and purpose.

($ in thousands)	6/30/10	% of Total	12/31/09	% of Total	% Dollar Change
Non-residential real estate
Owner-occupied	$ 157,906	19	$ 137,439	16	15
Non owner-occupied	146,937	17	159,091	18	(7.6)
Construction	5,966	1	5,352	1	11
Commercial land and lot development	45,289	5	47,080	5	(3.8)
Total non-residential real estate	356,098	42	348,962	40	2.0
Residential real estate
Owner-occupied – 1-4 family	85,003	10	95,741	11	(11)
Non owner-occupied – 1-4 family	162,224	19	158,172	18	2.6
Construction	25,781	3	27,061	3	(4.7)
Residential land and lot development	76,958	9	92,346	10	(17)
Home equity lines	56,492	7	57,527	6	(1.8)
Total residential real estate	406,458	48	430,847	48	(5.7)
Total real estate loans	762,556	90	779,809	88	(2.2)
Commercial	71,453	8	89,379	10	(20)
Consumer	15,101	2	14,971	2	0.8
Unearned fees, net	(258)	-	(273)	-	(5.5)
Total loans, net of unearned fees	$ 848,852	100	$ 883,886	100	(4.0)

Capital Resources

The Subsidiary Banks’ primary regulators have adopted capital requirements that specify the minimum capital level for which no prompt corrective action is required.  In addition, the FDIC has adopted FDIC insurance assessment rates based on certain “well-capitalized” risk-based and equity capital ratios.  Failure to meet minimum capital requirements can result in the initiation of certain actions by the regulators that, if undertaken, could have a material effect on the Company’s and the Subsidiary Banks’ financial statements.  As of June 30, 2010, the Company and the Subsidiary Banks were categorized as well-capitalized under the regulatory framework for prompt corrective action in the most recent notification from the FDIC.

Total tangible equity capital for the Company was $87.1 million, or 7.05 percent of total assets at June 30, 2010.  In the second quarter 2010, the Company raised $11.2 million, net of issuance costs, in a common stock offering.  The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

					Well-
($ in thousands)	Company	Savannah	Bryan	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 96,010	$ 64,947	$ 22,866	-	-
Total capital	106,038	72,099	25,479	-	-

Leverage Ratios
Tier 1 capital to average assets	9.27%	8.41%	8.97%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk-weighted assets	12.10%	11.45%	11.05%	4.00%	6.00%
Total capital to risk-weighted assets	13.36%	12.72%	12.32%	8.00%	10.00%

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

During the first six months of 2010, portfolio loans decreased $35 million to $849 million while deposits increased $185 million to $1.07 billion.  The loan to deposit ratio was 79 percent at June 30, 2010.  In the third quarter 2010, the Company made a final payment to the former owners of Minis in the amount of $1.7 million.  This was an earn-out payment for the 2007 acquisition of Minis.  In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the FHLB, temporary federal funds purchased lines with correspondent banks and non-local institutional and brokered deposits.  Contingency funding and liquidity sources include the ability to sell loans, or participations in certain loans, to investors and borrowings from the Federal Reserve Bank (“FRB”) discount window.

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB.  Under these agreements, the Subsidiary Banks have pledged certain 1-4 family first mortgage loans, commercial real estate loans, home equity lines of credit and second mortgage residential loans.  The Subsidiary Banks’ individual borrowing limits range from 20 to 25 percent of assets.  In aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $122 million with the FHLB of which $30 million was advanced at June 30, 2010.  These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks.  The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide up to $15 million of funding needs for 30-60 days.  The Subsidiary Banks have been approved to access the FRB discount window to borrow on a secured basis at 50 basis points over the Federal Funds Target Rate.  The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested.  The Subsidiary Banks were approved by the FRB under the borrower-in-custody of collateral (“BIC”) arrangement.  This temporary liquidity arrangement allows collateral to be maintained at the Subsidiary Banks rather than being delivered to the FRB or a third-party custodian.  At June 30, 2010, the Company had secured borrowing capacity of $78 million with the FRB and no amount outstanding.

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

The Company’s cash flow, maturity and repricing gap at June 30, 2010 was $103 million at one year, or 9.0 percent of total interest-earning assets.  At December 31, 2009 the gap at one year was $53 million, or 5.5 percent of total interest-earning assets.  Interest-earning assets with maturities over five years totaled approximately $66 million, or 5.8 percent of total interest-earning assets.  See Table 1 for cash flow, maturity and repricing gap.  The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income.  However, interest-earning assets with maturities and/or repricing dates over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

The Company is asset-sensitive within one year.  The net interest margin and net interest income increased in the first six months of 2010 compared to the same period in 2009 due primarily to a higher interest rate spread partially offset by higher levels of nonaccrual loans and other noninterest-earning assets.  Our investment securities and time deposits continue to re-price lower.  On a linked quarter basis, the second quarter 2010 net interest margin decreased 10 basis points to 3.54 percent from 3.64 percent in the first quarter 2010.

The Company has implemented various strategies to reduce its asset-sensitive position, primarily through the increased use of fixed rate loans, interest rate floors on variable rate loans and short maturity funding sources.  In the past the Company has also implemented hedging strategies such as interest rate floors, collars and swaps.  These actions have reduced the Company’s exposure to falling interest rates.  The amounts in other comprehensive income related to the terminated derivative transactions will be reclassified into earnings over the remaining lives of the original hedged transactions.

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

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Table 1 – Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of June 30, 2010:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	years	years	years	Total
Interest-earning assets
Investment securities	$ -	$ 9,134	$ 18,363	$ 32,277	$ 14,003	$ 42,338	$ 116,115
Federal funds sold	8,286	-	-	-	-	-	8,286
Interest-bearing deposits	202,635	499	-	477	-	-	203,611
Loans - fixed rates	-	96,656	139,753	174,773	46,095	22,503	479,780
Loans - variable rates	-	315,545	9,617	3,872	336	701	330,071
Total interest-earnings assets	210,921	421,834	167,733	211,399	60,434	65,542	1,137,863
Interest-bearing liabilities
NOW and savings	-	7,032	14,064	35,161	42,193	42,194	140,644
Money market accounts	-	91,778	68,428	39,102	58,653	-	257,961
Time deposits	-	185,756	287,993	80,046	28,119	133	582,047
Short-term borrowings	16,295	3,000	-	-	-	-	19,295
Other borrowings	-	1,469	4,416	7,372	-	-	13,257
FHLB advances – long-term	-	-	7,005	8,511	11	10,134	25,661
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	16,295	299,345	381,906	170,192	128,976	52,461	1,049,175
Gap-Excess assets (liabilities)	194,626	122,489	(214,173)	41,207	(68,542)	13,081	88,688
Gap-Cumulative	$ 194,626	$ 317,115	$ 102,942	$ 144,149	$ 75,607	$ 88,688	$ 88,688
Cumulative sensitivity ratio *	12.94	2.00	1.15	1.17	1.08	1.08	1.08

              *  Cumulative interest-earning assets / cumulative interest-bearing liabilities

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Table 2 – Average Balance Sheet and Rate/Volume Analysis – Second Quarter, 2010 and 2009

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the second quarter of 2010 and 2009.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
6/30/10	6/30/09	6/30/10	6/30/09		6/30/10	6/30/09	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 32,915	$ 8,819	0.29	0.55	Interest-bearing deposits	$ 24	$ 12	$ 12	$ (6)	$ 18
78,271	71,551	2.44	4.89	Investments - taxable	476	873	(397)	(437)	40
7,595	1,467	4.33	7.38	Investments - non-taxable	82	27	55	(11)	66
7,365	4,414	0.16	0.18	Federal funds sold	3	2	1	-	1
813,215	835,822	5.57	5.69	Loans (c)	11,300	11,858	(558)	(250)	(308)
939,361	922,073	5.07	5.56	Total interest-earning assets	11,885	12,772	(887)	(1,126)	239
98,815	83,039			Noninterest-earning assets
$1,038,176	$1,005,112			Total assets

				Liabilities and equity
				Deposits
$ 126,536	$124,691	0.37	0.49	NOW accounts	116	153	(37)	(37)	-
18,015	16,425	0.40	0.71	Savings accounts	18	29	(11)	(13)	2
188,443	118,787	1.57	1.76	Money market accounts	739	522	217	(56)	273
63,147	91,463	0.85	1.61	MMA - institutional	134	367	(233)	(173)	(60)
168,090	160,127	2.43	3.48	Time deposits, $100M or more	1,019	1,391	(372)	(419)	47
97,563	113,551	1.05	2.17	Time deposits, broker	255	613	(358)	(317)	(41)
150,201	142,272	2.24	3.35	Other time deposits	837	1,189	(352)	(394)	42
811,995	767,316	1.54	2.23	Total interest-bearing deposits	3,118	4,264	(1,146)	(1,320)	174
34,695	45,704	3.65	2.12	Short-term/other borrowings	316	242	74	174	(100)
15,992	13,974	2.28	2.24	FHLB advances - long-term	91	78	13	1	12
10,310	10,310	2.96	3.73	Subordinated debt	76	96	(20)	(20)	-
				Total interest-bearing
872,992	837,304	1.65	2.24	liabilities	3,601	4,680	(1,079)	(1,232)	153
83,620	82,172			Noninterest-bearing deposits
1,454	6,030			Other liabilities
80,110	79,606			Shareholders' equity
$1,038,176	$1,005,112			Liabilities and equity
		3.42	3.32	Interest rate spread
		3.54	3.52	Net interest margin
				Net interest income	$ 8,284	$ 8,092	$ 192	$ 106	$ 86
$ 66,369	$ 84,769			Net earning assets
$ 895,615	$849,488			Average deposits
		1.40	2.01	Average cost of deposits
91%	98%			Average loan to deposit ratio

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $8 in the second quarter 2010 and 2009, respectively.
(c) Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Table 3 – Average Balance Sheet and Rate/Volume Analysis – First Six Months, 2010 and 2009

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the first six months of 2010 and 2009.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
YTD	YTD	YTD	YTD		YTD	YTD	Vari-
6/30/10	6/30/09	6/30/10	6/30/09		6/30/10	6/30/09	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 19,450	$ 6,330	0.31	0.80	Interest-bearing deposits	$ 30	$ 25	$ 5	$ (15)	$ 20
77,969	74,133	2.50	4.79	Investments - taxable	965	1,761	(796)	(842)	46
7,712	1,520	4.16	6.63	Investments - non-taxable	159	50	109	(19)	128
7,179	4,011	0.31	0.20	Federal funds sold	11	4	7	2	5
827,344	837,796	5.59	5.66	Loans (c)	22,921	23,506	(585)	(291)	(204)
939,654	923,791	5.17	5.53	Total interest-earning assets	24,086	25,346	(1,260)	(1,649)	389
95,678	80,314			Noninterest-earning assets
$1,035,332	$1,004,105			Total assets

				Liabilities and equity
				Deposits
$ 124,688	$124,023	0.38	0.50	NOW accounts	235	310	(75)	(74)	(1)
17,742	15,750	0.44	0.72	Savings accounts	39	56	(17)	(22)	5
180,672	113,038	1.58	1.78	Money market accounts	1,418	996	422	(112)	534
65,380	94,759	0.89	1.71	MMA - institutional	290	805	(515)	(385)	(130)
164,974	152,281	2.56	3.62	Time deposits, $100M or more	2,095	2,730	(635)	(800)	165
101,889	118,115	1.07	2.42	Time deposits, broker	540	1,417	(877)	(791)	(86)
150,012	141,542	2.39	3.46	Other time deposits	1,776	2,431	(655)	(751)	96
805,357	759,508	1.60	2.32	Total interest-bearing deposits	6,393	8,745	(2,352)	(2,712)	360
38,955	53,875	3.35	1.86	Short-term/other borrowings	647	497	150	398	(248)
15,828	12,269	2.24	2.19	FHLB advances - long-term	176	133	43	3	40
10,310	10,310	2.91	4.01	Subordinated debt	149	205	(56)	(56)	-
				Total interest-bearing
870,450	835,962	1.71	2.31	liabilities	7,365	9,580	(2,215)	(2,487)	272
81,485	81,660			Noninterest-bearing deposits
3,831	6,247			Other liabilities
79,566	80,236			Shareholders' equity
$1,035,332	$1,004,105			Liabilities and equity
		3.46	3.22	Interest rate spread
		3.59	3.44	Net interest margin
				Net interest income	$16,721	$ 15,766	$ 955	$ 838	$ 117
$ 69,204	$ 87,829			Net earning assets
$ 886,842	$841,168			Average deposits
		1.45	2.10	Average cost of deposits
93%	100%			Average loan to deposit ratio

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $16 in the first six months 2010 and 2009, respectively.
(c) Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Table 4 - Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers.  At June 30, 2010, the Company had unfunded commitments to extend credit of $82 million and outstanding standby letters of credit of $2 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances – long-term	$ 25,661	$ 7,000	$ 8,500	$ -	$ 10,161
Subordinated debt	10,310	-	-	-	10,310
Operating leases – buildings	5,787	723	1,496	2,226	1,342
Information technology contracts	2,086	1,240	846	-	-
Total	$ 43,844	$ 8,963	$ 10,842	$ 2,226	$ 21,813

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See “Liquidity and Interest Rate Sensitivity Management” on pages 21-23 in the MD&A section for quantitative and qualitative disclosures about market risk.

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

The Savannah Bancorp, Inc. (Registrant)

Date: 8/16/10	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 8/16/10	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit 31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John C. Helmken II, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Savannah Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 16, 2010	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer

Exhibit 31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael W. Harden, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Savannah Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 16, 2010	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer

Exhibit 32

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2010 (the "Report") of The Savannah Bancorp, Inc. (the "Company") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: 8/16/10	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 8/16/10	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)