Form 10-Q
period 2010-09-30
SAVANNAH BANCORP INC
filed 2010-11-15
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ]No [X]
Indicate the number of shares outstanding of each of the issuers's classes of common stock, as of the latest practicable date: 7,199,644 common shares, $1.00 par value, at October 29, 2010.

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
September 30, 2010

Page

Cover Page	1

Form 10-Q Index	2

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2010 and 2009 and December 31, 2009	3

Consolidated Statements of Operations
for the Three Months and Nine Months Ended September 30, 2010 and 2009	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Nine Months Ended September 30, 2010 and 2009	5

Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2010 and 2009	6

Condensed Notes to Consolidated Financial Statements	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	13-26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

Part II – Other Information
Item 6. Exhibits	26
Signatures	27

Part I – Financial Information
Item 1.  Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	September 30,	December 31,	September 30,
	2010	2009	2009
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 18,063	$ 19,253	$ 22,519
Federal funds sold	315	8,575	16,627
Interest-bearing deposits in banks	50,794	12,707	3,847
Cash and cash equivalents	69,172	40,535	42,993
Securities available for sale, at fair value (amortized
cost of $150,425, $86,596 and $92,834)	153,221	87,919	94,990
Loans, net of allowance for loan losses of $19,519,
$17,678 and $16,880	813,468	866,208	850,625
Premises and equipment, net	15,351	15,574	15,862
Other real estate owned	9,739	8,329	10,252
Bank-owned life insurance	6,253	6,434	6,375
Goodwill and other intangible assets, net	3,842	2,498	2,534
Other assets	25,028	23,011	17,727
Total assets	$ 1,096,074	$ 1,050,508	$ 1,041,358

Liabilities
Deposits:
Noninterest-bearing	$ 86,921	$ 82,557	$ 80,781
Interest-bearing demand	122,962	143,559	116,376
Savings	18,950	16,893	16,314
Money market	258,914	228,124	227,744
Time deposits	458,881	413,436	439,896
Total deposits	946,628	884,569	881,111
Short-term borrowings	17,177	39,553	31,988
Other borrowings	12,006	15,988	18,000
Federal Home Loan Bank advances – long-term	15,660	15,664	15,665
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	5,564	5,398	5,235
Total liabilities	1,007,345	971,482	962,309

Shareholders' equity
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Common stock, par value $1 per share: shares
authorized 20,000,000; issued 7,201,346, 5,933,789
and 5,933,789	7,201	5,934	5,934
Additional paid-in capital	48,630	38,605	38,584
Retained earnings	31,151	33,383	32,740
Treasury stock, at cost, 1,702, 1,443 and 1,443 shares	(1)	(4)	(4)
Accumulated other comprehensive income, net	1,748	1,108	1,795
Total shareholders' equity	88,729	79,026	79,049
Total liabilities and shareholders' equity	$ 1,096,074	$ 1,050,508	$ 1,041,358

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$ 11,100	$ 11,786	$ 34,016	$ 35,288
Investment securities:
Taxable	567	872	1,508	2,615
Tax-exempt	120	45	271	86
Dividends	11	15	32	30
Deposits with banks	80	11	110	36
Federal funds sold	9	8	20	12
Total interest and dividend income	11,887	12,737	35,957	38,067
Interest expense
Deposits	3,336	4,057	9,729	12,802
Short-term and other borrowings	277	272	929	769
Federal Home Loan Bank advances	164	86	335	219
Subordinated debt	81	82	230	287
Total interest expense	3,858	4,497	11,223	14,077
Net interest income	8,029	8,240	24,734	23,990
Provision for loan losses	5,230	3,560	14,295	10,505
Net interest income after
provision for loan losses	2,799	4,680	10,439	13,485
Noninterest income
Trust and asset management fees	637	580	1,948	1,738
Service charges on deposit accounts	438	446	1,353	1,345
Mortgage related income, net	130	89	322	340
Gain (loss) on sale of securities	(18)	604	590	978
Gain (loss) on hedges	(3)	184	(14)	825
Other operating income	354	324	1,345	916
Total noninterest income	1,538	2,227	5,544	6,142
Noninterest expense
Salaries and employee benefits	2,948	2,938	9,041	9,287
Occupancy and equipment	1,102	1,242	2,904	2,702
Information technology	575	452	1,589	1,341
FDIC deposit insurance	442	396	1,240	1,510
Loss on sale and write-downs of foreclosed assets	1,046	320	1,905	1,369
Other operating expense	1,197	1,128	3,597	3,481
Total noninterest expense	7,310	6,476	20,276	19,690
Income (loss) before income taxes	(2,973)	431	(4,293)	(63)
Income tax (benefit) expense	(1,410)	85	(2,180)	(230)
Net income (loss)	$ (1,563)	$ 346	$ (2,113)	$ 167
Net income (loss) per share:
Basic	$ (0.22)	$ 0.06	$ (0.33)	$ 0.03
Diluted	$ (0.22)	$ 0.06	$ (0.33)	$ 0.03
Dividends per share	$ 0.00	$ 0.02	$ 0.02	$ 0.165

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
 ($ in thousands, except share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Common shares issued
Shares, beginning of period	5,933,789	5,933,789
Common stock issued	1,267,557	-
Shares, end of period	7,201,346	5,933,789
Treasury shares owned
Shares, beginning of period	1,443	318
Treasury stock issued	(943)	-
Unredeemed common stock	36	-
Unvested restricted stock	1,166	1,125
Shares, end of period	1,702	1,443
Common stock
Balance, beginning of period	$ 5,934	$ 5,934
Common stock issued	1,267	-
Balance, end of period	7,201	5,934
Additional paid-in capital
Balance, beginning of period	38,605	38,516
Common stock issued, net of issuance costs	9,980	-
Stock-based compensation, net	45	68
Balance, end of period	48,630	38,584
Retained earnings
Balance, beginning of period	33,383	33,552
Net (loss) income	(2,113)	167
Dividends	(119)	(979)
Balance, end of period	31,151	32,740
Treasury stock
Balance, beginning of period	(4)	(4)
Treasury stock issued	3	-
Balance, end of period	(1)	(4)
Accumulated other comprehensive income, net
Balance, beginning of period	1,108	2,934
Change in unrealized gains/losses on securities
available for sale, net of reclassification adjustment	913	23
Change in fair value and gains on termination of derivative
instruments, net of tax	(273)	(1,162)
Balance, end of period	1,748	1,795
Total shareholders' equity	$ 88,729	$ 79,049

Other comprehensive loss
Net (loss) income	$ (2,113)	$ 167
Change in unrealized gains/losses on securities
available for sale, net of reclassification adjustment	913	23
Change in fair value and gains on termination of derivative
instruments, net of tax	(273)	(1,162)
Other comprehensive loss	$ (1,473)	$ (972)

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 ($ in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Operating activities
Net (loss) income	$ (2,113)	$ 167
Adjustments to reconcile net (loss) income to cash
provided by operating activities:
Provision for loan losses	14,295	10,505
Proceeds from sale of loans originated for sale	-	22
Net amortization of securities	1,415	23
Depreciation and amortization	1,054	1,137
Accretion of gain on termination of derivatives	(416)	(1,749)
Proceeds from termination of derivatives	-	1,299
Non cash stock-based compensation expense	58	110
Increase in deferred income taxes, net	(1,180)	(1,400)
Gain on sale of loans and securities, net	(590)	(978)
Loss on sale and write-down of foreclosed assets	1,905	1,369
Equity in net income of nonconsolidated subsidiary	-	(64)
Increase in CSV of bank-owned life insurance policies	(127)	(159)
Change in other assets and other liabilities, net	(2,848)	(280)
Net cash provided by operating activities	11,453	10,002
Investing activities
Activity in available for sale securities
Purchases	(98,387)	(59,805)
Sales	44,888	30,882
Maturities, calls and paydowns	14,677	16,491
Loan originations and principal collections, net	28,788	(16,130)
Proceeds from sale of foreclosed assets	6,474	3,422
Disposition of premises and equipment	-	263
Additions to premises and equipment	(716)	(6,047)
Net cash received from FDIC-assisted transaction	190,253	-
Proceeds from life insurance	308	-
Net cash provided by (used in) investing activities	186,285	(30,924)
Financing activities
Net decrease in noninterest-bearing deposits	(3,967)	(1,942)
Net (decrease) increase in interest-bearing deposits	(134,829)	51,038
Net decrease in short-term borrowings	(22,376)	(23,299)
Net (decrease) increase in other borrowings	(3,982)	5,496
Net (decrease) increase in FHLB advances – long-term	(15,004)	5,500
Payment on note payable	(74)	-
Dividends paid	(119)	(979)
Issuance of common stock, net of issuance costs	11,247	-
Issuance of treasury stock	3	-
Net cash (used in) provided by financing activities	(169,101)	35,814
Increase in cash and cash equivalents	28,637	14,892
Cash and cash equivalents, beginning of period	40,535	28,101
Cash and cash equivalents, end of period	$ 69,172	$ 42,993

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2009.  Certain prior period balances and formats have been reclassified to conform to the current period presentation.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

($ in thousands)	June 25, 2010
Assets acquired
Cash and due from banks	$ 7,330
Interest-bearing deposits in banks	8,851
Securities available for sale	25,937
Loans	131
Premises and equipment	11
Deposit premium intangible	387
Other assets	128
Total assets acquired	42,775
Liabilities assumed
Deposits	200,843
Federal Home Loan Bank advances	15,271
Due to the FDIC	266
Accrued interest and other liabilities	432
Total liabilities assumed	216,812
Net liabilities assumed	$ (174,037)

The only loans assumed by Savannah were deposit-secured loans which are not subject to FDIC loss-share.  In its assumption of the deposit liabilities, the Company believes that the customer relationships associated with the local deposits have intangible value.  In addition, the Company determined that the recorded amount of the deposits approximates fair value primarily due to the fact that the Company can re-price all customer deposits to current market rates.

Note 3 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

Savannah and Bryan Bank & Trust (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances.  Cash reserves of $506,000, $339,000 and $282,000 are required as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  The Company pledges interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in lieu of investment securities to secure public fund deposits and securities sold under repurchase agreements.  Pledged cash balances are $1,500,000, $11,500,000 and $1,500,000 at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

Note 4 - Earnings (Loss) Per Share

Basic earnings (loss) per share represent net income (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  For the nine months ended September 30, 2010 the Company excluded approximately 10,000 shares from the calculation of diluted earnings (loss) per share due to their anti-dilutive effect.  For the three months ended September 30, 2010, the Company excluded 11,000 shares from the diluted share calculation.  Earnings (loss) per common share have been computed based on the following:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2010	2009	2010	2009
Average number of common shares outstanding - basic	7,200	5,932	6,432	5,933
Effect of dilutive options	-	4	-	3
Average number of common shares outstanding - diluted	7,200	5,936	6,432	5,936

Note 5 - Securities Available for Sale

The aggregate amortized cost and fair value of securities available for sale are as follows:

		September 30, 2010
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises (“GSE”)	$ 1,971	$ -	$ (2)	$ 1,969
Mortgage-backed securities - GSE	136,644	2,663	(118)	139,189
State and municipal securities	7,965	253	-	8,218
Restricted equity securities	3,845	-	-	3,845
Total investment securities	$ 150,425	$ 2,916	$ (120)	$ 153,221

	December 31,2009
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises	$ 1,727	$ 136	$ -	$ 1,863
Mortgage-backed securities - GSE	73,203	1,205	(120)	74,288
State and municipal securities	7,906	108	(6)	8,008
Restricted equity securities	3,760	-	-	3,760
Total investment securities	$ 86,596	$ 1,449	$ (126)	$ 87,919

Note 5 - Securities Available for Sale (continued)

At September 30, 2010, management performed its quarterly analysis of all securities with an unrealized loss and concluded no material individual securities were other-than-temporarily impaired.

The distribution of securities by contractual maturity at September 30, 2010 is shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$ 101	$ 103
Due after one year through five years	2,483	2,510
Due after five years through ten years	1,265	1,377
Due after ten years	6,087	6,197
Mortgage-backed securities - GSE	136,644	139,189
Restricted equity securities	3,845	3,845
Total investment securities	$ 150,425	$ 153,221

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
($ in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Investment securities	$ 153,221	$ -	$ 149,376	$ 3,845
Derivative asset positions	241	-	241	-
Derivative liability positions	256	-	256	-

	Carrying	Fair Value Measurements at December 31, 2009 Using
($ in thousands)	Value	Level 1	Level 2	Level 3
Investment securities	$ 87,919	$ -	$ 84,159	$ 3,760
Derivative asset positions	32	-	32	-
Derivative liability positions	20	-	20	-

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

Note 6 - Fair Value of Financial Instruments (continued)

Assets and liabilities with an impairment charge during the current period and measured at fair value on a nonrecurring basis are summarized below:

		Carrying Values at September 30, 2010
($ in thousands)	Total	Level 1	Level 2	Level 3	Total gain (loss)
Impaired loans	$ 10,415	$ -	$ -	$ 10,415	$ (6,225)
OREO	5,947	-	-	5,947	(1,095)

		Carrying Values at December 31, 2009
($ in thousands)	Total	Level 1	Level 2	Level 3	Total gain (loss)
Impaired loans	$ 14,021	$ -	$ -	$ 14,021	$ (5,613)
OREO	3,390	-	-	3,390	(841)

Fair Value Disclosures

Accounting standards require the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Company did not elect the fair value option.  The fair value represents management’s best estimates based on a range of methodologies and assumptions.

Cash and due from banks, federal funds sold, interest-bearing deposits in banks, accrued interest receivable, all non-maturity deposits, short-term borrowings, other borrowings, subordinated debt and accrued interest payable have carrying amounts which approximate fair value primarily because of the short repricing opportunities of these instruments.

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

Note 6 - Fair Value of Financial Instruments (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
($ in thousands)		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and federal funds sold	$ 18,378	$ 18,378	$ 27,828	$ 27,828
Interest-bearing deposits	50,794	50,794	12,707	12,707
Securities available for sale	153,221	153,221	87,919	87,919
Loans, net of allowance for loan losses	813,468	814,025	866,208	873,705
Accrued interest receivable	3,832	3,832	3,923	3,923
Derivative asset positions	241	241	32	32

Financial liabilities:
Deposits	946,628	950,966	884,569	887,969
Short-term borrowings	17,177	17,177	39,553	39,553
Other borrowings	12,006	12,006	15,988	15,988
FHLB advances – long-term	15,660	16,218	15,664	16,094
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310	10,310
Accrued interest payable	1,243	1,243	1,628	1,628
Derivative liability positions	256	256	20	20

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

Overview

For a comprehensive presentation of the Company’s financial condition at September 30, 2010 and 2009 and results of operations for the three and nine month periods ended September 30, 2010 and 2009, the following analysis should be reviewed with other information including the Company’s December 31, 2009 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
Third Quarter Financial Highlights
 ($ in thousands, except share data)
(Unaudited)

Balance Sheet Data at September 30	2010	2009	% Change
Total assets	$ 1,096,074	$ 1,041,358	5.3
Interest-earning assets	993,685	955,120	4.0
Loans	832,987	867,236	(3.9)
Other real estate owned	9,739	10,252	(5.0)
Deposits	946,628	881,111	7.4
Interest-bearing liabilities	914,860	876,293	4.4
Shareholders' equity	88,729	79,079	12
Loan to deposit ratio	88.00%	98.43%	(11)
Equity to assets	8.10%	7.59%	6.7
Tier 1 capital to risk-weighted assets	11.77%	10.27%	15
Total capital to risk-weighted assets	13.04%	11.53%	13
Outstanding shares	7,200	5,932	21
Book value per share	$ 12.32	$ 13.33	(7.6)
Tangible book value per share	$ 11.79	$ 12.90	(8.6)
Market value per share	$ 9.30	$ 8.10	15
Loan Quality Data
Nonaccruing loans	$ 40,837	$ 25,694	59
Loans past due 90 days – accruing	204	307	(34)
Net charge-offs	12,454	6,925	80
Allowance for loan losses	19,519	16,880	16
Allowance for loan losses to total loans	2.34%	1.95%	20
Nonperforming assets to total assets	4.63%	3.48%	33
Performance Data for the Third Quarter
Net (loss) income	$ (1,563)	$ 346	(552)
Return on average assets	(0.54)%	0.13%	(515)
Return on average equity	(6.91)%	1.73%	(500)
Net interest margin	3.02%	3.47%	(13)
Efficiency ratio	76.41%	61.87%	24
Per share data:
Net (loss) income – basic	$ (0.22)	$ 0.06	(467)
Net (loss) income – diluted	$ (0.22)	$ 0.06	(467)
Dividends	$ 0.00	$ 0.02	NM
Average shares (000s):
Basic	7,200	5,932	21
Diluted	7,200	5,936	21
Performance Data for the First Nine Months
Net (loss) income	$ (2,113)	$ 167	NM
Return on average assets	(0.26)%	0.02%	NM
Return on average equity	(3.40)%	0.28%	NM
Net interest margin	3.38%	3.45%	(2.0)
Efficiency ratio	66.97%	65.35%	2.5
Per share data:
Net (loss) income – basic	$ (0.33)	$ 0.03	NM
Net (loss) income – diluted	$ (0.33)	$ 0.03	NM
Dividends	$ 0.02	$ 0.165	(88)
Average shares (000s):
Basic	6,432	5,933	8.4
Diluted	6,432	5,936	8.4

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
Critical Accounting Estimates
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three and nine month periods ended September 30, 2010 compared with the same periods in 2009.  Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company."  The Savannah Bank, N.A. is referred to as "Savannah" and Bryan Bank & Trust is referred to as “Bryan.”  Minis & Co., Inc., a registered investment advisor and wholly-owned subsidiary, is referred to as “Minis.”  SAVB Holdings, LLC (“SAVB Holdings”), was formed in the third quarter 2008 for the purpose of holding problem loans and other real estate.  Collectively, Savannah and Bryan are referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, Georgia and, as of September 30, 2010, had fourteen banking offices and sixteen ATMs in Savannah, Garden City, Skidaway Island, Whitemarsh Island, Tybee Island, Pooler, and Richmond Hill, Georgia and Hilton Head Island and Bluffton, South Carolina.  In October 2010 the Company closed two branches and two ATMs.  The Company also has mortgage lending offices in Savannah, Richmond Hill and Hilton Head Island and an investment management office in Savannah.  The Company closed its loan production office on St. Simons Island, Georgia in the third quarter 2010.

Savannah and Bryan are in the relatively diverse and growing Savannah Metropolitan Statistical Area (“Savannah MSA”).  The diversity of major employers includes manufacturing, port related transportation, construction, military, healthcare, tourism, education, warehousing and the supporting services and products for each of these major employers.  The real estate market is experiencing moderate government growth and very minimal commercial and residential growth.  Coastal Georgia and South Carolina continue to be desired retiree residential destinations as well as travel destinations.  The Savannah MSA and Coastal South Carolina markets have both experienced devaluation in real estate prices.

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

Critical Accounting Estimates

Allowance for Loan Losses

The Company considers its policies regarding the allowance for loan losses to be its most critical accounting estimate due to the significant degree of management judgment involved.  The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at September 30, 2010.  The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, recent charge-off levels, known loan deteriorations and concentrations of credit.  Other factors affecting the allowance include market interest rates, loan sizes, portfolio maturity and composition, collateral values and general economic conditions.  Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the amount of the allowance.

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

The allowance for loan losses totaled $19,519,000, or 2.34 percent of total loans, at September 30, 2010.  This is compared to an allowance of $17,678,000, or 2.00 percent of total loans, at December 31, 2009.  For the nine months ended September 30, 2010, the Company reported net charge-offs of $12,454,000 compared to net charge-offs of $6,925,000 for the same period in 2009.  The significantly higher level of charge-offs resulted primarily from continued weakness in the Company’s local residential real estate markets.

During the first nine months of 2010 and 2009, a provision for loan losses of $14,295,000 and $10,505,000, respectively, was added to the allowance for loan losses.  The higher provision for loans losses in 2010 was primarily due to real estate-related charge-offs, continued weakness in the Company’s local residential real estate markets, and level or declining real estate values.

The Company's nonperforming assets consist of loans on nonaccrual status, loans which are contractually past due 90 days or more on which interest is still being accrued, and other real estate owned.  Nonaccrual loans of $40,837,000 and loans past due 90 days or more of $204,000 totaled $41,041,000, or 4.93 percent of gross loans, at September 30, 2010.  Nonaccrual loans of $32,545,000 and loans past due 90 days or more of $1,570,000 totaled $34,115,000, or 3.86 percent of gross loans, at December 31, 2009.  Generally, loans are placed on nonaccrual status when the collection of the principal or interest in full becomes doubtful.  Management typically writes down loans through a charge to the allowance when it determines they are impaired.  Nonperforming assets also included $9,739,000 and $8,329,000 of other real estate owned at September 30, 2010 and December 31, 2009, respectively.  Management is aggressively pricing and marketing the other real estate owned.

At September 30, 2010 nonperforming loans consisted primarily of $23.3 million of land, lot and construction and development related loans and $14.1 million of improved residential real estate-secured loans.  Less than one percent of the nonperforming loans were unsecured.  The largest nonperforming relationship consists of four loans for $7.7 million to a residential developer in the Bluffton/Hilton Head Island, South Carolina market.  The loans are secured by residential land and lots.  Approximately $1,030,000 of the allowance was allocated to this relationship as a general reserve.  The next largest nonperforming relationship consists of four loans for $3.3 million to a residential developer in the Effingham County, Georgia market.  The loans are secured by residential land and lots and completed 1-4 family properties.  The Company charged-off $1,500,000 on this relationship in 2010 and still has approximately $510,000 of the allowance allocated as a specific reserve.

The Company continues to devote significant internal and external resources to managing the past due and classified loans.  The Company has performed extensive internal and external loan review procedures and analyses on the loan portfolio.  The Company charges-down loans as appropriate before the foreclosure process is complete and often before they are past due.

If the allowance for loan losses had changed by five percent, the effect on our net loss would have been approximately $635,000.  If the allowance had to be increased by this amount, it would not have changed the holding company or the Subsidiary Banks’ status as well-capitalized financial institutions.

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

The following table provides historical information regarding the allowance for loan losses and nonperforming loans and assets for the most recent five quarters ended September 30, 2010.

	2010			2009
	Third	Second	First	Fourth	Third
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses
Balance at beginning of period	$ 18,775	$ 19,611	$ 17,678	$ 16,880	$ 15,597
Provision for loan losses	5,230	3,745	5,320	2,560	3,560
Net charge-offs	(4,486)	(4,581)	(3,387)	(1,762)	(2,277)
Balance at end of period	$ 19,519	$ 18,775	$ 19,611	$ 17,678	$ 16,880

As a % of loans	2.34%	2.21%	2.26%	2.00%	1.95%
As a % of nonperforming loans	47.56%	45.59%	53.40%	51.77%	64.92%
As a % of nonperforming assets	38.44%	38.33%	44.47%	41.62%	46.56%

Net charge-offs as a % of average loans (a)	2.03%	2.26%	1.63%	0.83%	1.07%

Risk element assets
Nonaccruing loans	$ 40,837	$ 39,001	$ 35,579	$ 32,545	$ 25,694
Loans past due 90 days – accruing	204	2,184	1,146	1,570	307
Total nonperforming loans	41,041	41,185	36,725	34,115	26,001
Other real estate owned	9,739	7,793	7,374	8,329	10,252
Total nonperforming assets	$ 50,780	$ 48,978	$ 44,099	$ 42,444	$ 36,253

Loans past due 30-89 days	$ 10,757	$ 10,259	$ 13,740	$ 5,182	$ 8,122

Nonperforming loans as a % of loans	4.93%	4.85%	4.23%	3.86%	3.00%
Nonperforming assets as a % of loans
and other real estate owned	6.03%	5.72%	5.03%	4.76%	4.13%
Nonperforming assets as a % of assets	4.63%	3.97%	4.21%	4.04%	3.48%

(a) Annualized

Impaired loans, which include loans modified in troubled debt restructurings, totaled $58,886,000 and $54,054,000 at September 30, 2010 and December 31, 2009, respectively.

Results of Operations

Third Quarter, 2010 Compared to the Third Quarter, 2009

The Company recorded a net loss for the third quarter 2010 of $1,563,000, compared to net income of $346,000 in the third quarter 2009.  Net loss per share was 22 cents in the third quarter 2010 compared to net income of 6 cents per diluted share in the third quarter 2009.  The decline in third quarter earnings results primarily from a higher provision for loan losses and loss on sale of foreclosed assets.  Return on average equity was (6.91) percent, return on average assets was (0.54) percent and the efficiency ratio was 76.41 percent in the third quarter 2010.

Third quarter average interest-earning assets increased 12 percent to $1.06 billion in 2010 from $943 million in 2009.  Third quarter net interest income was $8,029,000 in 2010 compared to $8,240,000 in 2009, a 2.6 percent decrease.  Third quarter average accruing loans were $802 million in 2010 compared to $842 million in 2009, a 4.8 percent decrease.  Average deposits were $997 million in 2010 versus $872 million in 2009, an increase of 14 percent.  Shareholders' equity was $88.7 million at September 30, 2010 compared to $79.0 million at September 30, 2009.  The Company's total capital to risk-weighted assets ratio was 13.04 percent at September 30, 2010, which exceeds the 10 percent required by the regulatory agencies to maintain well-capitalized status.

Third quarter net interest margin decreased to 3.02 percent in 2010 from 3.47 percent in the same period in 2009.  As shown in Table 2, the decrease in net interest margin was primarily due to a higher level of interest-bearing deposits and investment securities.  The Company received $190 million in cash when it acquired the deposits and certain assets of First National Bank, Savannah (“First National”) in an FDIC-assisted transaction in June, 2010.  This excess liquidity decreased the net interest margin approximately 33 basis points in the third quarter 2010.  On a linked quarter basis, the net interest margin decreased 52 basis points compared to the second quarter 2010.  During the third quarter 2010, the Company used its excess liquidity to reduce total deposits $139 million, primarily brokered and higher priced time deposits, which the Company believes will benefit the margin in subsequent periods.  The Company continues to aggressively manage the pricing on deposits and the use of wholesale funds to mitigate the amount of margin compression.

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

Third quarter provision for loan losses was $5,230,000 for 2010, compared to $3,560,000 for the comparable period in 2009.  Third quarter net charge-offs were $4,486,000 for 2010 compared to $2,277,000 in the same quarter in 2009.  Loans decreased $16 million, or 1.9 percent, in the third quarter 2010 compared to loan growth of $5 million in the third quarter 2009.  The higher provision for loan losses was primarily related to charge-offs and continued weakness in the Company’s local residential real estate markets.

Noninterest income decreased $689,000, or 31 percent, to $1,538,000 in the third quarter of 2010 versus the same period in 2009.  The decrease was due to a $187,000 lower gain on hedges and a $622,000 lower gain on sale of securities, partially offset by $57,000, or 10 percent, higher trust and asset management fees and $41,000, or 46 percent, higher mortgage related income.

Noninterest expense increased $834,000, or 13 percent, to $7,310,000 in the third quarter 2010 compared to the same period in 2009.  Third quarter 2010 noninterest expense included approximately $350,000 of direct expenses related to the purchase of First National.  Loss on sale of foreclosed assets increased $726,000 to $1,046,000 and included a $447,000 loss on a single property consisting of finished commercial lots.

The third quarter income tax benefit was $1,410,000 in 2010 compared to tax expense of $85,000 in 2009.  The income tax benefit in the third quarter 2010 was due in part to the impact of tax credits on lower taxable income.  The Company has never recorded a valuation allowance against deferred tax assets.  All significant deferred tax assets are considered to be realizable due to expected future taxable income and open tax years for which taxable losses could be carried back.

First Nine Months, 2010 Compared to the First Nine Months, 2009

The Company recorded a net loss for the first nine months 2010 of $2,113,000, versus net income of $167,000 in the first nine months 2009.  Net loss per share was 33 cents in the first nine months 2010 compared to net income of 3 cents per diluted share in the same period in 2009.  The decline in earnings results primarily from a higher provision for loan losses and loss on sale of foreclosed assets.  Return on average equity was (3.40) percent, return on average assets was (0.26) percent and the efficiency ratio was 66.97 percent in the first nine months 2010.

As noted in the prior quarter, on June 25, 2010, Savannah entered into an agreement with the FDIC to purchase substantially all deposits and certain liabilities and assets of First National.  Savannah acquired approximately $42 million in assets and assumed $216 million in liabilities, including $201 million in customer deposits.  In connection with the closing, Savannah received a cash payment from the FDIC totaling $174 million, based on the differential between liabilities assumed and assets acquired.  Also in the second quarter 2010, the Company completed a common stock offering to the public for net proceeds of $11.2 million.  The proceeds were used in part to facilitate the purchase of First National and to fund the final earn-out payment for Minis.

Average interest-earning assets for the first nine months increased 5.3 percent to $979 million in 2010 from $930 million in 2009.  First nine months net interest income was $24,734,000 in 2010 compared to $23,990,000 in 2009, an increase of $744,000 or 3.1 percent.  Average accruing loans were $819 million for the first nine months of 2010, 2.4 percent lower when compared to $839 million in 2009.  Average deposits were $924 million in 2010 versus $851 million in 2009, an increase of 8.6 percent.  The net interest margin decreased to 3.38 percent in the first nine months of 2010 from 3.45 percent in the same period in 2009.  As shown in Table 3, the decrease in net interest margin was primarily due to higher levels of noninterest-earning assets.  The Company also had a higher level of interest-bearing deposits and investments.  In aggregate, the Company re-priced deposits at a faster rate than assets over the last 12 months.

First nine months provision for loan losses was $14,295,000 for 2010, compared to $10,505,000 for 2009.  Net charge-offs for the first nine months were $12,454,000 for 2010 compared to $6,925,000 for the same period in 2009.  Changes in the provision are impacted as discussed under the "Allowance for Loan Losses" section above.  Loans decreased $51 million, or 5.8 percent, in the first nine months 2010, compared to loan growth of $2 million in the first nine months 2009.  The significantly higher provision for loan losses was primarily related to charge-offs and continued weakness in the Company’s local residential real estate markets.

Noninterest income decreased $598,000, or 9.7 percent, to $5,544,000 in the first nine months 2010 compared to the same period in 2009.  The decrease was due to a $388,000 lower gain on sale of securities and $839,000 lower gain on hedges partially offset by $210,000, or 12 percent, higher trust and asset management fees and $429,000 higher other operating income.  Other operating income included a $308,000 gain on life insurance proceeds.

Noninterest expense was $20,276,000 in the first nine months of 2010 compared to $19,690,000 in 2009, an increase of $586,000, or 3.0 percent.  The increase was due to higher occupancy and equipment, information technology and loss on sale of foreclosed assets partially offset by lower salaries and benefits and FDIC deposit insurance.  Salaries and benefits decreased $246,000, or 2.6 percent.  Occupancy and equipment expense increased $202,000, or 7.4 percent and information technology was up $248,000, or 18 percent.  In the second quarter 2009, the Company purchased its previously leased branch on Hilton Head Island and reversed approximately $527,000 in accrued rent expense. FDIC deposit insurance decreased $270,000, or 18 percent, to $1,240,000 in 2010.  The second quarter 2009 included a $465,000 special assessment applicable to all FDIC-insured depository institutions.  Loss on sale of foreclosed assets was up $536,000, or 39 percent, due primarily to losses in the third quarter 2010.

The first nine months income tax benefit was $2,180,000 in 2010 compared to $230,000 in 2009.  The income tax benefit was due in part to the impact of tax credits on lower taxable income.  The Company has never recorded a valuation allowance against deferred tax assets.  All deferred tax assets are considered to be realizable due to expected future taxable income and open tax years for which taxable losses could be carried back.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  Loans decreased $51 million the first nine months of 2010.  The Company experienced normal pay downs on loans in 2010, however demand for new loans was weak.  The decrease in loans and influx of deposits from First National was used primarily to increase cash and cash equivalents and investment securities and to pay down short-term borrowings and non-local time deposits.

Average total assets increased 6.9 percent to $1.08 billion in the first nine months of 2010 from $1.01 billion in the same period in 2009.  Total assets were $1.10 billion and $1.04 billion at September 30, 2010 and 2009, respectively, an increase of 5.8 percent.  The increase was primarily related to the Company’s acquisition of First National.

The Company has classified all investment securities as available for sale.  Lower short-term interest rates resulted in an overall net unrealized gain in the investment portfolio.  The Company’s portfolio increased $65 million in 2010 to $153 million at September 30, primarily due to the proceeds from the First National acquisition.  The unrealized gain or loss amounts are included in shareholders’ equity as accumulated other comprehensive income (loss), net of tax.

Deposits were up $62 million in 2010 to $947 million at September 30.  Total deposits include $108 million from the acquisition of First National.  The Company also had significant growth in local money market accounts and noninterest-bearing accounts in 2010 partially offset by a decrease in interest-bearing demand accounts and non-local time deposits.  Brokered time deposits and institutional money market accounts total $116 million at September 30, 2010 compared to $172 million at December 31, 2009.  At September 30, 2010 and December 31, 2009, brokered time deposits include $39 million and $38 million, respectively, of reciprocal deposits from the Company’s local customers that are classified as brokered because they are placed in the CDARS network for deposit insurance purposes.

Loans

The following table shows the composition of the loan portfolio as of September 30, 2010 and December 31, 2009, including a more detailed breakdown of real estate-secured loans by collateral type and purpose.

($ in thousands)	9/30/10	% of Total	12/31/09	% of Total	% Dollar Change
Non-residential real estate
Owner-occupied	$ 120,580	15	$ 108,070	12	12
Non owner-occupied	192,282	23	188,460	22	2.0
Construction	2,219	-	5,352	1	(59)
Commercial land and lot development	44,951	5	47,080	5	(4.5)
Total non-residential real estate	360,032	43	348,962	40	3.2
Residential real estate
Owner-occupied – 1-4 family	80,935	10	95,741	11	(16)
Non owner-occupied – 1-4 family	158,269	19	158,172	18	0.1
Construction	18,271	2	27,061	3	(32)
Residential land and lot development	71,525	8	92,346	10	(23)
Home equity lines	55,818	7	57,527	6	(3.0)
Total residential real estate	384,818	46	430,847	48	(11)
Total real estate loans	744,850	89	779,809	88	(4.5)
Commercial	73,391	9	89,379	10	(18)
Consumer	14,968	2	14,971	2	-
Unearned fees, net	(222)	-	(273)	-	(19)
Total loans, net of unearned fees	$ 832,987	100	$ 883,886	100	(5.8)

Capital Resources

The Subsidiary Banks’ primary regulators have adopted capital requirements that specify the minimum capital level for which no prompt corrective action is required.  In addition, the FDIC has adopted FDIC insurance assessment rates based on certain “well-capitalized” risk-based and equity capital ratios.  Failure to meet minimum capital requirements can result in the initiation of certain actions by the regulators that, if undertaken, could have a material effect on the Company’s and the Subsidiary Banks’ financial statements.  As of September 30, 2010, the Company and the Subsidiary Banks were categorized as well-capitalized under the regulatory framework for prompt corrective action in the most recent notification from the FDIC.  Bryan has agreed with its primary regulator to maintain a Tier 1 Leverage Ratio of not less than 8.00 percent.

Total tangible equity capital for the Company was $84.9 million, or 7.74 percent of total assets at September 30, 2010.  In the second quarter 2010, the Company raised $11.2 million, net of issuance costs, in a common stock offering.  The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

					Well-
($ in thousands)	Company	Savannah	Bryan	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 93,133	$ 64,056	$ 22,612	-	-
Total capital	103,142	71,256	25,178	-	-

Leverage Ratios
Tier 1 capital to average assets	8.07%	7.27%	8.83%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk-weighted assets	11.77%	11.23%	11.16%	4.00%	6.00%
Total capital to risk-weighted assets	13.04%	12.50%	12.42%	8.00%	10.00%

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

During the first nine months of 2010, portfolio loans decreased $51 million to $833 million while deposits increased $62 million to $947 million.  The loan to deposit ratio was 88 percent at September 30, 2010.  In the third quarter 2010, the Company made a final payment to the former owners of Minis in the amount of $1.7 million.  This was an earn-out payment related to the 2007 acquisition of Minis.  In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the FHLB, temporary federal funds purchased lines with correspondent banks and non-local institutional and brokered deposits.  Contingency funding and liquidity sources include the ability to sell loans, or participations in certain loans, to investors and borrowings from the Federal Reserve Bank (“FRB”) discount window.

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB.  Under these agreements, the Subsidiary Banks have pledged certain 1-4 family first mortgage loans, commercial real estate loans, home equity lines of credit and second mortgage residential loans.  The Subsidiary Banks’ individual borrowing limits range from 20 to 25 percent of assets.  In aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $119 million with the FHLB of which $16 million was advanced at September 30, 2010.  These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks.

The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide up to $25 million of funding needs for 30-60 days.  The Subsidiary Banks have been approved to access the FRB discount window to borrow on a secured basis at 50 basis points over the Federal Funds Target Rate.  The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested.  The Subsidiary Banks were approved by the FRB under the borrower-in-custody of collateral (“BIC”) arrangement.  This temporary liquidity arrangement allows collateral to be maintained at the Subsidiary Banks rather than being delivered to the FRB or a third-party custodian.  At September 30, 2010, the Company had secured borrowing capacity of $77 million with the FRB and no amount currently outstanding.

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

The Company’s cash flow, maturity and repricing gap at September 30, 2010 was $90 million at one year, or 9.1 percent of total interest-earning assets.  At December 31, 2009 the gap at one year was $53 million, or 5.5 percent of total interest-earning assets.  Interest-earning assets with maturities over five years totaled approximately $43 million, or 4.3 percent of total interest-earning assets.  See Table 1 for cash flow, maturity and repricing gap.  The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income.  However, interest-earning assets with maturities and/or repricing dates over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

The Company is asset-sensitive within one year.  While net interest income increased in the first nine months of 2010 compared to the same period in 2009, the net interest margin was down slightly.  The interest rate spread was flat in 2010; however, the Company had higher levels of nonaccrual loans and other noninterest-earning assets.  The Company also had a higher level of interest-bearing deposits and investments.  Our investment securities and time deposits continue to re-price lower.  On a linked quarter basis, the third quarter 2010 net interest margin decreased 52 basis points to 3.02 percent from 3.54 percent in the second quarter 2010.

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

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Table 1 – Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of September 30, 2010:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	years	years	years	Total
Interest-earning assets
Investment securities	$ -	$ 13,397	$ 30,211	$ 58,758	$ 28,178	$ 19,881	$ 150,425
Federal funds sold	315	-	-	-	-	-	315
Interest-bearing deposits	49,583	-	814	397	-	-	50,794
Loans - fixed rates	-	131,520	144,980	144,798	37,129	21,386	479,813
Loans - variable rates	-	297,678	8,398	4,367	642	1,253	312,338
Total interest-earnings assets	49,898	442,595	184,403	208,320	65,949	42,520	993,685
Interest-bearing liabilities
NOW and savings	-	7,096	14,191	35,478	42,573	42,574	141,912
Money market accounts	-	74,948	75,751	43,286	64,929	-	258,914
Time deposits	-	119,868	259,236	51,168	28,111	498	458,881
Short-term borrowings	17,177	-	-	-	-	-	17,177
Other borrowings	-	1,498	4,500	6,008	-	-	12,006
FHLB advances – long-term	-	-	2,004	3,511	11	10,134	15,660
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	17,177	213,720	355,682	139,451	135,625	53,206	914,860
Gap-Excess assets (liabilities)	32,721	228,875	(171,279)	68,869	(69,675)	(10,686)	78,825
Gap-Cumulative	$ 32,721	$ 261,596	$ 90,317	$ 159,186	$ 89,511	$ 78,825	$ 78,825
Cumulative sensitivity ratio *	2.90	2.13	1.15	1.22	1.10	1.09	1.09

* Cumulative interest-earning assets / cumulative interest-bearing liabilities

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Ta  Table 2 – Average Balance Sheet and Rate/Volume Analysis – Third Quarter, 2010 and 2009

T      The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned an  and the interest paid during the third quarter of 2010 and 2009.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
9/30/10	9/30/09	9/30/10	9/30/09		9/30/10	9/30/09	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 112,297	$ 4,471	0.27	0.98	Interest-bearing deposits	$ 76	$ 11	$ 65	$ (8)	$ 73
124,212	81,799	2.00	4.31	Investments - taxable	627	888	(261)	(476)	215
7,198	3,976	4.46	5.09	Investments - non-taxable	81	51	30	(6)	36
12,002	10,692	0.30	0.30	Federal funds sold	9	8	1	-	1
801,856	842,298	5.49	5.55	Loans (c)	11,102	11,787	(685)	(127)	(558)
1,057,565	943,236	4.46	5.36	Total interest-earning assets	11,895	12,745	(850)	(2,140)	1,290
100,890	83,635			Noninterest-earning assets
$1,158,455	$ 1,026,871			Total assets

				Liabilities and equity
				Deposits
$ 117,817	$119,632	0.33	0.44	NOW accounts	97	133	(36)	(33)	(3)
18,803	16,210	0.40	0.64	Savings accounts	19	26	(7)	(10)	3
214,413	146,032	1.48	1.72	Money market accounts	799	634	165	(88)	253
46,794	80,315	0.76	1.26	MMA - institutional	90	256	(166)	(101)	(65)
223,286	163,351	2.02	3.23	CDs, $100M or more	1,137	1,330	(193)	(498)	305
82,062	116,761	0.94	1.77	CDs, broker	194	522	(328)	(244)	(84)
203,029	147,381	1.95	3.11	Other time deposits	1,000	1,156	(156)	(431)	275
906,204	789,682	1.46	2.04	Total interest-bearing deposits	3,336	4,057	(721)	(1,154)	433
30,133	42,998	3.65	2.51	Short-term/other borrowings	277	272	5	124	(119)
23,269	15,665	2.80	2.18	FHLB advances - long-term	164	86	78	24	54
10,310	10,310	3.12	3.16	Subordinated debt	81	82	(1)	(1)	-
				Total interest-bearing
969,916	858,655	1.58	2.08	liabilities	3,858	4,497	(639)	(1,082)	443
90,516	81,960			Noninterest-bearing deposits
8,286	6,954			Other liabilities
89,737	79,302			Shareholders' equity
$1,158,455	$ 1,026,871			Liabilities and equity
		2.88	3.28	Interest rate spread
		3.02	3.47	Net interest margin
				Net interest income	$ 8,037	$ 8,248	$(211)	$(1,058)	$ 847
$ 87,649	$ 84,581			Net earning assets
$ 996,720	$871,642			Average deposits
		1.33	1.85	Average cost of deposits
80%	97%			Average loan to deposit ratio

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $8 in the third quarter 2010 and 2009, respectively.
(c) Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Ta  Table 3 – Average Balance Sheet and Rate/Volume Analysis – First Nine Months, 2010 and 2009

T      The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and
t   the interest paid during the first nine months of 2010 and 2009.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
YTD	YTD	YTD	YTD		YTD	YTD	Vari-
9/30/10	9/30/09	9/30/10	9/30/09		9/30/10	9/30/09	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 50,740	$ 5,703	0.29	0.84	Interest-bearing deposits	$ 110	$ 36	$ 74	$ (23)	$ 97
93,552	76,717	2.25	4.62	Investments - taxable	1,576	2,651	(1,075)	(1,360)	285
7,539	2,348	4.49	5.58	Investments - non-taxable	253	98	155	(19)	174
8,805	6,263	0.30	0.26	Federal funds sold	20	12	8	2	6
818,753	839,314	5.56	5.62	Loans (c)	34,022	35,294	(1,272)	(377)	(895)
979,389	930,345	4.91	5.47	Total interest-earning assets	35,981	38,091	(2,110)	(3,897)	1,787
97,434	81,433			Noninterest-earning assets
$1,076,823	$ 1,011,778			Total assets

				Liabilities and equity
				Deposits
$ 122,372	$122,543	0.36	0.48	NOW accounts	332	442	(110)	(110)	-
18,100	15,905	0.43	0.70	Savings accounts	58	83	(25)	(32)	7
192,043	124,157	1.54	1.76	Money market accounts	2,214	1,631	583	(204)	787
59,116	89,891	0.86	1.58	MMA - institutional	380	1,060	(680)	(484)	(196)
184,625	156,011	2.34	3.48	CDs, $100M or more	3,236	4,058	(822)	(1,330)	508
95,208	117,660	1.04	2.20	CDs, broker	739	1,939	(1,200)	(1,021)	(179)
167,879	143,510	2.21	3.34	Other time deposits	2,770	3,589	(819)	(1,213)	394
839,343	769,677	1.55	2.22	Total interest-bearing deposits	9,729	12,802	(3,073)	(3,857)	784
35,983	50,209	3.45	2.05	Short-term/other borrowings	929	769	160	526	(366)
18,335	13,413	2.44	2.18	FHLB advances - long-term	335	219	116	26	90
10,310	10,310	2.98	3.72	Subordinated debt	230	287	(57)	(57)	-
				Total interest-bearing
903,971	843,609	1.66	2.23	liabilities	11,223	14,077	(2,854)	(3,597)	743
84,527	81,760			Noninterest-bearing deposits
5,331	6,488			Other liabilities
82,994	79,921			Shareholders' equity
$1,076,823	$ 1,011,778			Liabilities and equity
		3.25	3.24	Interest rate spread
		3.38	3.45	Net interest margin
				Net interest income	$24,758	$24,014	$ 744	$ (300)	$ 1,044
$ 75,418	$ 86,736			Net earning assets
$ 923,870	$851,437			Average deposits
		1.41	2.01	Average cost of deposits
89%	99%			Average loan to deposit ratio

(a) This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b) The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $24 in the first nine months 2010 and 2009, respectively.
(c) Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Table 4 - Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers.  At September 30, 2010, the Company had unfunded commitments to extend credit of $86 million and outstanding letters of credit of $2 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances – long-term	$ 15,660	$ 2,000	$ 3,500	$ -	$ 10,160
Subordinated debt	10,310	-	-	-	10,310
Operating leases – buildings	5,637	786	1,444	2,737	670
Information technology contracts	1,781	1,250	531	-	-
Total	$ 33,388	$ 4,036	$ 5,475	$ 2,737	$ 21,140

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

The Savannah Bancorp, Inc. (Registrant)

Date: 11/15/10	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 11/15/10	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: November 15, 2010	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer

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

Date: November 15, 2010	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer

Exhibit 32

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2010 (the "Report") of The Savannah Bancorp, Inc. (the "Company") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: 11/15/10	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 11/15/10	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)