Form 10-K
period 2010-12-31
SAVANNAH BANCORP INC
filed 2011-03-31
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes X  No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   No_

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
Large accelerated filer __	Accelerated filer __	Non-accelerated filer __ Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes __ No X

SAVB 2010 Form 10-K

The aggregate market value of the voting and non-voting common equity at June 30, 2010 held by non-affiliates, based on the price of the last trade of $9.76 per share times 5,694,258 non-affiliated shares, was $55,575,956.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
As of February 28, 2011, the registrant had outstanding 7,199,136 shares of common stock.
Portions of the 2010 Annual Report to Shareholders of Registrant are incorporated in Parts I, II and IV of this report.
Portions of the Proxy Statement of Registrant dated April 1, 2011 are incorporated in Part III of this report.

REGISTRANT'S DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated by Reference	Part Number and Item Number of Form 10-K Into Which
Incorporated

Pages F-35 and F-36 of Registrant's 2010 Annual Report to Shareholders	Part II, Item 5, Market for Registrant's Common Equity and Related Shareholder Matters

Pages F-33-35, F-44, F-49-50 of Registrant's 2010 Annual Report to Shareholders	Part II, Item 6, Selected Financial Data

Pages F-33 through F-50 of Registrant's 2010 Annual Report to Shareholders	Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages F-45 through F-48 of Registrant's 2010 Annual Report to Shareholders	Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk

Pages F-3 through F-32 of Registrant's 2010 Annual Report to Shareholders	Part II, Item 8, Financial Statements and Supplementary Data

Pages 4 through 19 of Registrant's Proxy Statement in connection with its Annual Shareholders' Meeting to be held April 21, 2011 (“2011 Proxy Statement”)	Part III, Item 10, Directors and Executive Officers

Page 16 and pages 19 through 25 of Registrant's 2011 Proxy Statement	Part III, Item 11, Executive Compensation

Pages 4 through 12 and page 25 of Registrant's 2011 Proxy Statement	Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Page 27 of Registrant's 2011 Proxy Statement	Part III, Item 13, Certain Relationships and Related Transactions

Pages 28 of Registrant’s 2011 Proxy Statement	Part III, Item 14, Principal Accountant Fees and Services

Pages F-2 through F-32 of Registrant's 2010 Annual Report to Shareholders	Part IV, Item 15, Exhibits and Financial Statement Schedules

                                                                       SAVB 2010 Form 10-K

THE SAVANNAH BANCORP, INC.
2010 ANNUAL REPORT ON FORM 10-K

                                                                       SAVB 2010 Form 10-K

PART I

The Savannah Bancorp, Inc. (the “Company”) may, from time to time, make written or oral forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including statements contained in the Company’s filings with the United States Securities and Exchange Commission (“SEC” or “Commission”) (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to shareholders and in other communications by the Company.  These forward-looking statements may include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and which may change based on various factors, many of which are beyond our control.  The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause our financial performance to differ materially from what is contemplated in those forward-looking statements:
➢
The strength of the United States economy in general and the strength of the local economies in which the Company conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses;

➢	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
➢	Inflation, interest rate, market and monetary fluctuations;
➢	Increases in regulatory capital requirements for banking organizations generally, which may adversely affect the Company’s ability to expand its business or could cause it to shrink its business;
➢
The risks of changes in interest rates and the yield curve on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest rate sensitive assets and liabilities;

➢	Risks related to loans secured by real estate, including further adverse developments in the real estate markets that would decrease the value and marketability of collateral;
➢
Adverse conditions in the stock market and other capital markets and the impact of those conditions on our capital markets and capital management activities, including our investment and wealth management advisory businesses;

➢	The effects of harsh weather conditions, including hurricanes;
➢	Changes in United States foreign or military policy;
➢	The failure to attract or retain key personnel;
➢	The timely development of competitive new products and services by the Company and the acceptance of those products and services by new existing customers;
➢	The willingness of customers to accept third-party products marketed by us;
➢	The willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
➢	The impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);
➢	Technological changes;
➢	Changes in consumer spending and saving habits;
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

The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on our behalf except as may be required by our disclosure obligations in filings we make with the SEC under federal securities laws
                                                                       SAVB 2010 Form 10-K

Item 1. Business

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

As of December 31, 2010, Savannah had nine full service offices and one stand alone ATM, total assets of $789 million, total loans of $610 million, total deposits of $695 million, total shareholders’ equity of $65.1 million and a net loss of $511,000 in 2010.  As of December 31, 2010, Bryan Bank had two full service offices, total assets of $259 million, total loans of $206 million, total deposits of $233 million, total shareholders’ equity of $21.5 million and a net loss of $1.1 million for the year then ended.

In September 2005, the Company formed SAVB Properties, LLC for the primary purpose of owning a 50 percent interest in two real estate partnerships.  Johnson Square Associates, a Georgia general partnership, owns a seven-story, 35,000 square foot building at 25 Bull Street on Johnson Square in downtown Savannah.  The Company currently leases approximately 51 percent of this space for its corporate headquarters and the main office of Savannah.  Whitaker Street Associates, a Georgia Limited Partnership, owns the 80’ x 200’ parking lot directly across Whitaker Street from 25 Bull Street.  Under an agreement with the City of Savannah, the parking lot was re-developed as part of a 3 acre, 1100 space underground parking garage and now includes the structural foundation adequate to support a 6-story building, the maximum height allowed on this property by city ordinances.  On December 28, 2010, the Company sold its 50 percent interest in Whitaker Street Associates for approximately $694,000 and a gain of approximately $255,000.

SAVB 2010 Form 10-K

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

Banking Services

The Company has approximately 188 full time equivalent employees as of December 31, 2010.  The Subsidiary Banks offer a full range of deposit services, including checking accounts, savings accounts and various time deposits ranging from daily money market accounts to long-term certificates of deposit.  The transaction accounts and time deposits are tailored to the principal market areas at rates competitive with those offered in the area.  In addition, retirement accounts such as Individual Retirement Accounts and Simplified Employee Pension accounts are offered.  The FDIC insures all deposit accounts up to the maximum amount of $250,000.  The Subsidiary Banks solicit these accounts from individuals, businesses, foundations, organizations, and governmental authorities.  The Subsidiary Banks participated in the Transaction Account Guarantee Program (“TAGP”), which is part of the FDIC’s voluntary Temporary Liquidity Guarantee Program established in November 2008 through June 2010.  This program was extended until December 31, 2010, however the Banks did not participate after June 30, 2010.  Under the TAGP the FDIC provided full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.25% interest per annum, and Interest and Lawyers Trust Accounts held at participating FDIC insured institutions.  Through the Dodd-Frank Act, this insurance coverage on these accounts was extended for a period of two years to all financial institutions beginning in 2011.

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

The Subsidiary Banks' lending policies provide each lending officer with written guidance for lending activities as approved by the Board of Directors (“Board”) of the Banks.  Real estate loan-to-value guidelines generally conform to regulatory loan-to-value limits.  Additionally, the existence of reliable sources of repayment/cash flow are usually required before making any loan, regardless of the collateral.  Appraisals are obtained as required.  Lending officers or contract inspectors make on-site inspections on construction loans.  Lending authority is delegated to each lending officer by the Credit Committee of each Subsidiary Banks’ Board.  Loans in excess of the individual officer limits must be approved by a senior officer with sufficient approval authority delegated by these committees.  Loans to borrowers whose aggregate combined companywide exposure exceeds $1,500,000 at Savannah and $1,000,000 at Bryan Bank require the approval of the Subsidiary Bank’s Credit Committee.

SAVB 2010 Form 10-K

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

The allowance for loan losses is evaluated as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of the 2010 Annual Report to Shareholders (“2010 Annual Report”) on pages F-38 through F-40.

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

SAVB 2010 Form 10-K

Originally founded in 1932, Minis is a registered investment advisory firm based in Savannah, Georgia.  Minis provides fee-only investment services to individuals, families, employee benefit plans, non-profit organizations and other entities.

The Subsidiary Banks offer cash management services, remote deposit capture, Internet banking, electronic bill payment, non-cash deposit courier service, safe deposit boxes, travelers checks, direct deposit of payroll, U.S. Savings bonds, official bank checks and automatic drafts for various accounts.  The Subsidiary Banks have thirteen automated teller machines and are members of the STAR network of automated teller machines.  The Subsidiary Banks issue ATM and debit cards.  They also offer Discover, VISA and MasterCard credit cards as an agent for a correspondent bank.

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

SAVB 2010 Form 10-K

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

In October 2008, Savannah opened a loan production office located at 400 Main Street in St. Simons Island, Georgia.  This loan production office was closed in September 2010.

On June 25, 2010, Savannah entered into an agreement with the FDIC to purchase substantially all deposits and certain liabilities and assets of First National Bank, Savannah (“First National”).  Through this transaction, Savannah assumed the lease of one of First National’s branches located at 802 First Street, Tybee Island, Georgia.  Deposits, mortgage loans and consumer loans are the primary opportunities for this location which serves a large concentration of higher net worth individuals and is a popular tourist destination.

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

Liquidity and Interest Rate Sensitivity Management

Quantitative disclosures regarding the Company’s liquidity management are included on pages F-45 to F-46 in the 2010 Annual Report.

Interest Rate Risk

Quantitative discussion of the Company’s interest rate risk is included on pages F-45 and F-46 in the 2010 Annual Report.

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

SAVB 2010 Form 10-K

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

Regulators have adopted risk-based capital requirements that specify the minimum level for which no prompt corrective action is required.  In addition, the FDIC adopts FDIC insurance assessment rates based on certain risk-based and equity capital ratios.  The regulators have authority to establish higher capital requirements if they determine that the circumstances of a particular institution require it and to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  The table in Note 16 to the Consolidated Financial Statements in the 2010 Annual Report shows the capital ratios for the Company and Subsidiary Banks and the regulatory minimum capital ratios at December 31, 2010.  The capital ratios of the Company and each Subsidiary Bank exceed the ratios required to be considered "well-capitalized" by the FDIC.

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

SAVB 2010 Form  10-K

Recent Regulatory Developments

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  The Dodd-Frank Act will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system that will be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council (“Oversight Council”), the Fed, the OCC and the FDIC.

Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

The following items provide a brief description of the relevant provisions of the Dodd-Frank Act and their potential impact on our operations and activities, both currently and prospectively.

        Creation of New Governmental Agencies.  The Dodd-Frank Act creates various new governmental agencies such as the Oversight Council and the Bureau of Consumer Financial Protection (“CFPB”), an independent agency housed within the Federal Reserve. The CFPB will have a broad mandate to issue regulations, examine compliance and take enforcement action under the federal financial consumer laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

        Limitation on Federal Preemption.  The Dodd-Frank Act significantly reduces the ability of national banks to rely upon federal preemption of state consumer financial laws. Although the OCC will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to us, with attendant potential significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

        Corporate Governance.  The Dodd-Frank Act addresses investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; and (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers.

        Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act (“FDIA”) also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. This may shift the burden of deposit insurance premiums toward those depository institutions that rely on funding sources other than U.S. deposits. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the

SAVB 2010 Form 10-K

requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase our FDIC deposit insurance premiums. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on business demand deposits.

               Capital Standards.  Regulatory capital standards are expected to change as a result of the Dodd-Frank Act, and in particular as a result of the Collins Amendment.  The Collins Amendment requires that the appropriate federal banking agencies establish minimum leverage and risk-based capital requirements on a consolidated basis for insured depository institutions and their holding companies.  As a result, the Company and Subsidiary Banks will be subject to the same capital requirements, and must include the same components in regulatory capital. One impact of the Collins Amendment is to prohibit bank and bank holding companies from including in their Tier 1 regulatory capital certain hybrid debt and equity securities issued on or after May 19, 2010.

Shareholder Say-On-Pay Votes.  The Dodd-Frank Act requires public companies to take shareholders' votes on proposals addressing compensation (known as say-on-pay), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on the compensation at least every three years and the opportunity to vote on frequency at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially.  The say-on-pay, say-on frequency and the say-on-parachute votes are explicitly nonbinding and cannot override a decision of the Board.

Mortgage Loan Origination and Risk Retention.  The Dodd-Frank Act contains additional regulatory requirements that may affect our mortgage origination and servicing operations, result in increased compliance costs and may impact revenue. For example, in addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to strongly encourage lenders to verify a borrower’s ability to repay. Most significantly, the new standards limit the total points and fees that we and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation issued August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and the practice of steering consumers to loans not in their interest when it will result in greater compensation for a loan originator. These standards will result in a myriad of new controls over processing systems and pricing and compensation policies and practices in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Imposition of Restrictions on Certain Activities.  The Dodd-Frank Act requires new regulations for the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin and reporting. Additionally, the Dodd-Frank Act requires that certain swaps and derivatives activities be “pushed out” of insured depository institutions and conducted in separately capitalized non-bank affiliates and generally prohibits banking entities from engaging in “proprietary trading” or investing in or sponsoring private equity and hedge funds, subject to limited exemptions.

Basel III

As a result of the Dodd-Frank Act’s Collins Amendment, the Company and the Bank Subsidiaries will formally be subject to the same regulatory capital requirements. The current risk-based capital guidelines that apply to the Company are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord (Basel II) for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

SAVB 2010 Form 10-K

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world (Basel III).  The agreement is supported by the U.S. federal banking agencies and the final text of the Basel III rules was released by the Basel Committee on Banking Supervision on December 16, 2010. While the timing and scope of any implementation of
Basel III by the U.S. remains uncertain, the following items provide a brief description of the relevant provisions of Basel III and their potential impact on our capital levels if applied to the Company.

New Minimum Capital Requirements.  Subject to implementation by the U.S. federal banking agencies, Basel III would be expected to have the following effects on the minimum capital levels of banking institutions to which it applies when fully phased in on January 1, 2019:

••
• Minimum Common Equity.  The minimum requirement for common equity, the highest form of loss absorbing capital, will be raised from the current 2.0% level, before the application of regulatory adjustments, to 4.5% after the application of stricter adjustments. This requirement will be phased in by January 1, 2015. As noted below, total common equity required will rise to 7.0% by January 1, 2019 (4.5% attributable to the minimum required common equity plus 2.5% attributable to the “capital conservation buffer” as discussed below).

••
• Minimum Tier 1 Capital.  The minimum Tier 1 capital requirement, which includes common equity and other qualifying financial instruments based on stricter criteria, will increase from 4.0% to 6.0% also by January 1, 2015. Total Tier 1 capital will rise to 8.5% by January 1, 2019 (6.0% attributable to the minimum required Tier 1 capital ratio plus 2.5% attributable to the capital conservation buffer).

••	• Minimum Total Capital. The minimum Total Capital (Tier 1 and Tier 2 capital) requirement will increase to 8.0% (10.5% by January 1, 2019, including the capital conservation buffer).

    Capital Conservation Buffer.  An initial capital conservation buffer of 0.625% above the regulatory minimum common equity requirement will begin in January 2016 and will gradually be increased to 2.5% by January 1, 2019. The buffer will be added to common equity, after the application of deductions. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. It is expected that, while banks would be allowed to draw on the buffer during such periods of stress, the closer their regulatory capital ratios approach the minimum requirement, the greater the constraints that would be applied to earnings distributions.

Countercyclical Buffer.  Basel III expects regulators to require, as appropriate to national circumstances, a “countercyclical buffer” within a range of 0% to 2.5% of common equity or other fully loss absorbing capital. The purpose of the countercyclical buffer is to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth. For any given country, it is expected that this buffer would only be applied when there is excess credit growth that is resulting in a perceived system-wide build up of risk. The countercyclical buffer, when in effect, would be introduced as an extension of the conservation buffer range.

Regulatory Deductions from Common Equity.  The regulatory adjustments (i.e., deductions and prudential filters), including minority interests in financial institutions and deferred tax assets from timing differences, would be deducted in increasing percentages beginning January 1, 2014, and would be fully deducted from common equity by January 1, 2018. Certain instruments that no longer qualify as Tier 1 capital, such as trust preferred securities, also would be subject to phase-out over a 10-year period beginning January 1, 2013.

Non-Risk Based Leverage Ratios.  These capital requirements are supplemented by a non-risk-based leverage ratio that will serve as a backstop to the risk-based measures described above. In July 2010, the Governors and Heads of Supervision agreed to test a minimum Tier 1 leverage ratio of 3.0% during the parallel run period. Based on the results of the parallel run period, any final adjustments would be carried out in the first half of 2017 with a view to adopting the 3.0% leverage ratio on January 1, 2018, based on appropriate review and calibration.

               Adoption.  Basel III was endorsed at the meeting of the G-20 nations in November 2010 and the final text of the Basel III rules was subsequently agreed to by the Basel Committee on Banking Supervision on December 16, 2010. The agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013. At that time, the U.S. federal banking agencies, including the OCC and FDIC, will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards. While the Basel III changes as implemented in the United States will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to us.

SAVB 2010 Form 10-K

Incentive Compensation

On June 25, 2010, the federal banking agencies jointly issued final guidance regarding sound incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. In addition, the Dodd-Frank Act contains prohibitions on incentive-based compensation arrangements, or any feature of such arrangements, that encourage inappropriate risk taking by financial institutions, are deemed to be excessive, or that may lead to material losses.  Also, under the Dodd-Frank Act, a covered financial institution must disclose to its appropriate federal regulator the structure of its incentive-based compensation arrangements sufficient to determine whether the structure provides excessive compensation, fees, or benefits or could lead to material financial loss to the institution. In February 2011, the federal banking agencies issued proposed interagency rules designed to implement the Dodd-Frank Act’s compensation restrictions in a manner consistent with existing compensation standards contained in the FDIA and with the principles outlined in the Incentive Compensation Guidance.

The scope and content of the U.S. banking regulators’ guidance on and rules governing executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such guidance and rules will adversely affect the ability of the Company and its subsidiaries to hire, retain and motivate their key employees.

Other Statutes and Regulations

The Company and the Bank Subsidiaries are subject to a myriad of other statutes and regulations affecting their activities.  Some of the more important include:

OFAC.  The Office of Foreign Assets Control (“OFAC”) is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress.  OFAC sends bank regulatory agencies lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons.  If the Company or the Bank Subsidiaries find a name on any transaction, account or wire transfer that is on an OFAC list, the Company or the Bank Subsidiaries must freeze such account, file a suspicious activity report and notify the appropriate authorities.

Sections 23A and 23B of the Federal Reserve Act.  The Bank Subsidiaries are limited in its ability to lend funds or engage in transactions with the Company or other nonbank affiliates of the Company, and all such transactions must be on an arms-length basis and on terms at least as favorable to the Banks as those prevailing at the time for transactions with unaffiliated companies.  The Banks are also prohibited from purchasing low quality assets from the Company or other nonbank affiliates of the Company.  Outstanding loans from the Banks to the Company or other nonbank affiliates of the Company may not exceed 10% of the Banks’ capital stock and surplus, and the total of such transactions between the Banks and all of its non subsidiary affiliates may not exceed 20% of the Banks’ capital stock and surplus.  These loans must be fully or over-collateralized.

SAVB 2010 Form 10-K

The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The ability of the FRB to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including with respect to the requirement for the OCC, FDIC and FRB to coordinate with one another.

Loans to Insiders.  The Bank Subsidiaries also are subject to restrictions on extensions of credit to executive officers, directors, principal shareholders and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, (ii) must not involve more than the normal risk of repayment or present other unfavorable terms and (iii) may require approval by the Banks’ board of directors.  Loans to executive officers are subject to certain additional restrictions.

               Consumer Regulation. Activities of the Bank Subsidies are subject to a variety of statutes and regulations designed to protect consumers.  These laws and regulations include provisions that:

••	• limit the interest and other charges collected or contracted for by the Banks, including new rules regarding the terms of credit cards and debit card overdrafts;
••	• govern the Banks’ disclosures of credit terms to consumer borrowers;

••	• require the Banks to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the communities it serves;
••	• prohibit the Banks from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit; and

••	• govern the manner in which the Banks may collect consumer debts.

New rules on credit card interest rates, fees, and other terms took effect on February 22, 2010, as directed by the Credit Card Accountability, Responsibility and Disclosure (“CARD”) Act. Among the new requirements are (1) 45-days advance notice to a cardholder before the interest rate on a card may be increased, subject to certain exceptions; (2) a ban on interest rate increases in the first year; (3) an opt-in for over-the-limit charges; (4) caps on high fee cards; (5) greater limits on the issuance of cards to persons below the age of 21; (6) new rules on monthly statements and payment due dates and the crediting of payments; and (7) the application of new rates only to new charges and of payments to higher rate charges.

New rules regarding overdraft charges for debit card and automatic teller machine, or ATM, transactions took effect on July 1, 2010. These rules eliminated automatic overdraft protection arrangements now in common use and required banks to notify and obtain the consent of customers before enrolling them in an overdraft protection plan. For existing debit card and ATM card holders, the current automatic programs expired on August 15, 2010. The notice and consent process is a requirement for all new cards issued on or after July 1, 2010. The new rules do not apply to overdraft protection on checks or to automatic bill payments.

As a result of the turmoil in the residential real estate and mortgage lending markets, there are several concepts currently under discussion at both the federal and state government levels that could, if adopted, alter the terms of existing mortgage loans, impose restrictions on future mortgage loan originations, diminish lenders’ rights against delinquent borrowers or otherwise change the ways in which lenders make and administer residential mortgage loans.  If made final, any or all of these proposals could have a negative effect on the financial performance of the Banks’ mortgage lending operations, by, among other things, reducing the volume of mortgage loans that the Subsidiary Banks can originate and impairing their ability to proceed against certain delinquent borrowers with timely and effective collection efforts.

The deposit operations of the Banks are also subject to laws and regulations that:

••	• require the Banks to adequately disclose the interest rates and other terms of consumer deposit accounts;
••	• impose a duty on the Banks to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records;

••	• require escheatment of unclaimed funds to the appropriate state agencies after the passage of certain statutory time frames; and
••
• govern automatic deposits to and withdrawals from deposit accounts with the Banks and the rights and liabilities of customers who use automated teller machines and other electronic banking services.  As described above, beginning in July 2010, new rules took effect that limited the Banks’ ability to charge fees for the payment of overdrafts for everyday debit and ATM card transactions.

SAVB 2010 Form 10-K

As noted above, the Banks will likely face a significant increase in its consumer compliance regulatory burden as a result of the combination of the newly-established CFPB and the significant roll back of federal preemption of state laws in this area.

Commercial Real Estate Lending.  Lending operations that involve concentrations of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators.  Regulators have issued guidance with respect to the risks posed by commercial real estate lending concentrations.  Commercial real estate loans generally include land development, construction loans and loans secured by multifamily property and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property.  The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:

••	• total reported loans for construction, land development and other land represent 100 percent or more of the institution’s total capital, or
••
• total commercial real estate loans represent 300 percent or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.

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

SAVB 2010 Form 10-K

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

Although the Company is not presently subject to any direct regulatory restrictions on dividends (other than those of Georgia corporate law), the Company has agreed with the FRB Atlanta to obtain approval prior to paying or declaring any dividends to shareholders.  The Company’s long-term ability to pay cash dividends will also depend on the amount of dividends paid by the Subsidiary Banks.  OCC regulations restrict the amount of dividends which Savannah may pay without obtaining prior approval.  Based on such regulatory restrictions without prior approval, Savannah is restricted from paying dividends in a calendar year which exceeds the current year's net income combined with the retained net profits of the preceding two years.  Bryan Bank may pay dividends equal to no more than 50 percent of prior year net income without prior approval from the GDBF.  However, Bryan Bank has agreed with the GDBF and the FDIC to obtain approval prior to paying or declaring any dividends to the Company.  The dividend payout plans of the Subsidiary Banks consider the objective of maintaining their “well-capitalized” status.

The Subsidiary Banks are members of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Agency.  The FHLBs maintain central credit facilities primarily for member institutions.  The Subsidiary Banks, as members of the FHLB of Atlanta, are required to hold shares of capital stock in the FHLB of Atlanta in an amount equal to: (i) 15 basis points of the Bank’s total assets (adjusted annually) and (ii) 4.5 percent of its advances (borrowings) from the FHLB of Atlanta.  The Subsidiary Banks are in compliance with this requirement at December 31, 2010.

SAVB 2010 Form 10-K

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

SAVB 2010 Form 10-K

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

SAVB 2010 Form 10-K

SELECTED STATISTICAL INFORMATION FOR THE COMPANY

Investments

Table 1 - Weighted Average Yields by Maturity

The following table sets forth the amortized cost, fair value and tax-equivalent yields by investment type and contractual maturity at December 31, 2010:

	Amortized ed	Fair	Tax-Equivalent	alent
	Cost	Value	Yield (a)	d (a)
	(Thousands) (%)			(%)
Securities available for sale:
U.S. government-sponsored enterprises (“GSE”) and mortgage-backed:
Within one year	$-	$-	-
One year to five years	1,821	1,825	1.65%
Five years to ten years	-	-	-
Mortgage-backed securities - GSE	120,998	122,191	2.48%
Total	122,819	124,016	2.47%

Other interest-earning investments:
Within one year	100	102	6.38%
One year to five years	510	532	5.54%
Five years to ten years	3,625	3,548	3.36%
Due after ten years	6,050	6,025	6.16%
Restricted equity securities	3,876	3,876	1.64%
Total	14,161	14,083	4.19%
Total securities available for sale	$136,980	$138,099	2.65%

(a) The yield is calculated on the amortized cost of the securities.

                                                                       SAVB 2010 Form 10-K

Loans

Following is certain information regarding the loan portfolio as of December 31, 2010 on a consolidated basis.

Table 2 - Loan Repricing Opportunities

The following table sets forth certain loan maturity and repricing information as of December 31, 2010.  Loan renewals generally reprice relative to the prime rate in effect at the time of the renewal.  Management expects that certain real estate mortgage loans which have maturities of one to three years with longer amortization periods will renew at maturity.

($ in thousands) Loan Category	One Year or Less	After One Year Through Five years	Over Five Years	Total
Real estate-construction and development	$ 18,192	$ 255	$ -	$ 18,447
Commercial	51,088	22,111	342	73,541
Total	$ 69,280	$ 22,366	$ 342	$ 91,988

Loans with fixed rates	$ 27,715	$ 22,366	$ 342	$ 50,423
Loans with floating and adjustable rates	41,565	-	-	41,565
Total	$ 69,280	$ 22,366	$ 342	$ 91,988

Nonaccrual, Past Due and Restructured Loans

At December 31, 2010 and 2009, nonperforming loans were $35,900,000 and $34,115,000, respectively.  At December 31, 2010, the Subsidiary Banks had nonaccruing loans of $32,836,000 and $3,064,000 in loans past due 90 days or more.  Interest income of $821,000 was recognized on impaired loans in 2010.

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

Loan Concentrations

Most of the Company’s business activity is with customers located within Chatham and Bryan County, Georgia and southern Beaufort County, South Carolina.  Table 7 on page F-44 of the 2010 Annual Report provides details of the various real estate loan concentrations.  The Company has no loans that are considered to be highly leveraged transactions or foreign credits.

Allowance for Loan Losses

See pages F-38 through F-41 of the 2010 Annual Report for details about the activity and breakdown of the allowance for loan losses and additional information regarding accounting estimates in the allowance.

Deposits

Deposit Average Balances and Rates Paid

Tables 9 and 10 on pages F-49 and F-50 of the 2010 Annual Report summarize the average balances of the Company’s deposits and the average rates paid on such deposits during 2010, 2009 and 2008.

SAVB 2010 Form 10-K

Table 3 - Long-term Obligations

The following table includes a breakdown of payment obligations due under long-term contracts:

($ in thousands)	Payments Due by Period
		Less than	1 - 3 3	4 - 5	More than
Contractual Obligations	Total l	1 Year r	Years	Years	5 Years
FHLB advances	$ 17,658 8	$ 4,0000	$ 3,5000	$ -	$ 10,1588
Subordinated debt	10,3100	-	-	-	10,3100
Operating leases - buildings	6,3011	9377	1,4677	1,2200	2,6777
Long-term contracts	6,2455	1,2000	2,4733	2,5722	-
Total	$ 40,5144	$ 6,1377	$ 7,4400	$ 3,7922	$ 23,1455

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

Credit Risk

Our business has been adversely affected by unfavorable market conditions in the local economies in which we operate.

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

Any adverse market or economic conditions in coastal Georgia and South Carolina may disproportionately increase the risk that our borrowers will be unable to make their loan payments.  In addition, the market value of the real estate securing loans could be adversely affected by unfavorable changes in market and economic conditions.  The Bluffton/Hilton Head Island (“Bluffton/HHI”) market experienced a pronounced slowdown beginning in 2007 which seriously and adversely affected our residential real estate loans that were originated in that market.  The Company has also experienced a slowdown in its other real estate markets.  As of December 31, 2010, approximately 89% of our loans held for investment were secured by real estate.  Of the commercial real estate loans in our portfolio, approximately 34% represent properties owned and occupied by businesses to which we have extended loans.  The current sustained period of increased payment delinquencies, foreclosures and losses caused by adverse market and economic conditions in coastal Georgia and South Carolina has adversely affected the value of our assets, our revenues, results of operations and overall financial condition and is likely to continue to at least in the short term.

SAVB 2010 Form 10-K

Our business is concentrated in the areas of Chatham and Bryan County, Georgia and southern Beaufort County, South Carolina, which have been negatively impacted by current economic conditions and may be susceptible to natural disasters, which could adversely affect our operations and financial condition.

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

Turmoil in the real estate markets and the tightening of credit have adversely affected the financial services industry and may continue to adversely affect our business, financial condition and results of operations.

Turmoil in the housing and real estate markets, including falling real estate prices, increasing foreclosures, and rising unemployment, have negatively affected the credit performance of loans secured by real estate and resulted in significant write-downs of asset values by banks and other financial institutions. Over the last few years, these write-downs caused many banks and financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with other financial institutions and, in some cases, to fail. As a result, many lenders and institutional investors reduced or ceased providing credit to borrowers, including other financial institutions, which, in turn, led to the global credit crisis.

This market turmoil and credit crisis have resulted in an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. As previously noted, our market areas have been adversely impacted by the economic crisis.  The degree and timing of economic recovery (or further recovery) remain uncertain. The resulting economic pressure on consumers and businesses and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations and may continue to result in credit losses and write-downs in the future.

SAVB 2010 Form 10-K

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

Our results of operations are affected by the policies of monetary authorities, particularly the Federal Reserve.  Changes in interest rates can affect the number of loans we originate, as well as the value of our loans and other interest-bearing assets and liabilities and the ability to realize gains on the sale of those assets and liabilities.  Prevailing interest rates also affect the extent to which borrowers prepay loans owned by us.  When interest rates decrease, borrowers are more likely to prepay their loans, and vice versa.  We may be required to invest funds generated by prepayments at less favorable interest rates.  Increases in interest rates could hurt the ability of borrowers who have loans with floating interest rates to meet their increased payment obligations.  If those borrowers were not able to make their payments, then we could suffer losses, and our level of nonperforming assets could increase.

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

As prescribed by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other,” we undertake an annual review of the goodwill asset balance reflected in our financial statements. We conduct an annual review for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit.  Goodwill was evaluated for impairment as of August 31, 2010 and based on that evaluation it was determined that there was no impairment.  As of December 31, 2010, we had $2.5 million in goodwill related to Minis.  Future goodwill impairment tests may result in future non-cash charges, which could adversely affect our earnings for any such future period.

SAVB 2010 Form 10-K

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

Deposit balances in excess of the FDIC's $250,000 insurance limit per depositor are uninsured deposits.  Customers with uninsured deposits are more sensitive to financial or reputation risk than insured depositors.  Consequently, uninsured deposits do not provide the same stability to our deposit base as insured deposits.  Our liquidity may be negatively affected by a decline in uninsured deposits due to a loss of investor confidence and a flight to insured deposits at other financial institutions.

The Banks participated in the FDIC’s voluntary Transaction Account Guarantee Program (the “TAGP”).  Under the TAGP the FDIC provided full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, NOW accounts paying less than 50 basis points per annum, and Interest on Lawyers Trust Accounts (“IOLTA”) held at participating FDIC insured institutions.  The FDIC extended the TAGP until December 31, 2010, from its current expiration date of June 30, 2010.  In connection with its extension of the TAGP, the FDIC lowered the ceiling on covered IOLTA and NOW accounts to 25 basis points from 50 basis points. In conjunction with the increased deposit insurance coverage, insurance assessments also increased. The Banks opted out of this program at June 30, 2010.  Through the Dodd-Frank Act, this insurance coverage on these accounts was extended for a period of two years beginning in 2011.

Diminished access to alternative sources of liquidity could adversely affect our net income, net interest margin and our overall liquidity.

We currently have and historically have had access to a number of alternative sources of liquidity, but given the recent and dramatic downturn in the credit and liquidity markets, there is no assurance that we will be able to continue to obtain such liquidity on terms that are favorable to us, or at all. For example, the cost of out-of-market deposits could exceed the cost of deposits of similar maturity in our local market area, making them unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; and, given recent downturns in the economy, there may not be a viable market for raising equity capital.  Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include borrowings from the FHLB and the Federal Reserve Bank of Atlanta, internet certificates of deposit and brokered deposits.  If our access to these sources of liquidity is diminished, or only available on unfavorable terms, then our income, net interest margin and our overall liquidity likely would be adversely affected.

SAVB 2010 Form 10-K

Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect financial results.

In general, the amount, type and cost of our funding, including from other financial institutions, the capital markets and deposits, directly impacts our costs in operating our business and growing our assets and therefore, can positively or negatively affect our financial results. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, financial results and losses, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources than we do. In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase the cost of funds.

A promissory note contains financial covenants and a guarantee of the Company.

The Company has a related party promissory note (“Note”) in the amount of $10.5 million as of December 31, 2010.  The Note is secured by the unconditional guarantee of the Company and SAVB Holdings’ blanket assignment or pledge of all of its assets and the proceeds thereof to the Note’s holder.  The Note contains the following financial covenants: (i) during the term of the Note, the dividends paid out by the Company, on a quarterly basis, shall not exceed 50 percent of the Company’s after tax net income for the preceding quarter; (ii) Savannah and Bryan shall each maintain a “well-capitalized” status as determined by the Office of the Comptroller of the Currency (the “OCC”) and the Georgia Department of Banking and Finance (the “GDBF”), respectively; (iii) on the last day of each calendar quarter during the term of the Note, SAVB Holdings shall maintain a loan-to-value ratio of at least 1.00:1.00; and (iv) on the last day of each calendar quarter during the term of the Note, the amount of nonperforming assets of the Company shall not exceed 4.75 percent of the total assets of the Company.  The Company’s non-compliance with any of the aforementioned covenants would result in an increase in the interest rate payable pursuant to the Note by 50 basis points in the event of noncompliance with the covenant described in (iv) above and by 200 basis points in the event of noncompliance with the covenants described in (i), (ii) or (iii) above.  At December 31, 2010, the Company met all covenants contained in the Note.

Operational Risk

Future departures of our key personnel may impair our operations.

We are, and for the foreseeable future will be, dependent on the services of John C. Helmken II, President and Chief Executive Officer of the Company and Chief Executive Officer of Savannah; R. Stephen Stramm, Executive Vice President – Lending of the Company and of Savannah; Michael W. Harden, Jr., Chief Financial Officer of the Company and Savannah; Jerry O’Dell Keith, a Vice President of the Company and President and CEO of Bryan Bank, and Holden T. Hayes, President of Savannah.  Should the services of any of Messrs. Helmken, Stramm, Harden, Keith or Hayes become unavailable, there can be no assurance that a suitable successor could be found who will be willing to be employed upon terms and conditions acceptable to us.  A failure to replace any of these individuals promptly, should his services become unavailable, could have a material adverse effect on our results of operations and financial performance.  These risks are heightened by the fact that none of these officers has entered into employment agreements with the Company or Banks.

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

SAVB 2010 Form 10-K

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

In February 2009, the FDIC adopted a long-term DIF restoration plan as well as an additional emergency assessment for 2009.  The restoration plan increases base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio.  Banks in the best risk category paid initial base rates ranging from 12 to 16 basis points of assessable deposits beginning April 1, 2009.  Additionally, the FDIC adopted a final rule imposing a special emergency assessment on all financial institutions of 5 basis points of total assets minus Tier 1 capital as of June 30, 2009.  Our special emergency assessment totaled $425,000 and was collected on September 30, 2009.  The FDIC is also permitted to impose an emergency special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.  The FDIC has not to date imposed such an assessment.  The increase in assessments by the FDIC could have a material adverse effect on our earnings.  On November 12, 2009, the FDIC imposed a requirement on all financial institutions to prepay three years of FDIC insurance premiums.  On December 30, 2009, we prepaid $5.1 million of FDIC insurance premiums for the next three years.

We are subject to regulation, examination and scrutiny by a number of regulatory authorities, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations or financial position, and could become subject to formal or informal regulatory orders.

Our parent bank holding company, each of its subsidiary banks, and each of their affiliated entities, are subject to examination by federal and state banking regulators. Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on us and our banking subsidiaries and their affiliates if they determine, upon conclusion of their examination or otherwise, violations of laws with which we or our subsidiaries must comply, or weaknesses or failures with respect to general standards of safety and soundness, including, for example, in respect of any financial concerns that the regulators may identify and desire for us to address. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital levels of the institutions, and regardless of prior examination findings. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective actions. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. The imposition of regulatory sanctions, including monetary penalties, may have a material impact on our financial condition and results of operations, and damage to our reputation, and loss of our financial services holding company status. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities, and limit our ability to raise capital.

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

SAVB 2010 Form 10-K

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

Changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies, could materially impact our financial statements.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the regulatory agencies, the Financial Accounting Standards Board, and other authoritative bodies change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

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

SAVB 2010 Form 10-K

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

The failure of other financial institutions, both nationally and in our market area, could adversely affect us.

Our ability to engage in routine transactions, including, for example, funding transactions, could be adversely affected by the actions and potential failures of other financial institutions nationally and in our market area.  From January 2009 until February 2011, 52 of the 320 banks closed nationally, or approximately 16%, have occurred in the State of Georgia. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with a variety of counterparties in the financial services industry.  As a result, defaults by, or even rumors or concerns about, one or more financial institutions with which we do business, or the financial services industry generally, have led to market-wide liquidity problems in the past and could do so in the future and could lead to losses or defaults by us or by other institutions.  Many of these transactions expose us to credit risk in the event of default of our counterparty or client.  In addition, our credit risk may be exacerbated when the collateral we hold cannot be sold at prices that are sufficient for us to recover the full amount of our exposure.  Any such losses could materially and adversely affect our financial condition and results of operations.

As a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations.

Sustained weakness in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse impacts on our business:

••	• a decrease in the demand for loans and other products and services offered by us;

••	• a decrease in the fair value of nonperforming assets or other assets secured by consumer or commercial real estate;

••	• an increase or decrease in the usage of unfunded commitments; or

••	• an increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.

Any such increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans.

The impact of emergency measures designed to stabilize the U.S. banking system is unknown.

Since mid-2008, a host of legislation and regulatory actions have been implemented in response to the financial crisis and the recession. Some of the programs are beginning to expire and the impact of the wind-down of these programs on the financial sector, including our counterparties, and on the economic recovery is unknown.

SAVB 2010 Form 10-K

••	• The Troubled Asset Relief Program (“TARP”), established pursuant to the Emergency Economic Stabilization Act (the “EESA”) legislation, expired on October 3, 2010.

••
• Since 2008, the Federal Reserve has purchased several trillion dollars of mortgage-related assets in order to support the mortgage lending industry during the financial crisis. The Federal Reserve is beginning to reduce its balance sheet as the financial crisis appears to abate, with the result that the supply of mortgage related assets on the market may increase substantially.

••
• As part of its response to the financial crisis, the Federal Reserve has maintained interest rates at historically low levels. The chairman of the Federal Reserve has indicated that rates will remain low at least for several months in 2011, but an increase in rates could occur in the coming year.

In addition, a stall in the economic recovery could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The small to medium-sized businesses we lend to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to us that could materially harm our operating results.

We make loans to professional firms and privately owned businesses that are considered to be small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay our loan. A continued economic downturn and other events that negatively impact our target markets could cause us to incur substantial loan losses that could materially harm our operating results.

The Dodd-Frank Act could increase our regulatory compliance burden and associated costs or otherwise adversely affect our business.

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry.

The Dodd-Frank Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on the Company and on the financial services industry as a whole will be clarified as those regulations are issued.  The Dodd-Frank Act addresses a number of issues including capital requirements, compliance and risk management, debit card overdraft fees, healthcare, incentive compensation, expanded disclosures and corporate governance.  The Dodd-Frank Act establishes the CFPB which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards.  States will be permitted to adopt stricter consumer protection laws and can enforce consumer protection rules issued by the CFPB.

The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, including increasing the costs associated with our regulatory examinations and compliance measures.  The changes resulting from the Dodd-Frank Act, as well as the resulting regulations promulgated by federal agencies, may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to comply with new laws and regulations.

Future legislation could impact our business, financial condition and results of operations.

Congress is considering additional proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may significantly change existing banking statutes and regulations, as well as our current

SAVB  2010 Form 10-K

operating environment. If enacted, such legislation could increase or decrease the cost of doing business, impose new operational requirements, increase our consumer compliance obligations, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

The short- and long-term impact of a likely new capital framework is uncertain.

For U.S. banking institutions with assets of less than $250 billion and foreign exposures of less than $10 billion, including the Company and the Banks, a proposal is currently pending that would apply the “standardized approach” of the new risk-based capital standards developed by the Basel Committee on Banking Supervision (“Basel II”) to such banks. As a result of the recent deterioration in the global credit markets and increases in credit, liquidity, interest rate, and other risks, the U.S. banking regulators have discussed possible increases in capital requirements, separate from the standardized approach of Basel II. Furthermore, in September 2009, the Treasury issued principles for international regulatory reform, which included recommendations for higher capital standards for all banking organizations to be implemented as part of a broader reconsideration of international risk-based capital standards developed by Basel II. Any new capital framework is likely to affect the cost and availability of different types of credit. U.S. banking organizations are likely to be required to hold higher levels of capital and could incur increased compliance costs. It is unclear at this time if similar increases in capital standards will be incorporated into a revised Basel II proposal that would be adopted by international financial institution. Any of these developments, including increased capital requirements, could have a material negative effect on our business, results of operations and financial condition.

New rules that took effect in July 2010 may limit our ability to charge overdraft fees and may reduce our noninterest income.

New rules regarding overdraft charges for every day debit card and ATM transactions took effect on July 1, 2010. These rules do away with the automatic overdraft protection arrangements now in common use and require us to notify and obtain the consent of customers before enrolling them in an overdraft protection plan. The new rules limit the Banks’ ability to charge fees for the payment of overdrafts for every day debit and ATM card transactions and may reduce our noninterest income.

Common Stock Marketability Risk

Our authorized preferred stock exposes holders of our common stock to certain risks.

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock, par value $1.00 per share.  The authorized but unissued preferred stock constitutes what is commonly referred to as "blank check" preferred stock.  This type of preferred stock may be issued by us, at the direction of our Board, from time to time on any number of occasions, without shareholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board stating (i) the dividend rate or the amount of dividends to be paid thereon, whether dividends shall be cumulative and, if so, from which date(s), the payment date(s) for dividends, and the participating or other special rights, if any, with respect to dividends; (ii) the voting powers, full or limited, if any, of shares of such series; (iii) whether the shares of such series shall be redeemable and, if so, the price(s) at which, and the terms and conditions on which, such shares may be redeemed; (iv) the amount(s) payable upon the shares of such series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company; (v) whether the shares of such series shall be entitled to the benefit of a sinking or retirement fund to be applied to the purchase or redemption of such shares, and if so entitled, the amount of such fund and the manner of its application, including the price or prices at which such shares may be redeemed or purchased through the application of such funds; (vi) whether the shares of such series shall be convertible into, or exchangeable for, shares of any other class or classes of stock of the Company, and, if so, the conversion price(s), or the rate(s) of exchange, and the adjustments thereof, if any, at which such conversion or exchange may be made, and any other terms and conditions of such conversion and exchange; (vii) the price or other consideration for which the shares of such series shall be issued; (viii) whether the shares of such series which are redeemed or converted shall have the status of authorized but unissued shares of serial preferred stock and whether such shares may be reissued as shares of the same or any other series of serial preferred stock; and (ix) whether the shares of such series shall be entitled to other rights,

SAVB 2010 Form 10-K

preferences and privileges.  Such preferred stock may provide our Board the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise.  Consequently, the preferred stock could entrench our management.  The market price of our common stock could be depressed to some extent by the existence of the preferred stock.  Moreover, any preferred stock that is issued will rank ahead of our common stock, in terms of dividends, priority and liquidation preferences and may have greater voting rights than our Company’s common stock.  No shares of preferred stock have been issued as of December 31, 2010.

Our directors and executive officers own a significant portion of our common stock.

As of December 31, 2010, our directors and executive officers, collectively, beneficially owned approximately 16 percent of our outstanding common stock.  As a result of their ownership, the directors and executive officers, as a group, have the ability to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors and the approval of mergers and other significant corporate transactions, even if their interests conflict with those of other shareholders, which could adversely affect the market price of our common stock.

The OCC, FDIC, GDBF, FRB or other entities may impose dividend payment and other restrictions on the Subsidiary Banks and the Company which would impact our ability to pay dividends to shareholders.

The OCC, FDIC and the GDBF are the primary regulatory agencies that examine the Subsidiary Banks.  The FRB is the regulatory agency that examines the Company.  Under certain circumstances, including any determination that the activities of a holding company, a bank or their subsidiaries constitute unsafe and unsound banking practices, the regulators have the authority by statute to restrict the Company ability to pay dividends to its shareholders as well as the Subsidiary Banks’ ability to transfer assets, make shareholder distributions, and redeem preferred securities or pay dividends to the parent company.  The Company has agreed with the FRB Atlanta to obtain approval prior to paying or declaring any dividends to shareholders and Bryan Bank has agreed with the GDBF and the FDIC to obtain approval prior to paying or declaring any dividends to the Company.   In addition, as noted previously, one of our loan agreements contains a covenant that restricts quarterly dividends to 50 percent of quarterly net income.

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

SAVB 2010 Form 10-K

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

We have various obligations to issue additional shares of common stock in the future.  These obligations include non-qualified and incentive stock options as detailed in Note 15 on page F-24 to the Consolidated Financial Statements in the 2010 Annual Report.

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

SAVB 2010 Form 10-K

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock.  We, therefore, can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the market price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.  As of December 31, 2010, there were 7,198,863 shares of common stock outstanding.  The price of our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

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

Our stock price has been and may continue to be volatile and the value of your investment may decline.

The trading price of our common stock has been and may continue to be volatile and subject to wide fluctuations in price. The stock market in general, and the market for commercial banks and other financial services companies in particular, has experienced significant price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Furthermore, the value of your investment may decline, and you may be unable to sell your shares of our common stock at or above the offering price.

A holder with as little as a 5% interest in the Company could, under certain circumstances, be subject to certain restrictions, including regulation as a “bank holding company.”

Any entity (including a group of investors acting in concert) owning 25% or more of our outstanding common stock, or 5% or more if such holder otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the Bank Holding Company Act of 1956, as amended, or the BHCA. In addition, (1) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the FRB under the BHCA to acquire or retain 5% or more of our outstanding common stock and (2) any person other than a bank holding company may be required to obtain regulatory approval under the Change in Bank Control Act of 1978, as amended, to acquire or retain 10% or more of our outstanding common stock. Becoming a bank holding company imposes certain statutory and regulatory restrictions and burdens, and might require the holder to divest all or a portion of the holder’s investment in our common stock. In addition, because a bank holding company is required to provide managerial and financial strength for its bank subsidiary, such a holder may be required to divest investments that may be deemed incompatible with bank holding company status, such as a material investment in a company engaged in  activities unrelated to banking.  Further, subject to an FDIC policy statement published in August 2009 (and clarified in January and April 2010), under certain circumstances, holders of 5% or more of our securities could be subject to certain restrictions, such as an inability to sell or trade their securities for a period of three years, among others, in order for us to participate in an FDIC-assisted transaction of a failed bank.  An entity (or group of investors) that owns or controls 10% or more of our common securities but less than 25% and that seeks to avoid designation as a bank holding company will be required to enter into passivity commitments with the FRB that prevent the entity from exercising control.  The FRB also may require passivity commitments from an entity that owns or controls 5% or more of any class of our voting securities.

SAVB 2010 Form 10-K

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

See Note 6 and Note 17 of Notes to Consolidated Financial Statements on page F-19 and page F-25 of the Registrant's 2010 Annual Report, which is specifically incorporated herein by reference.

Savannah's main office is located at 25 Bull Street, Savannah, Georgia, on the ground floor of a seven story office building located on Johnson Square in downtown Savannah.  The building also serves as the headquarters for the Company.  Savannah has leased space at this location since 1990.  The Company signed a new lease as of February 1, 2010 increasing the total square footage rented in the building to approximately 21,000 square feet, which is 51% of the building.  Minis and the Trust Department of Savannah moved into the building from other leased space in 2010.  The Company is responsible for its pro rata share of operating cost increases in utilities, janitorial services, property taxes and insurance.  In September 2005, SAVB Properties LLC, a subsidiary of the Company, acquired a 50 percent interest in Johnson Square Associates, LLP, which owns the 25 Bull Street property.

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

During 1995, Savannah entered into a three-year ground lease with seven five-year renewal options on land located at 100 Chatham Parkway.  Savannah also has a right of first refusal to buy the property at appraised value should the owner ever decide to sell the property.  The location is at the intersection of Chatham Parkway and U.S. Highway 80, a major commercial and industrial intersection in west Chatham County.   Savannah made land improvements and constructed a 2,200 square-foot banking facility including four drive-through lanes and an ATM drive-through lane.  The West Chatham Office opened for business on November 20, 1995.

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

SAVB 2010 Form 10-K

On January 31, 2007, Harbourside entered into a lease agreement, effective October 1, 2007, for approximately 4,500 square feet of office space on Bluffton Parkway in Bluffton, South Carolina.  The lease is on a new building for a 10-year initial lease term with three five-year renewal options.  The tenant is responsible for all taxes, insurance and maintenance.  After three years the rent adjusted three percent.  The branch is now a branch of Savannah.

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

On June 25, 2010, Savannah assumed a lease for an approximately 2,000 square foot branch located at 802 First Street, Tybee Island, Georgia through an agreement with the FDIC.  This lease runs through September 2011 and has two 5 year renewal terms.  The rent would adjust annually by an amount that approximates the increase in the Consumer Price Index, if Savannah exercises the 5 year renewal option.

Item 3. Legal Proceedings

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings incidental to the business of the Company or the Subsidiary Banks.

Item 4. Removed and Reserved

                                                                       SAVB 2010 Form 10-K

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Incorporated herein by reference to sections entitled “Table 4 - Market for Registrant's Common Equity and Related Shareholder Matters” on page F-35 through F-36 of the Financial Statement Section of the 2010 Annual Report.

Item 6. Selected Financial Data

Incorporated herein by reference to sections entitled “Table 1– Selected Financial Condition Highlights – Five-Year Comparison,” “Table 2 – Selected Operating Highlights – Five-Year Comparison,” “Table 3 – Selected Quarterly Data,”  “Table 6 – Allowance for Loan Losses and Nonperforming Assets,” “Table 7 – Loan Concentrations,” “Table 9 – Average Balance Sheet and Rate/Volume Analysis-2010 and 2009” and “Table 10 – Average Balance Sheet and Rate/Volume Analysis-2009 and 2008” in the Registrant’s MD&A on pages F-33 through F-50 of the Financial Statement Section of the 2010 Annual Report.  Additional selected financial data is included on pages 20 through 22 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The MD&A on pages F-33 through F-50 of the Financial Statement Section of the 2010 Annual Report are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Incorporated herein by reference to the sections entitled “Liquidity and Interest Rate Sensitivity Management” and “Table 8 – Cash Flow/Maturity Gap and Repricing Data” in the Registrant’s MD&A on pages F-45, F-46 and F-48 of the Financial Statement Section of the 2010 Annual Report.

Item 8. Financial Statements and Supplementary Data

(a)
1.        Financial Statements – See listing in Item 15
2.        Financial Statement Schedules -- See Item 15

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

SAVB 2010 Form 10-K

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to the sections entitled “Election of Directors,” “Information about the Board of Directors and Certain Committees” and “Executive Compensation and Benefits” in the Registrant’s Proxy Statement dated April 1, 2011 and filed on March 31, 2011.  All transactions required pursuant to the insider trading regulations were filed on either Form 4 or Form 5 of the SEC.  The required Code of Ethics disclosures are also incorporated by reference to the section entitled “Code of Business Conduct and Ethics” in the Registrant’s Proxy Statement dated April 1, 2011.

Item 11. Executive Compensation

Incorporated herein by reference to the sections entitled “Information about the Board of Directors and Certain Committees” under the caption “Compensation Committee” and “Executive Compensation and Benefits” in the Registrant’s Proxy Statement dated April 1, 2011 and filed on March 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to the sections entitled “Election of Directors” and “Ownership of Equity Securities” in the Registrant’s Proxy Statement dated April 1, 2011 and filed on March 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference, the information contained in Note 5 and Note 11 to the Consolidated Financial Statements and under the caption “Certain Transactions” and “Information about the Board of Directors and Certain Committees” in the Registrant’s Proxy Statement dated April 1, 2011 and filed on March 31, 2011.

SAVB 2010 Form 10-K

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to the information under the caption entitled “Principal Accountant Fees and Services” in the Registrant’s Proxy Statement dated April 1, 2011 and filed on March 31, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

1.	Financial statements

Incorporated herein by reference to the financial statements, together with the applicable report of independent accountants, are included on pages F-2 through F-32 of the Financial Statement Section of the 2010 Annual Report.  The index for the financial statements is as follows:

Financial Statement	Page

(i) Report of Independent Registered Public Accounting Firm	F-2

(iii) Consolidated Balance Sheets
December 31, 2010 and 2009	F-3

(iv) Consolidated Statements of Operations for the Years
Ended December 31, 2010, 2009 and 2008	F-4

(v) Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended December 31, 2010, 2009 and 2008	F-5

(vi) Consolidated Statements of Cash Flows for the Years
Ended December 31, 2010, 2009 and 2008	F-6

(vii) Notes to Consolidated Financial Statements	F-7 to F-32

2.	Required financial statement schedules

Other schedules and exhibits are not required information or are inapplicable and, therefore, have been omitted.

3.	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

                                                                       SAVB 2010 Form 10-K

Index to Exhibits

         Exhibit
         Number            Description
  3.1 *       Articles of Incorporation
  3.2 *       By-laws as amended
10.1 *       Lease for Bank site at 25 Bull Street and Assumption of Lease
10.5 *       Form of Organizers' Stock Option Agreement
10.6 *       Lease for Mall Boulevard Office dated February 14, 1992
10.7	The Savannah Bancorp, Inc. Incentive Stock Option Plan approved by shareholders on April 18, 1995
10.8	Amendment to The Savannah Bancorp, Inc. Incentive Stock Option Plan approved by shareholders on April 16, 1996.
10.9 *	The Savannah Bancorp, Inc. 2005 Omnibus Stock Ownership and Long Term Incentive Plan approved by shareholders on April 21, 2005.
11	Computation of Earnings Per Share **
** Earnings per share data is provided in Note 1 to the consolidated financial statements in the 2010 Annual Report.
13	2010 Annual Report to Shareholders
21	Subsidiaries of Registrant
22             Proxy Statement for Annual Meeting – filed in DEF 14A on March 31, 2011
23.1	Consent of Mauldin & Jenkins, LLC, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                                                       SAVB 2010 Form 10-K

Signature Page

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 30 - 31, 2011 by the undersigned, thereunto duly authorized.

THE SAVANNAH BANCORP, INC.

/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Directors:

/s/ J. Wiley Ellis J. Wiley Ellis Chairman of the Board	/s/ Berryman W. Edwards Berryman W. Edwards	/s/ J. Toby Roberts, Sr. J. Toby Roberts, Sr.

/s/ Robert H. Demere, Jr. Robert H. Demere, Jr. Vice Chairman	/s/ L. Carlton Gill L. Carlton Gill	/s/ James W. Royal, Sr. James W. Royal, Sr.

/s/ Francis A. Brown Francis A. Brown	/s/ John C. Helmken II John C. Helmken II	/s/ Robert T. Thompson, Jr. Robert T. Thompson, Jr.

/s/ Russell W. Carpenter Russell W. Carpenter	___________________________ Aaron M. Levy

/s/ Clifford H. Dales Clifford H. Dales	/s/ J. Curtis Lewis III J. Curtis Lewis III

/s/ M. Lane Morrison M. Lane Morrison

                                                                       SAVB 2010 Form 10-K