Form 10-Q
period 2011-03-31
SAVANNAH BANCORP INC
filed 2011-05-16
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
                                                                          (Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,199,136 common shares, $1.00 par value, at April 29, 2011.

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
March 31, 2011

Page

Cover Page	1

Form 10-Q Index	2

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2011 and 2010 and December 31, 2010	3

Consolidated Statements of Operations
for the Three Months Ended March 31, 2011 and 2010	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Three Months Ended March 31, 2011 and 2010	5

Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2011 and 2010	6

Condensed Notes to Consolidated Financial Statements	7-16

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	17-29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

Part II – Other Information
Item 6. Exhibits	29
Signatures	30

Part I – Financial Information
Item 1.  Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	March 31,	December 31,	March 31,
	2011	2010	2010
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 14,074	$ 17,990	$ 45,685
Federal funds sold	155	110	9,205
Interest-bearing deposits in banks	41,679	40,836	5,259
Cash and cash equivalents	55,908	58,936	60,149
Securities available for sale, at fair value (amortized
cost of $121,310, $136,980 and $81,514)	122,323	138,099	82,128
Loans, net of allowance for loan losses of $22,363,
$20,350 and $19,611	796,789	806,212	848,905
Premises and equipment, net	14,830	15,056	15,494
Other real estate owned	14,014	13,199	7,374
Bank-owned life insurance	6,358	6,309	6,155
Goodwill and other intangible assets, net	3,730	3,786	2,462
Other assets	24,619	25,333	23,978
Total assets	$ 1,038,571	$ 1,066,930	$ 1,046,645

Liabilities
Deposits:
Noninterest-bearing	$ 92,972	$ 95,725	$ 94,836
Interest-bearing demand	141,255	140,531	120,643
Savings	20,963	20,117	18,266
Money market	279,865	265,840	259,893
Time deposits	363,116	401,532	408,154
Total deposits	898,171	923,745	901,792
Short-term borrowings	14,583	15,075	17,854
Other borrowings	10,136	10,536	15,456
Federal Home Loan Bank advances	15,657	17,658	19,662
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	3,844	3,803	3,666
Total liabilities	952,701	981,127	968,740

Shareholders' equity
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Common stock, par value $1 per share: shares
authorized 20,000,000; issued 7,201,346, 7,201,346
and 5,938,189	7,201	7,201	5,938
Additional paid-in capital	48,641	48,634	38,644
Retained earnings	29,401	29,275	32,776
Treasury stock, at cost, 2,210, 2,483 and 500 shares	(1)	(1)	(1)
Accumulated other comprehensive income, net	628	694	548
Total shareholders' equity	85,870	85,803	77,905
Total liabilities and shareholders' equity	$ 1,038,571	$ 1,066,930	$ 1,046,645

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Interest and dividend income
Loans, including fees	$ 10,697	$ 11,618
Investment securities:
Taxable	787	478
Tax-exempt	70	72
Dividends	18	11
Deposits with banks	32	8
Federal funds sold	1	6
Total interest and dividend income	11,605	12,193
Interest expense
Deposits	2,383	3,275
Short-term and other borrowings	215	320
Federal Home Loan Bank advances	89	96
Subordinated debt	74	73
Total interest expense	2,761	3,764
Net interest income	8,844	8,429
Provision for loan losses	4,360	5,320
Net interest income after
provision for loan losses	4,484	3,109
Noninterest income
Trust and asset management fees	662	633
Service charges on deposit accounts	370	455
Mortgage related income, net	14	89
Gain on sale of securities	218	467
Other operating income	361	636
Total noninterest income	1,625	2,280
Noninterest expense
Salaries and employee benefits	2,906	3,040
Occupancy and equipment	883	893
FDIC deposit insurance	480	388
Information technology	402	495
Loss on sale and write-downs of foreclosed assets	233	528
Other operating expense	1,209	1,083
Total noninterest expense	6,113	6,427
Loss before income taxes	(4)	(1,038)
Income tax benefit	(130)	(550)
Net income (loss)	$ 126	$ (488)
Net income (loss) per share:
Basic	$ 0.02	$ (0.08)
Diluted	$ 0.02	$ (0.08)
Dividends per share	$ 0.00	$ 0.02

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
 ($ in thousands, except share data)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Common shares issued
Shares, beginning of period	7,201,346	5,933,789
Common stock issued	-	4,400
Shares, end of period	7,201,346	5,938,189
Treasury shares owned
Shares, beginning of period	2,483	1,443
Treasury stock issued	(273)	(943)
Shares, end of period	2,210	500
Common stock
Balance, beginning of period	$ 7,201	$ 5,934
Common stock issued	-	4
Balance, end of period	7,201	5,938
Additional paid-in capital
Balance, beginning of period	48,634	38,605
Common stock issued, net of issuance costs	-	28
Stock-based compensation, net	7	11
Balance, end of period	48,641	38,644
Retained earnings
Balance, beginning of period	29,275	33,383
Net income (loss)	126	(488)
Dividends	-	(119)
Balance, end of period	29,401	32,776
Treasury stock
Balance, beginning of period	(1)	(4)
Treasury stock issued	-	3
Balance, end of period	(1)	(1)
Accumulated other comprehensive income (loss), net
Balance, beginning of period	694	1,108
Change in unrealized losses on securities
available for sale, net of reclassification adjustment	(66)	(440)
Change in fair value and gains on termination of derivative
instruments, net of tax	-	(120)
Balance, end of period	628	548
Total shareholders' equity	$ 85,870	$ 77,905

Other comprehensive income (loss)
Net income (loss)	$ 126	$ (488)
Change in unrealized losses on securities
available for sale, net of reclassification adjustment	(66)	(440)
Change in fair value and gains on termination of derivative
instruments, net of tax	-	(120)
Other comprehensive income (loss)	$ 60	$ (1,048)

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 ($ in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Operating activities
Net income (loss)	$ 126	$ (488)
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Provision for loan losses	4,360	5,320
Net amortization of securities	359	308
Depreciation and amortization	321	342
Accretion of gain on termination of derivatives	(1)	(190)
Non cash stock-based compensation expense	7	18
Increase in deferred income taxes, net	(783)	(428)
Gain on sale of loans and securities, net	(218)	(467)
Loss on sale and write-down of foreclosed assets	233	528
Increase in CSV of bank-owned life insurance policies	(49)	(29)
Decrease in prepaid FDIC deposit insurance assessmen	541	307
Decrease (increase) in income taxes receivable	533	(1,723)
Change in other assets and other liabilities, net	503	(450)
Net cash provided by operating activities	5,932	3,048
Investing activities
Activity in available for sale securities
Purchases	(1,943)	(20,666)
Sales	10,947	21,131
Maturities, calls and paydowns	6,525	4,776
Loan originations and principal collections, net	3,186	8,989
Proceeds from sale of foreclosed assets	831	3,422
Additions to premises and equipment	(39)	(226)
Proceeds from life insurance	-	308
Net cash provided by investing activities	19,507	17,734
Financing activities
Net (decrease) increase in noninterest-bearing deposits	(2,753)	12,279
Net (decrease) increase in interest-bearing deposits	(22,821)	4,944
Net (decrease) increase in short-term borrowings	(492)	4,301
Net decrease in FHLB advances	(2,001)	(22,002)
Net decrease in other borrowings	(400)	(532)
Payment on note payable	-	(74)
Dividends paid	-	(119)
Issuance of common stock, net of issuance costs	-	32
Issuance of treasury stock	-	3
Net cash used in financing activities	(28,467)	(1,168)
Increase (decrease) in cash and cash equivalents	(3,028)	19,614
Cash and cash equivalents, beginning of period	58,936	40,535
Cash and cash equivalents, end of period	$ 55,908	$ 60,149

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2010.  Certain prior period balances and formats have been reclassified to conform to the current period presentation.

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

Note 3 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

Savannah and Bryan Bank & Trust (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances.  Cash reserves of $544,000, $581,000 and $277,000 are required as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  At times, the Company pledges interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in addition to investment securities to secure public fund deposits and securities sold under repurchase agreements.  The Company did not have any cash pledged at the FHLB at March 31, 2011 and December 31, 2010.  Pledged cash balances were $1,500,000 at March 31, 2010.

Note 4 - Earnings (Loss) Per Share

Basic earnings (loss) per share represent net income (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  For the three months ended March 31, 2011 and 2010 the Company did not have any diluted shares.  Earnings (loss) per common share have been computed based on the following:

	For the
	Three Months Ended
	March 31,
(Amounts in thousands)	2011	2010
Average number of common shares outstanding - basic	7,199	5,936
Effect of dilutive options	-	-
Average number of common shares outstanding - diluted	7,199	5,936

Stock option shares in the amount of 171,582 and 171,827 for the periods ended March 31, 2011 and 2010, respectively, were excluded from the diluted earnings per share calculation due to their anti-dilutive effect.

Note 5 - Securities Available for Sale

The aggregate amortized cost and fair value of securities available for sale are as follows:

	March 31, 2011
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises (“GSE”)	$ 1,702	$ -	$ -	$ 1,702
Mortgage-backed securities - GSE	105,488	1,327	(265)	106,550
State and municipal securities	10,244	76	(125)	10,195
Restricted equity securities	3,876	-	-	3,876
Total investment securities	$ 121,310	$ 1,403	$ (390)	$122,323

	December 31, 2010
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises	$ 1,821	$ 4	$ -	$ 1,825
Mortgage-backed securities - GSE	120,998	1,628	(435)	122,191
State and municipal securities	10,285	76	(154)	10,207
Restricted equity securities	3,876	-	-	3,876
Total investment securities	$ 136,980	$ 1,708	$ (589)	$ 138,099

Note 5 - Securities Available for Sale (continued)

The distribution of securities by contractual maturity at March 31, 2011 is shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$ 100	$ 101
Due after one year through five years	2,210	2,231
Due after five years through ten years	3,624	3,549
Due after ten years	6,012	6,016
Mortgage-backed securities – GSE	105,488	106,550
Restricted equity securities	3,876	3,876
Total investment securities	$ 121,310	$ 122,323

The restricted equity securities consist solely of FHLB and Federal Reserve Bank of Atlanta stock.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.  Available for sale securities that have been in a continuous unrealized loss position are as follows:

March 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities - GSE	$ 29,103	$ (265)	$ -	$ -	$ 29,103	$ (265)
State and municipal securities	2,788	(125)	-	-	2,788	(125)
Total temporarily impaired securities	$ 31,891	$ (390)	$ -	$ -	$ 31,891	$ (390)

December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities - GSE	$ 37,606	$ (435)	$ -	$ -	$ 37,606	$ (435)
State and municipal securities	3,853	(154)	-	-	3,853	(154)
Total temporarily impaired securities	$ 41,459	$ (589)	$ -	$ -	$ 41,459	$ (589)

The unrealized losses on the Company’s investment in GSE mortgage-backed securities were caused by interest rate increases.  The Company purchased those investments at a premium relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments.  The Company also has municipal securities with unrealized losses caused by interest rate increases.  Management has reviewed these bonds and all are rated AAA or Aa1.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Note 6 - Loans

The composition of the loan portfolio at March 31, 2011 and December 31, 2010 is presented below:

($ in thousands)	March 31, 2011	Percent of Total	December 31, 2010	Percent of Total
Commercial real estate
Construction and development	$ 23,127	2.8%	$ 20,819	2.5%
Owner-occupied	123,371	15.1	120,797	14.6
Non owner-occupied	229,720	28.0	231,641	28.0
Residential real estate - mortgage	355,269	43.4	363,390	44.0
Commercial	73,766	9.0	74,889	9.1
Installment and other consumer	13,899	1.7	15,026	1.8
Gross loans	819,152	100.0%	826,562	100.0%
Allowance for loan losses	(22,363)		(20,350)
Net loans	$ 796,789		$ 806,212

For purposes of the disclosures required pursuant to accounting standards, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for loan losses. There are four loan portfolio segments that include commercial real estate, residential real estate-mortgage, commercial and installment and other consumer.  Commercial real estate has three classes including construction and development, owner-occupied and non owner-occupied.  The construction and development class includes residential and commercial construction and development loans.  Land and lot development loans are included in the non owner-occupied commercial real estate class or residential real estate segment depending on the property type.

The following table details the change in the allowance for loan losses from December 31, 2010 to March 31, 2011 by loan segment:

($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$ 4,722	$ 13,582	$ 1,528	$ 518	$ -	$ 20,350
Charge-offs	(878)	(1,173)	(301)	(17)	-	(2,369)
Recoveries	-	13	5	4	-	22
Provision	2,003	1,911	155	(275)	566	4,360
Ending balance	$ 5,847	$ 14,333	$ 1,387	$ 230	$ 566	$ 22,363

The following table details the allowance for loan losses on the basis of the Company’s impairment methodology at March 31, 2011 by loan segment:

March 31, 2011
($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Ending balance	$ 5,847	$ 14,333	$ 1,387	$ 230	$ 566	$ 22,363
Ending balance: impaired loans individually evaluated for impairment	$ 624	$ 4,094	$ 267	$ 9	$ -	$ 4,994
Ending balance: impaired loans collectively evaluated for impairment	$ 460	$ 2,239	$ 79	$ 55	$ -	$ 2,833

Loans
Ending balance	$ 376,218	$ 355,269	$ 73,766	$ 13,899	$ -	$ 819,152
Ending balance: impaired loans individually evaluated for impairment	$4,145	$ 25,986	$ 615	$ 9	$ -	$ 30,755
Ending balance: impaired loans collectively evaluated for impairment	$3,563	$ 16,703	$ 542	$ 438	$ -	$ 21,246

Note 6 - Loans (continued)

The following table details the allowance for loan losses on the basis of the Company’s impairment methodology at December 31, 2010 by loan segment:

December 31, 2010
($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Ending balance	$ 4,722	$ 13,582	$ 1,528	$ 518	$ -	$ 20,350
Ending balance: impaired loans individually evaluated for impairment	$ 285	$ 4,055	$ 540	$ 257	$ -	$ 5,137
Ending balance: impaired loans collectively evaluated for impairment	$ 538	$ 2,261	$ 79	$ 92	$ -	$ 2,970
Loans
Ending balance	$ 373,257	$ 363,390	$ 74,889	$ 15,026	$ -	$ 826,562
Ending balance: impaired loans individually evaluated for impairment	$3,865	$ 25,669	$ 596	$ 257	$ -	$ 30,387
Ending balance: impaired loans collectively evaluated for impairment	$4,454	$ 17,871	$ 600	$ 557	$ -	$ 23,482

A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual term of the loan.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following is a summary of information pertaining to impaired loans as of and for the quarter ended March 31, 2011:

	March 31, 2011
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance
Commercial real estate
Construction and development	$ -	$ -	$ -
Owner-occupied	293	431	-
Non owner-occupied	244	557	-
Residential real estate – mortgage	11,651	14,835	-
Commercial	-	-	-
Installment and other consumer	-	-	-
Total impaired loans without a valuation allowance	12,188	15,823	-
Impaired loans with a valuation allowance
Commercial real estate
Construction and development	2,338	3,338	317
Owner-occupied	1,051	1,362	258
Non owner-occupied	3,782	4,209	509
Residential real estate – mortgage	31,038	33,163	6,333
Commercial	1,157	1,196	346
Installment and other consumer	447	450	64
Total impaired loans with a valuation allowance	39,813	43,718	7,827
Total impaired loans	$ 52,001	$ 59,541	$ 7,827
Average investment in impaired loans for the quarter	$ 52,935
Income recognized on impaired loans for the quarter	$ 166

Note 6 - Loans (continued)

The following is a summary of information pertaining to impaired loans as of and for the year ended December 31, 2010:

	December 31, 2010
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance
Commercial real estate
Construction and development	$ 152	$ 177	$ -
Owner-occupied	1,075	1,374	-
Non owner-occupied	301	3,979	-
Residential real estate – mortgage	12,906	18,476	-
Commercial	-	-	-
Installment and other consumer	-	-	-
Total impaired loans without a valuation allowance	14,434	24,006	-
Impaired loans with a valuation allowance
Commercial real estate
Construction and development	2,218	3,218	265
Owner-occupied	1,647	1,667	186
Non owner-occupied	2,926	3,353	372
Residential real estate - mortgage	30,634	33,471	6,316
Commercial	1,196	1,425	619
Installment and other consumer	814	818	349
Total impaired loans with a valuation allowance	39,435	43,952	8,107
Total impaired loans	$ 53,869	$ 67,958	$ 8,107
Average investment in impaired loans for the year	$ 53,962
Income recognized on impaired loans for the year	$ 821

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans:

	March 31, 2011
($ in thousands)	30-59 days past due	60-89 days past due	Accruing greater than 90 days past due	Nonaccrual	Total past due and nonaccrual
Commercial real estate
Construction and development	$ 122	$ -	$ -	$ 2,338	$ 2,460
Owner-occupied	448	99	-	1,344	1,891
Non owner-occupied	1,133	485	-	1,442	3,060
Residential real estate – mortgage	5,843	838	793	27,307	34,781
Commercial	53	23	-	1,057	1,133
Installment and other consumer	130	1	24	433	588
Total	$ 7,729	$ 1,446	$ 817	$ 33,921	$ 43,913

Note 6 - Loans (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	December 31, 2010
($ in thousands)	30-59 days past due	60-89 days past due	Accruing greater than 90 days past due	Nonaccrual	Total past due and nonaccrual
Commercial real estate
Construction and development	$ -	$ -	$ -	$ 2,370	$ 2,370
Owner-occupied	1,471	-	251	1,194	2,916
Non owner-occupied	309	12	803	1,595	2,719
Residential real estate - mortgage	4,114	4,894	1,855	26,446	37,309
Commercial	120	85	151	760	1,116
Installment and other consumer	147	12	4	471	634
Total	$ 6,161	$ 5,003	$ 3,064	$ 32,836	$ 47,064

Internal risk-rating grades are assigned to each loan by lending or credit administration, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan.  Management analyzes the resulting ratings, as well as other external statistics and factors, such as delinquency, to track the migration performance of the portfolio balances.  Loan grades range between 1 and 8, with 1 being loans with the least credit risk.  Loans that migrate toward the “Pass” grade (those with a risk rating between 1 and 4) or within the “Pass” grade generally have a lower risk of loss and therefore a lower risk factor.  The “Special Mention” grade (those with a risk rating of 5) is utilized on a temporary basis for “Pass” grade loans where a significant risk-modifying action is anticipated in the near term.  Substantially all of the “Special Mention” loans are performing.  Loans that migrate toward the “Substandard” or higher grade (those with a risk rating between 6 and 8) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances.

The following table presents the Company’s loan portfolio by risk-rating grades at March 31, 2011 and December 31, 2010:

	March 31, 2011
($ in thousands)	Pass (1-4)	Special Mention (5)	Sub- standard (6)	Doubtful (7)	Loss (8)	Total
Commercial real estate
Construction and development	$ 20,588	$ 122	$ 2,417	$ -	$ -	$ 23,127
Owner-occupied	115,105	4,366	3,900	-	-	123,371
Non owner-occupied	207,144	17,292	5,284	-	-	229,720
Residential real estate - mortgage	279,979	22,265	51,952	1,073	-	355,269
Commercial	68,955	1,577	3,234	-	-	73,766
Installment and other consumer	13,098	94	707	-	-	13,899
Total	$ 704,869	$ 45,716	$ 67,494	$ 1,073	$ -	$ 819,152

	December 31, 2010
($ in thousands)	Pass (1-4)	Special Mention (5)	Sub- standard (6)	Doubtful (7)	Loss (8)	Total
Commercial real estate
Construction and development	$ 17,792	$ 577	$ 2,450	$ -	$ -	$ 20,819
Owner-occupied	114,603	1,851	4,343	-	-	120,797
Non owner-occupied	216,744	9,017	5,880	-	-	231,641
Residential real estate - mortgage	290,894	19,936	51,317	1,243	-	363,390
Commercial	71,361	666	2,562	300	-	74,889
Installment and other consumer	14,011	78	762	175	-	15,026
Total	$ 725,405	$ 32,125	$ 67,314	$ 1,718	$ -	$ 826,562

Note 7 - Fair Value of Financial Instruments

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

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

Note 7 - Fair Value of Financial Instruments (continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
($ in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Investment securities	$ 122,323	$ -	$ 118,447	$ 3,876
Derivative asset positions	100	-	100	-
Derivative liability positions	99	-	99	-

	Carrying	Fair Value Measurements at December 31, 2010 Using
($ in thousands)	Value	Level 1	Level 2	Level 3
Investment securities	$ 138,099	$ -	$ 134,223	$ 3,876
Derivative asset positions	136	-	136	-
Derivative liability positions	135	-	135	-

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

Assets and liabilities with an impairment charge during the current period and measured at fair value on a nonrecurring basis are summarized below:

		Carrying Values at March 31, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3	Total loss
Impaired loans	$ 205	$ -	$ -	$ 205	$ (280)
OREO	1,285	-	-	1,285	(212)

		Carrying Values at December 31, 2010
($ in thousands)	Total	Level 1	Level 2	Level 3	Total loss
Impaired loans	$ 7,236	$ -	$ -	$ 7,236	$ (5,073)
OREO	5,423	-	-	5,423	(1,424)

Fair Value Disclosures

Accounting standards require the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Company did not elect the fair value option.  The fair value represents management’s best estimates based on a range of methodologies and assumptions.

Note 7 - Fair Value of Financial Instruments (continued)

Cash and federal funds sold, interest-bearing deposits in banks, accrued interest receivable, all non-maturity deposits, short-term borrowings, other borrowings, subordinated debt and accrued interest payable have carrying amounts which approximate fair value primarily because of the short repricing opportunities of these instruments.

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

FHLB advances:  The fair value is estimated using the discounted value of contractual cash flows based on current rates offered for advances of similar remaining maturities and/or termination values provided by the FHLB.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
($ in thousands)		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and federal funds sold	$ 14,229	$ 14,229	$ 18,100	$ 18,100
Interest-bearing deposits	41,679	41,679	40,836	40,836
Securities available for sale	122,323	122,323	138,099	138,099
Loans, net of allowance for loan losses	796,789	791,626	806,212	800,785
Accrued interest receivable	3,195	3,195	3,789	3,789
Derivative asset positions	100	100	136	136

Financial liabilities:
Deposits	898,171	905,857	923,745	929,271
Short-term borrowings	14,583	14,583	15,075	15,075
Other borrowings	10,136	10,136	10,536	10,536
FHLB advances	15,657	15,990	17,658	18,214
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310	10,310
Accrued interest payable	943	943	1,108	1,108
Derivative liability positions	99	99	135	135

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

Overview

For a comprehensive presentation of the Company’s financial condition at March 31, 2011 and December 31, 2010 and results of operations for the three month periods ended March 31, 2011 and 2010, the following analysis should be reviewed with other information including the Company’s December 31, 2010 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
First Quarter Financial Highlights
 ($ in thousands, except share data)
(Unaudited)

Balance Sheet Data at March 31	2011	2010	% Change
Total assets	$ 1,038,571	$ 1,046,645	(0.8)
Interest-earning assets	948,375	928,915	2.1
Loans	819,152	868,516	(5.7)
Other real estate owned	14,014	7,374	90
Deposits	898,171	901,792	(0.4)
Interest-bearing liabilities	855,885	870,238	(1.6)
Shareholders' equity	85,870	77,905	10
Loan to deposit ratio	91.20%	96.31%	(5.3)
Equity to assets	8.27%	7.44%	11
Tier 1 capital to risk-weighted assets	11.29%	10.45%	8.0
Total capital to risk-weighted assets	12.56%	11.71%	7.3
Outstanding shares	7,199	5,938	21
Book value per share	$ 11.93	$ 13.12	(9.1)
Tangible book value per share	$ 11.41	$ 12.71	(10)
Market value per share	$ 7.35	$ 10.61	(31)

Loan Quality Data
Nonaccruing loans	$ 33,921	$ 35,579	(4.7)
Loans past due 90 days – accruing	817	1,146	(29)
Net charge-offs	2,347	3,387	(31)
Allowance for loan losses	22,363	19,611	14
Allowance for loan losses to total loans	2.73%	2.26%	21
Nonperforming assets to total assets	4.69%	4.21%	11

Performance Data for the First Quarter
Net income (loss)	$ 126	$ (488)	126
Return on average assets	0.05%	(0.19)%	126
Return on average equity	0.59%	(2.50)%	124
Net interest margin	3.73%	3.64%	2.5
Efficiency ratio	58.39%	60.01%	(2.7)
Per share data:
Net income (loss) – basic	$ 0.02	$ (0.08)	125
Net income (loss) – diluted	$ 0.02	$ (0.08)	125
Dividends	$ 0.00	$ 0.02	NM
Average shares (000s):
Basic	7,199	5,936	21
Diluted	7,199	5,936	21

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
Critical Accounting Estimates
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three month period ended March 31, 2011 compared with the same period in 2010.  Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company."  The Savannah Bank, N.A. is referred to as "Savannah" and Bryan Bank & Trust is referred to as “Bryan.”  Minis & Co., Inc., a registered investment advisor and wholly-owned subsidiary, is referred to as “Minis.”  SAVB Holdings, LLC (“SAVB Holdings”), was formed in the third quarter 2008 for the purpose of holding problem loans and other real estate.  Collectively, Savannah and Bryan are referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, Georgia and, as of March 31, 2011, had eleven banking offices and thirteen ATMs in Savannah, Garden City, Skidaway Island, Whitemarsh Island, Tybee Island, Pooler, and Richmond Hill, Georgia and Hilton Head Island and Bluffton, South Carolina.  The Company also has mortgage lending offices in Savannah, Richmond Hill and Hilton Head Island and an investment management office in Savannah.

Savannah and Bryan are in the relatively diverse and growing Savannah Metropolitan Statistical Area (“Savannah MSA”).  The diversity of major employers includes manufacturing, port related transportation, construction, military, healthcare, tourism, education, warehousing and the supporting services and products for each of these major employers.  The real estate market is experiencing moderate government growth and very minimal commercial and residential growth.  Coastal Georgia and South Carolina continue to be desired retiree residential destinations as well as travel destinations.  The Savannah MSA and Coastal South Carolina markets have both experienced significant devaluation in real estate prices.

The primary risks to the Company include those disclosed in Item 1A in the Company’s Annual Report on Form 10-K for December 31, 2010.

The primary strategic objectives of the Company are growth in loans, deposits, assets under management, product lines and service quality in existing markets, and quality expansion into new markets, within acceptable risk parameters, which result in enhanced shareholder value.

Critical Accounting Estimates

Allowance for Loan Losses

The Company and Subsidiary Banks consider their policies regarding the allowance for loan losses to be its most critical accounting estimate due to the significant degree of management judgment involved.  The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at March 31, 2011.  The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, recent charge-off levels, known loan deteriorations and concentrations of credit.  Other factors affecting the allowance include market interest rates, loan sizes, portfolio maturity and composition, collateral values and general economic conditions.  Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the amount of the allowance.

The Company and Subsidiary Banks have a comprehensive program designed to control and continually monitor the credit risks inherent in the loan portfolios.  This program includes a structured loan approval process in which the Board of Directors (“Board”) delegates authority for various types and amounts of loans to loan officers on a basis commensurate with seniority and lending experience.  There are four risk grades of "criticized" assets: Special Mention, Substandard, Doubtful and Loss.  Assets designated as substandard, doubtful or loss are considered "classified".  The classification of assets is subject to regulatory review and reclassification.  The Company and Subsidiary Banks include aggregate totals of criticized assets, and general and specific valuation reserves in quarterly reports to the Board, which approves the overall allowance for loan losses evaluation.

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

The allowance for loan losses totaled $22,363,000, or 2.73 percent of total loans, at March 31, 2011.  This is compared to an allowance of $20,350,000, or 2.46 percent of total loans, at December 31, 2010.  For the three months ended March 31, 2011, the Company reported net charge-offs of $2,347,000 compared to net charge-offs of $3,387,000 for the same period in 2010.  During the first three months of 2011 and 2010, a provision for loan losses of $4,360,000 and $5,320,000, respectively, was added to the allowance for loan losses.  The lower level of provision for loans losses and charge-offs during the first quarter of 2011 compared to the same period in 2010 was primarily due to the $49 million smaller loan portfolio and stabilizing credit quality trends.

The Company's nonperforming assets consist of loans on nonaccrual status, loans which are contractually past due 90 days or more on which interest is still being accrued, and other real estate owned.  Nonaccrual loans of $33,921,000 and loans past due 90 days or more of $817,000 totaled $34,738,000, or 4.24 percent of gross loans, at March 31, 2011.  Nonaccrual loans of $32,836,000 and loans past due 90 days or more of $3,064,000 totaled $35,900,000, or 4.34 percent of gross loans, at December 31, 2010.  Generally, loans are placed on nonaccrual status when the collection of the principal or interest in full becomes doubtful.  Management typically writes down loans through a charge to the allowance when it determines they are impaired.  Nonperforming assets also included $14,014,000 and $13,199,000 of other real estate owned at March 31, 2011 and December 31, 2010, respectively.  Management is aggressively pricing and marketing the other real estate owned.

Impaired loans, which include loans modified in troubled debt restructurings, totaled $52,001,000 and $53,869,000 at March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011 nonperforming loans consisted primarily of $16.6 million of land, lot and construction and development related loans and $14.3 million of improved residential real estate-secured loans.  Less than one percent of the nonperforming loans were unsecured.  The largest nonperforming relationship consists of four loans for $7.7 million to a residential developer in the Bluffton/Hilton Head Island, South Carolina (“Bluffton/HHI”) market.  The loans are secured by residential land and lots.  Approximately $2,246,000 of the allowance was allocated to this relationship as a specific reserve.  The next largest nonperforming relationship consists of two loans for $3.4 million which is secured by a 1-4 family rental property and a residential improved lot located on Hilton Head Island, South Carolina.  The Company has approximately $650,000 of the allowance allocated as a specific reserve on this loan relationship.  The next largest nonperforming relationship consists of four loans for $3.0 million secured by 1-4 family residential rental properties on Tybee Island, Georgia.  The Company is in process of foreclosing on the properties and does not have any amount reserved in the allowance based on appraisals of the properties and the Company’s testing for impairment.   The last significant nonperforming relationship consists of four loans for $2.7 million to a residential developer in the Effingham County, Georgia market.  The loans are secured by residential land and lots and completed 1-4 family properties.  The Company charged-off $1,500,000 on this relationship in 2010 and still has approximately $300,000 of the allowance allocated as a specific reserve and $53,000 allocated as a general reserve.

The Company continues to devote significant internal and external resources to managing the past due and classified loans.  The Company has performed extensive internal and external loan review procedures and analyses on the loan portfolio.  The Company charges-down loans as appropriate before the foreclosure process is complete and often before they are past due.

If the allowance for loan losses had changed by five percent, the effect on our net income would have been approximately $725,000.  If the allowance had to be increased by this amount, it would not have changed the holding company or the Subsidiary Banks’ status as well-capitalized financial institutions.

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

The following table provides historical information regarding the allowance for loan losses and nonperforming loans and assets for the most recent five quarters ended March 31, 2011.

	2011	2010
	First	Fourth	Third	Second	First
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses
Balance at beginning of period	$ 20,350	$ 19,519	$ 18,775	$ 19,611	$ 17,678
Provision for loan losses	4,360	6,725	5,230	3,745	5,320
Net charge-offs	(2,347)	(5,894)	(4,486)	(4,581)	(3,387)
Balance at end of period	$ 22,363	$ 20,350	$ 19,519	$ 18,775	$ 19,611

As a % of loans	2.73%	2.46%	2.34%	2.21%	2.26%
As a % of nonperforming loans	64.38%	56.69%	47.56%	45.59%	53.40%
As a % of nonperforming assets	45.87%	41.45%	38.44%	38.33%	44.47%

Net charge-offs as a % of average loans (a)	1.21%	2.26%	2.03%	2.26%	1.63%

Risk element assets
Nonaccruing loans	$ 33,921	$ 32,836	$ 40,837	$ 39,001	$ 35,579
Loans past due 90 days – accruing	817	3,064	204	2,184	1,146
Total nonperforming loans	34,738	35,900	41,041	41,185	36,725
Other real estate owned	14,014	13,199	9,739	7,793	7,374
Total nonperforming assets	$ 48,752	$ 49,099	$ 50,780	$ 48,978	$ 44,099

Loans past due 30-89 days	$ 9,175	$ 11,164	$ 10,757	$ 10,259	$ 13,740

Nonperforming loans as a % of loans	4.24%	4.34%	4.93%	4.85%	4.23%
Nonperforming assets as a % of loans
and other real estate owned	5.85%	5.85%	6.03%	5.72%	5.03%
Nonperforming assets as a % of assets	4.69%	4.60%	4.63%	3.97%	4.21%

(a) Annualized

Results of Operations

First Quarter, 2011 Compared to the First Quarter, 2010

The Company reported net income for the first quarter 2011 of $126,000, compared to a net loss of $488,000 in the first quarter 2010.  Net income per diluted share was 2 cents in the first quarter 2011 compared to a net loss of 8 cents per diluted share in the first quarter 2010.  The increase in first quarter earnings results primarily from a lower provision for loan losses, higher net interest income and slightly lower noninterest expense.  Return on average equity was 0.59 percent, return on average assets was 0.05 percent and the efficiency ratio was 58.39 percent in the first quarter 2011.  Pretax earnings before the provision for loan losses and gain/loss on sale of securities and foreclosed assets were $4,371,000 in the first quarter of 2011 versus $4,343,000 in the first quarter of 2010.  The schedule below reconciles the loss before income taxes to the pre-tax core earnings.

	For the
	Three Months Ended
	March 31,
($ in thousands)	2011	2010
Loss before income taxes	$ (4)	$ (1,038)
Add: Provision for loan losses	4,360	5,320
Add: Loss on foreclosed assets	233	528
Less: Gain on sale of securities	(218)	(467)
Pre-tax core earnings	$ 4,371	$ 4,343

First quarter average interest-earning assets increased 2.4 percent to $962 million in 2011 from $939 million in 2010.  First quarter net interest income was $8,844,000 in 2011 compared to $8,429,000 in 2010, a 4.9 percent increase.  First quarter average accruing loans were $788 million in 2011 compared to $842 million in 2010, a 6.4 percent decrease.  Average deposits were $912 million in 2011 versus $878 million in 2010, an increase of 3.9 percent.  Shareholders' equity was $85.9 million at March 31, 2011 compared to $77.9 million at March 31, 2010.  The Company's total capital to risk-weighted assets ratio was 12.56 percent at March 31, 2011, which exceeds the 10 percent required by the regulatory agencies to maintain well-capitalized status.

First quarter net interest margin increased to 3.73 percent in the first quarter of 2011 from 3.64 percent in the same period in 2010.  As shown in Table 2, the increase in net interest margin was primarily due to a lower cost on interest-bearing deposits.  This was partially offset by a decrease in the yield on interest-earning assets.  The cost of interest-bearing deposits decreased from 1.66 percent for the first three months of 2010 to 1.18 percent for the same period in 2011, primarily due to the repricing of time deposits in the current low interest rate environment.  The yield on earning assets decreased from 5.27 percent for the first three months of 2010 to 4.89 percent for the first three months of 2011 which was primarily a result of the Company holding, on average, $78 million more in lower yielding interest-bearing deposits and investments during the first quarter of 2011 than the same period in 2010.  The Company received $190 million in cash when it acquired the deposits and certain assets of First National Bank, Savannah (“First National”) in an FDIC-assisted transaction in June, 2010 and much of this liquidity was invested in interest-bearing deposits and investments.  Since this transaction, the Company has allowed much of its brokered and higher priced time deposits to run-off in order to reduce this excess liquidity and improve the net interest margin.  On a linked quarter basis, the net interest margin increased 16 basis points compared to the fourth quarter 2010.  The Company on average held $23 million less in interest-bearing deposits and investments during the first quarter of 2011 compared to the fourth quarter of 2010.  The resulting yield on earning assets increased from 4.83 percent in the fourth quarter of 2010 to 4.89 percent during the first quarter of 2011.  The Company continues to aggressively manage the pricing on deposits and the use of wholesale funds to augment the net interest margin.

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

First quarter provision for loan losses was $4,360,000 for 2011, compared to $5,320,000 for the comparable period in 2010.  First quarter net charge-offs were $2,347,000 for 2011 compared to $3,387,000 in the same quarter in 2010.  Loans decreased $7.4 million, or 0.9 percent, in the first quarter 2011 compared to a decline of $15.4 million, or 1.7 percent, in the first quarter 2010.  The lower provision for loan losses and net charge-offs in the first quarter of 2011 compared to 2010 were primarily due to the $49 million smaller loan portfolio and stabilizing credit quality.

Noninterest income decreased $655,000, or 29 percent, in the first quarter of 2011 versus the same period in 2010 due to a $249,000 lower gain on the sale of securities, an $85,000 decline in service charges on deposits and a $275,000 decrease in other operating income.  The decline in service charges on deposits was due primarily to recent regulatory guidance related to NSF/overdraft charges.  The decrease in other operating income was due to the Company recording a $308,000 gain on a bank-owned life insurance policy payout in which the Company was the beneficiary during the first quarter of 2010.

Noninterest expense decreased $314,000, or 4.9 percent, to $6,113,000 in the first quarter 2011 compared to the same period in 2010.  Information technology expense declined $93,000, or 19 percent, and losses from write-downs and sales of foreclosed assets decreased $295,000, or 56 percent.  This was partially offset by $92,000, or 24 percent, higher FDIC deposit insurance premiums.  The Company renegotiated and renewed its contract with its core processor resulting in the decline in its information technology expense.  The increase in the FDIC premiums was due in part to scheduled rate increases effective after the first quarter of 2010.  The recent changes to the FDIC assessment process are not effective until the second quarter 2011.

The first quarter income tax benefit was $130,000 in 2011 compared to $550,000 in 2010.  The income tax benefit in the first quarter 2011 was due in part to the impact of tax credits.  The Company has never recorded a valuation allowance against deferred tax assets.  All significant deferred tax assets are considered to be realizable due to expected future taxable income and open tax years for which taxable losses could be carried back.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  Total assets were $1.04 billion and $1.07 billion at March 31, 2011 and December 31, 2010, respectively, a decrease of 2.7 percent.  Loans decreased $7.4 million, or 0.9 percent, the first three months of 2011.  The Company experienced normal pay downs on loans in 2011 and demand for new loans was weak.  Cash and cash equivalents and investment securities decreased $18.8 million, or 9.5 percent, during the first quarter of 2011.  The Company had an influx of deposits from the First National transaction during June 2010 and these funds were primarily used to increase cash and cash equivalents and investment securities.  The Company has allowed much of its brokered and higher priced time deposits to run-off in order to reduce this excess liquidity and improve the net interest margin.  As such, deposits have declined $26 million, or 2.8 percent, from $924 million at December 31, 2010 to $898 million at March 31, 2011.

Average total assets increased 2.1 percent to $1.05 billion in the first three months of 2011 from $1.03 billion in the same period in 2010.  On average, the Company held $78 million more in interest-bearing deposits and investment securities in the first quarter of 2011 compared to 2010.  This was partially offset by the $54 million decline in the average balance of accruing loans in the first quarter of 2011 compared to the first quarter of 2010.  The decline in loans from the first quarter of 2011 compared to the same period in 2010 was due to normal pay downs, charge-offs and weak demand for new loans.

The Company has classified all investment securities as available for sale.  Lower short-term interest rates resulted in an overall net unrealized gain of $1.0 million in the investment portfolio at March 31, 2011.  The unrealized gain or loss amounts are included in shareholders’ equity as accumulated other comprehensive income (loss), net of tax.  The Company’s investment portfolio decreased $15.8 million during the first quarter of 2011 compared to the fourth quarter 2010 to $122 million primarily due to the Subsidiary Banks selling $11.0 million in securities.  The securities were sold to provide liquidity for maturing brokered and internet time deposits that the Company elected not to renew.

Deposits were down $25.6 million during the first quarter of 2011 to $898 million at March 31, 2011.  The Company decided not to renew higher cost deposits including brokered and internet time deposits in order to reduce excess liquidity and improve the Company’s net interest margin.  At March 31, 2011, the Company had $135 million in brokered and internet deposits which included $41 million in institutional money market accounts.  This was down approximately $26 million, or 16 percent, from December 31, 2010 when the Company had $161 million including $43 million in institutional money market accounts.  At March 31, 2011 and December 31, 2010, brokered time deposits include $34 million and $36 million, respectively, of reciprocal deposits from the Company’s local customers that are classified as brokered because they are placed in the CDARS network for deposit insurance purposes.  In addition, at March 31, 2011 and December 31, 2010, the Company had $41 million and $51 million, respectively, of internet time deposits from First National.

Capital Resources

The Subsidiary Banks’ primary regulators have adopted capital requirements that specify the minimum capital level for which no prompt corrective action is required.  In addition, the FDIC has adopted FDIC insurance assessment rates based on certain “well-capitalized” risk-based and equity capital ratios.  Failure to meet minimum capital requirements can result in the initiation of certain actions by the regulators that, if undertaken, could have a material effect on the Company’s and the Subsidiary Banks’ financial statements.  As of March 31, 2011, the Company and the Subsidiary Banks were categorized as well-capitalized under the regulatory framework for prompt corrective action in the most recent notification from the FDIC.  Bryan has agreed with its primary regulator to maintain a Tier 1 Leverage Ratio of not less than 8.00 percent.

Total tangible equity capital for the Company was $82.1 million, or 7.91 percent of total assets at March 31, 2011.  The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

					Well-
($ in thousands)	Company	Savannah	Bryan	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 87,812	$ 64,463	$ 21,343	-	-
Total capital	97,687	71,675	23,831	-	-

Leverage Ratios
Tier 1 capital to average assets	8.39%	8.30%	8.28%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk-weighted assets	11.29%	11.32%	10.93%	4.00%	6.00%
Total capital to risk-weighted assets	12.56%	12.59%	12.20%	8.00%	10.00%

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

During the first three months of 2011, portfolio loans decreased $7.4 million to $819 million while deposits decreased $25.6 million to $898 million.  The loan to deposit ratio was 91 percent at March 31, 2011, which is up from 89 percent at December 31, 2010.   Cash and cash equivalents and investment securities decreased $18.8 million, or 9.5 percent, during the first three months of 2011 to $178 million.  During the first quarter of 2011, the Company allowed much of its brokered and higher priced time deposits to run-off in order to reduce excess liquidity and improve the net interest margin.

In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the Federal Home Loan Bank of Atlanta (“FHLB”), temporary federal funds purchased lines with correspondent banks and non-local institutional and brokered deposits.  Contingency funding and liquidity sources include the ability to sell loans, or participations in certain loans, to investors and borrowings from the Federal Reserve Bank (“FRB”) discount window.

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB.  Under these agreements, the Subsidiary Banks have pledged certain 1-4 family first mortgage loans, commercial real estate loans, home equity lines of credit and second mortgage residential loans.  The Subsidiary Banks’ individual borrowing limits range from 20 to 25 percent of assets.  In aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $117 million with the FHLB of which $16 million was advanced at March 31, 2011.  These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks.  The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide up to $41.5 million of funding needs for 30-60 days.  The Subsidiary Banks have been approved to access the FRB discount window to borrow on a secured basis at 50 basis points over the Federal Funds Target Rate.  The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested.  The Subsidiary Banks were approved by the FRB under the borrower-in-custody of collateral (“BIC”) arrangement.  This temporary liquidity arrangement allows collateral to be maintained at the Subsidiary Banks rather than being delivered to the FRB or a third-party custodian.  At March 31, 2011, the Company had secured borrowing capacity of $124 million with the FRB and no amount outstanding.

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

The Company’s cash flow, maturity and repricing gap at March 31, 2011 was $124 million at one year, or 12.6 percent of total interest-earning assets.  At December 31, 2010 the gap at one year was $95 million, or 9.8 percent of total interest-earning assets.  Interest-earning assets with maturities over five years totaled approximately $57 million, or 5.8 percent of total interest-earning assets at March 31, 2011.  See Table 1 for cash flow, maturity and repricing gap.  The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income.  However, interest-earning assets with maturities and/or repricing dates over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

The Company continues to be asset-sensitive within the 90 day and one year time frame which usually means that if rates increase then net interest income and the net interest margin increase and if rates decrease then net interest income and the net interest margin decrease.  However, over the past twelve months, interest rates have basically remained flat if not declined slightly, and net interest income and the net interest margin increased in the first three months of 2011 compared to the same period in 2010.  The Company’s cost of interest-bearing deposits declined more than the yield on interest-earning assets during the first three months of 2011 compared to the same period in 2010.

The Company has implemented various strategies to reduce its asset-sensitive position, primarily through the increased use of fixed rate loans, interest rate floors on variable rate loans and short maturity funding sources.  In the past the Company has also implemented hedging strategies such as interest rate floors, collars and swaps.  These actions have reduced the Company’s exposure to falling interest rates.  The amounts in other comprehensive income related to the terminated derivative transactions were reclassified into earnings over the remaining lives of the original hedged transactions, all of which expired in 2010.

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

Table 1 – Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of March 31, 2011:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	years	years	years	Total
Interest-earning assets
Investment securities	$ -	$ 8.952	$ 17,602	$ 37,590	$ 24,368	$ 33,811	$ 122,323
Federal funds sold	155	-	-	-	-	-	155
Interest-bearing deposits	39,757	735	501	686	-	-	41,679
Loans - fixed rates	-	138,375	156,737	180,517	33,817	21,605	531,051
Loans - variable rates	-	275,315	6,138	4,719	385	1,544	288,101
Total interest-earnings assets	39,912	423,377	180,978	223,512	58,570	56,960	983,309
Interest-bearing liabilities
NOW and savings	-	8,111	16,222	40,555	48,664	48,666	162,218
Money market accounts	-	76,422	83,770	47,869	71,804	-	279,865
Time deposits	-	108,310	193,927	33,526	26,343	1,010	363,116
Short-term borrowings	14,583	-	-	-	-	-	14,583
Other borrowings	-	1,690	5,069	3,377	-	-	10,136
FHLB advances	-	2,000	4	3,511	11	10,131	15,657
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	14,583	206,843	298,992	128,838	146,822	59,807	855,885
Gap-Excess assets (liabilities)	25,329	216,534	(118,014)	94,674	(88,252)	(2,847)	127,424
Gap-Cumulative	$ 25,329	$ 241,863	$123,849	$ 218,523	$ 130,271	$ 127,424	$127,424
Cumulative sensitivity ratio *	2.74	2.09	1.24	1.34	1.16	1.15	1.15

                    * Cumulative interest-earning assets / cumulative interest-bearing liabilities

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Table 2 – Average Balance Sheet and Rate/Volume Analysis – First Quarter, 2011 and 2010

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the first quarter of 2011 and 2010.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
3/31/11	3/31/10	3/31/11	3/31/10		3/31/11	3/31/10	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 41,604	$ 4,689	0.31	0.69	Interest-bearing deposits	$ 32	$ 8	$ 24	$ (4)	$ 28
125,509	77,664	2.60	2.57	Investments - taxable	806	492	314	6	308
6,896	7,831	4.35	3.99	Investments - non-taxable	74	77	(3)	7	(10)
698	6,990	0.58	0.35	Federal funds sold	1	6	(5)	4	(9)
787,621	841,631	5.51	5.60	Loans (c)	10,700	11,618	(918)	(187)	(731)
962,328	938,805	4.89	5.27	Total interest-earning assets	11,613	12,201	(588)	(174)	(414)
91,935	93,649			Noninterest-earning assets
$1,054,263	$1,032,454			Total assets

				Liabilities and equity
				Deposits
$ 139,312	$122,818	0.33	0.39	NOW accounts	113	119	(6)	(18)	12
20,347	17,465	0.20	0.46	Savings accounts	10	20	(10)	(11)	1
235,307	172,815	1.27	1.59	Money market accounts	736	679	57	(136)	193
42,113	67,637	0.55	0.94	MMA - institutional	57	156	(99)	(65)	(34)
178,257	161,824	1.71	2.69	CDs, $100M or more	751	1,075	(324)	(391)	67
49,532	106,262	0.86	1.10	CDs, broker	105	287	(182)	(63)	(119)
155,824	149,821	1.59	2.54	Other time deposits	611	939	(328)	(351)	23
820,692	798,642	1.18	1.66	Total interest-bearing deposits	2,383	3,275	(892)	(1,035)	143
25,408	35,244	3.43	3.68	Short-term/other borrowings	215	320	(105)	(22)	(83)
15,702	23,685	2.30	1.64	FHLB advances	89	96	(7)	39	(46)
10,310	10,310	2.91	2.87	Subordinated debt	74	73	1	1	-
				Total interest-bearing
872,112	867,881	1.28	1.76	liabilities	2,761	3,764	(1,003)	(1,017)	14
91,674	79,323			Noninterest-bearing deposits
3,754	6,234			Other liabilities
86,723	79,016			Shareholders' equity
$1,054,263	$1,032,454			Liabilities and equity
		3.61	3.51	Interest rate spread
		3.73	3.64	Net interest margin
				Net interest income	$ 8,852	$ 8,437	$ 415	$ 843	$ (428)
$ 90,216	$ 70,924			Net earning assets
$ 912,366	$877,965			Average deposits
		1.06	1.51	Average cost of deposits
86%	96%			Average loan to deposit ratio

(a)	This table shows the changes in interest income and interest expense for the comparitive periods based on either changes in average volume or changes in average rates for interest rates for interest-earning assets and interest-bearing liabilities. Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.
(b)	The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $8 in the first quarter 2011 and 2010, respectively.
(c)	Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Table 4 - Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers.  At March 31, 2011, the Company had unfunded commitments to extend credit of $80 million and outstanding letters of credit of $3 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances	$ 15,657	$ 2,000	$ 3,500	$ -	$ 10,157
Subordinated debt	10,310	-	-	-	10,310
Operating leases – buildings	6,066	900	1,421	1,738	2,007
Information technology contracts	5,837	1,206	2,485	2,146	-
Total	$ 37,870	$ 4,106	$ 7,406	$ 3,884	$ 22,474

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See “Liquidity and Interest Rate Sensitivity Management” on pages 26-28 in the MD&A section for quantitative and qualitative disclosures about market risk.

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

The Savannah Bancorp, Inc. (Registrant)

Date: 5/16/11	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 5/16/11	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: May 16, 2011	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer

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

Date: May 16, 2011	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer

Exhibit 32

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2011 (the "Report") of The Savannah Bancorp, Inc. (the "Company") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: 5/16/11	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 5/16/11	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)