Form 10-Q
period 2011-06-30
SAVANNAH BANCORP INC
filed 2011-08-15
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,199,136 common shares, $1.00 par value, at July 29, 2011.

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
June 30, 2011

Page

Cover Page	1

Form 10-Q Index	2

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2011 and 2010 and December 31, 2010	3

Consolidated Statements of Operations
for the Three Months and Six Months Ended June 30, 2011 and 2010	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Six Months Ended June 30, 2011 and 2010	5

Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2011 and 2010	6

Condensed Notes to Consolidated Financial Statements	7-17

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	18-32

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	32

Part II – Other Information
Item 6. Exhibits	32

Signatures	33

Part I – Financial Information
Item 1.  Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	June 30,	December 31,	June 30,
	2011	2010	2010
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 11,717	$ 17,990	$ 19,606
Federal funds sold	200	110	8,286
Interest-bearing deposits in banks	36,353	40,836	203,611
Cash and cash equivalents	48,270	58,936	231,503
Securities available for sale, at fair value (amortized
cost of $105,792, $136,980 and $116,115)	108,018	138,099	117,695
Loans, net of allowance for loan losses of $23,523,
$20,350 and $18,775	784,010	806,212	830,077
Premises and equipment, net	14,692	15,056	15,480
Other real estate owned	12,125	13,199	7,793
Bank-owned life insurance	6,407	6,309	6,206
Goodwill and other intangible assets, net	3,674	3,786	2,542
Other assets	25,058	25,333	23,521
Total assets	$ 1,002,254	$ 1,066,930	$ 1,234,817

Liabilities
Deposits:
Noninterest-bearing	$ 96,025	$ 95,725	$ 89,793
Interest-bearing demand	136,991	140,531	121,834
Savings	21,497	20,117	18,810
Money market	267,270	265,840	257,961
Time deposits	335,699	401,532	582,047
Total deposits	857,482	923,745	1,070,445
Short-term borrowings	12,575	15,075	15,295
Other borrowings	9,677	10,536	13,257
Federal Home Loan Bank advances	23,656	17,658	29,661
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	3,420	3,803	6,255
Total liabilities	917,120	981,127	1,145,223

Shareholders' equity
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Common stock, par value $1 per share: shares
authorized 20,000,000; issued 7,201,346	7,201	7,201	7,201
Additional paid-in capital	48,644	48,634	48,644
Retained earnings	27,909	29,275	32,715
Treasury stock, at cost, 2,210, 2,483 and 536 shares	(1)	(1)	(1)
Accumulated other comprehensive income, net	1,381	694	1,035
Total shareholders' equity	85,134	85,803	89,594
Total liabilities and shareholders' equity	$ 1,002,254	$ 1,066,930	$ 1,234,817

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$ 10,620	$ 11,298	$ 21,317	$ 22,916
Investment securities:
Taxable	753	463	1,540	941
Tax-exempt	67	79	137	151
Dividends	16	10	34	21
Deposits with banks	27	24	59	30
Federal funds sold	1	3	2	11
Total interest and dividend income	11,484	11,877	23,089	24,070
Interest expense
Deposits	2,082	3,118	4,465	6,393
Short-term and other borrowings	205	302	420	622
Federal Home Loan Bank advances	86	105	175	201
Subordinated debt	76	76	150	149
Total interest expense	2,449	3,601	5,210	7,365
Net interest income	9,035	8,276	17,879	16,705
Provision for loan losses	6,300	3,745	10,660	9,065
Net interest income after
provision for loan losses	2,735	4,531	7,219	7,640
Noninterest income
Trust and asset management fees	683	678	1,345	1,311
Service charges on deposit accounts	348	460	718	915
Mortgage related income, net	68	103	82	192
Gain on sale of securities	237	141	455	608
Gain (loss) on hedges	2	(11)	(5)	(11)
Other operating income	369	355	737	991
Total noninterest income	1,707	1,726	3,332	4,006
Noninterest expense
Salaries and employee benefits	2,846	3,053	5,752	6,093
Occupancy and equipment	981	909	1,864	1,802
Information technology	416	519	818	1,014
FDIC deposit insurance	336	410	816	798
Loss on sale and write-downs of foreclosed assets	1,115	331	1,348	859
Other operating expense	1,415	1,317	2,624	2,400
Total noninterest expense	7,109	6,539	13,222	12,966
Loss before income taxes	(2,667)	(282)	(2,671)	(1,320)
Income tax benefit	(1,175)	(220)	(1,305)	(770)
Net loss	$ (1,492)	$ (62)	$ (1,366)	$ (550)
Net loss per share:
Basic	$ (0.21)	$ (0.01)	$ (0.19)	$ (0.09)
Diluted	$ (0.21)	$ (0.01)	$ (0.19)	$ (0.09)
Dividends per share	$ 0.00	$ 0.00	$ 0.00	$ 0.02

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
 ($ in thousands, except share data)
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Common shares issued
Shares, beginning of period	7,201,346	5,933,789
Common stock issued	-	1,267,557
Shares, end of period	7,201,346	7,201,346
Treasury shares owned
Shares, beginning of period	2,483	1443
Treasury stock issued	(273)	(943)
Unredeemed common stock	-	36
Shares, end of period	2,210	536
Common stock
Balance, beginning of period	$ 7,201	$ 5,934
Common stock issued	-	1,267
Balance, end of period	7,201	7,201
Additional paid-in capital
Balance, beginning of period	48,634	38,605
Common stock issued, net of issuance costs	2	10,006
Stock-based compensation, net	8	33
Balance, end of period	48,644	48,644
Retained earnings
Balance, beginning of period	29,275	33,383
Net loss	(1,366)	(550)
Dividends	-	(118)
Balance, end of period	27,909	32,715
Treasury stock
Balance, beginning of period	(1)	(4)
Treasury stock issued	-	3
Balance, end of period	(1)	(1)
Accumulated other comprehensive income (loss), net
Balance, beginning of period	694	1,108
Change in unrealized gains/ losses on securities
available for sale, net of reclassification adjustment	687	159
Change in fair value and gains on termination of derivative
instruments, net of tax	-	(232)
Balance, end of period	1,381	1,035
Total shareholders' equity	$ 85,134	$ 89,594

Other comprehensive income (loss)
Net loss	$ (1,366)	$ (550)
Change in unrealized gains/losses on securities
available for sale, net of reclassification adjustment	687	159
Change in fair value and gains on termination of derivative
instruments, net of tax	-	(232)
Other comprehensive income (loss)	$ (679)	$ (623)

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 ($ in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$ (1,366)	$ (550)
Adjustments to reconcile net loss to cash
provided by operating activities:
Provision for loan losses	10,660	9,065
Net amortization of securities	660	718
Depreciation and amortization	682	683
Accretion of gain on termination of derivatives	-	(351)
Non cash stock-based compensation expense	8	53
Increase in deferred income taxes, net	(743)	(173)
Gain on sale of securities, net	(455)	(608)
Loss on sale and write-down of foreclosed assets	1,348	859
Increase in CSV of bank-owned life insurance policies	(98)	(80)
Decrease in prepaid FDIC deposit insurance assessment	769	726
Increase in income taxes receivable	(815)	(1,764)
Change in other assets and other liabilities, net	260	1,154
Net cash provided by operating activities	10,910	9,732
Investing activities
Activity in available for sale securities
Purchases	(2,490)	(35,799)
Sales	22,999	24,435
Maturities, calls and paydowns	10,475	7,567
Loan originations and principal collections, net	8,037	21,062
Proceeds from sale of foreclosed assets	3,231	5,814
Additions to premises and equipment	(206)	(517)
Net cash received from FDIC-assisted transaction	-	190,253
Proceeds from life insurance	-	308
Net cash provided by investing activities	42,046	213,123
Financing activities
Net increase (decrease) in noninterest-bearing deposits	300	(1,095)
Net decrease in interest-bearing deposits	(66,563)	(13,884)
Net (decrease) increase in short-term borrowings	(2,500)	1,742
Net increase (decrease) in FHLB advances	5,998	(27,003)
Net decrease in other borrowings	(859)	(2,731)
Payment on note payable	-	(74)
Dividends paid	-	(118)
Issuance of common stock, net of issuance costs	2	11,273
Issuance of treasury stock	-	3
Net cash used in financing activities	(63,622)	(31,887)
Increase (decrease) in cash and cash equivalents	(10,666)	190,968
Cash and cash equivalents, beginning of period	58,936	40,535
Cash and cash equivalents, end of period	$ 48,270	$ 231,503

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2010.  Certain prior period balances and formats have been reclassified to conform to the current period presentation.

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

Note 3 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

Savannah and Bryan Bank & Trust (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances.  Cash reserves of $494,000, $581,000 and $336,000 are required as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  At times, the Company pledges interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in addition to investment securities to secure public fund deposits and securities sold under repurchase agreements.  The Company did not have any cash pledged at the FHLB at June 30, 2011 and December 31, 2010.  Pledged cash balances were $1,500,000 at June 30, 2010.

Note 4 - Loss Per Share

Basic loss per share represents net loss divided by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  For the three months and six months ended June 30, 2011 and 2010 the Company did not have any diluted shares.  Loss per common share have been computed based on the following:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010
Average number of common shares outstanding - basic	7,199	6,146	7,199	6,042
Effect of dilutive options	-	-	-	-
Average number of common shares outstanding - diluted	7,199	6,146	7,199	6,042

Stock option shares in the amount of 140,792 and 203,010 at June 30, 2011 and 2010, respectively, were excluded from the diluted earnings per share calculation due to their anti-dilutive effect.

Note 5 - Securities Available for Sale

The aggregate amortized cost and fair value of securities available for sale are as follows:

	June 30, 2011
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises (“GSE”)	$ 1,624	$ 16	$ -	$ 1,640
Mortgage-backed securities - GSE	91,013	2,034	(7)	93,040
State and municipal securities	9,522	184	(1)	9,705
Restricted equity securities	3,633	-	-	3,633
Total investment securities	$ 105,792	$ 2,234	$ (8)	$ 108,018

	December 31, 2010
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises	$ 1,821	$ 4	$ -	$ 1,825
Mortgage-backed securities - GSE	120,998	1,628	(435)	122,191
State and municipal securities	10,285	76	(154)	10,207
Restricted equity securities	3,876	-	-	3,876
Total investment securities	$ 136,980	$ 1,708	$ (589)	$ 138,099

Note 5 - Securities Available for Sale (continued)

The distribution of securities by contractual maturity at June 30, 2011 is shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$ -	$ -
Due after one year through five years	2,131	2,166
Due after five years through ten years	4,127	4,256
Due after ten years	4,888	4,923
Mortgage-backed securities - GSE	91,013	93,040
Restricted equity securities	3,633	3,633
Total investment securities	$ 105,792	$ 108,018

The restricted equity securities consist solely of FHLB and Federal Reserve Bank of Atlanta stock.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.  Available for sale securities that have been in a continuous unrealized loss position are as follows:

June 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities - GSE	$ 1,233	$ (7)	$ -	$ -	$ 1,233	$ (7)
State and municipal securities	1,354	(1)	-	-	1,354	(1)
Total temporarily impaired securities	$ 2,587	$ (8)	$ -	$ -	$ 2,587	$ (8)

December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities - GSE	$ 37,606	$ (435)	$ -	$ -	$ 37,606	$ (435)
State and municipal securities	3,853	(154)	-	-	3,853	(154)
Total temporarily impaired securities	$ 41,459	$ (589)	$ -	$ -	$ 41,459	$ (589)

The unrealized losses on the Company’s investment in GSE mortgage-backed securities were caused by interest rate increases.  The Company purchased those investments at a premium relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments.  The Company also has one municipal security with an unrealized loss caused by interest rate increases.  Management has reviewed this bond and it is rated Aa1.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Note 6 - Loans

The composition of the loan portfolio at June 30, 2011 and December 31, 2010 is presented below:

($ in thousands)	June 30, 2011	Percent of Total	December 31, 2010	Percent of Total
Commercial real estate
Construction and development	$ 21,978	2.7%	$ 20,819	2.5%
Owner-occupied	120,280	14.9	120,797	14.6
Non owner-occupied	228,303	28.3	231,641	28.0
Residential real estate - mortgage	350,596	43.4	363,390	44.0
Commercial	73,423	9.1	74,889	9.1
Installment and other consumer	12,953	1.6	15,026	1.8
Gross loans	807,533	100.0%	826,562	100.0%
Allowance for loan losses	(23,523)		(20,350)
Net loans	$ 784,010		$ 806,212

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

The following table details the change in the allowance for loan losses from December 31, 2010 to June 30, 2011 by loan segment:

($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$ 4,722	$ 13,582	$ 1,528	$ 518	$ -	$ 20,350
Charge-offs	(1,089)	(5,827)	(646)	(60)	-	(7,622)
Recoveries	20	87	17	11	-	135
Provision	3,400	6,750	483	(260)	287	10,660
Ending balance	$ 7,053	$ 14,592	$ 1,382	$ 209	$ 287	$ 23,523

Note 6 - Loans (continued)

The following table details the allowance for loan losses on the basis of the Company’s impairment methodology at June 30, 2011 and December 31, 2010 by loan segment:

June 30, 2011
($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Ending balance	$ 7,053	$ 14,592	$ 1,382	$ 209	$ 287	$ 23,523
Ending balance: impaired loans individually evaluated for impairment	$ 1,313	$ 5,393	$ 184	$ -	$ -	$ 6,890
Ending balance: impaired loans collectively evaluated for impairment	$ 375	$ 1,616	$ 40	$ 55	$ -	$ 2,086

Loans
Ending balance	$ 370,561	$ 350,596	$ 73,423	$ 12,953	$ -	$ 807,533
Ending balance: impaired loans individually evaluated for impairment	$ 10,357	$ 33,925	$ 634	$ -	$ -	$ 44,916
Ending balance: impaired loans collectively evaluated for impairment	$ 3,474	$ 13,365	$ 257	$ 480	$ -	$ 17,576

December 31, 2010
($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Ending balance	$ 4,722	$ 13,582	$ 1,528	$ 518	$ -	$ 20,350
Ending balance: impaired loans individually evaluated for impairment	$ 285	$ 4,055	$ 540	$ 257	$ -	$ 5,137
Ending balance: impaired loans collectively evaluated for impairment	$ 538	$ 2,261	$ 79	$ 92	$ -	$ 2,970
Loans
Ending balance	$ 373,257	$ 363,390	$ 74,889	$ 15,026	$ -	$ 826,562
Ending balance: impaired loans individually evaluated for impairment	$ 3,865	$ 25,669	$ 596	$ 257	$ -	$ 30,387
Ending balance: impaired loans collectively evaluated for impairment	$ 4,454	$ 17,871	$ 600	$ 557	$ -	$ 23,482

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

Note 6 - Loans (continued)

The following is a summary of information pertaining to impaired loans as of and for the periods ended June 30, 2011:

	June 30, 2011
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance
Commercial real estate
Construction and development	$ -	$ -	$ -
Owner-occupied	478	568	-
Non owner-occupied	3,978	6,418	-
Residential real estate - mortgage	16,032	23,414	-
Commercial	331	493	-
Installment and other consumer	-	-	-
Total impaired loans without a valuation allowance	20,819	30,893	-
Impaired loans with a valuation allowance
Commercial real estate
Construction and development	2,357	3,357	309
Owner-occupied	1,046	1,357	381
Non owner-occupied	5,972	6,011	998
Residential real estate - mortgage	31,258	31,781	7,009
Commercial	560	573	224
Installment and other consumer	480	482	55
Total impaired loans with a valuation allowance	41,673	43,561	8,976
Total impaired loans	$ 62,492	$ 74,454	$ 8,976
Average investment in impaired loans for the quarter	$ 57,247
Income recognized on impaired loans for the quarter	$ 291
Income recognized on impaired loans for the six months	$ 457

Note 6 - Loans (continued)

The following is a summary of information pertaining to impaired loans as of and for the year ended December 31, 2010:

	December 31, 2010
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance
Commercial real estate
Construction and development	$ 152	$ 177	$ -
Owner-occupied	1,075	1,374	-
Non owner-occupied	301	3,979	-
Residential real estate - mortgage	12,906	18,476	-
Commercial	-	-	-
Installment and other consumer	-	-	-
Total impaired loans without a valuation allowance	14,434	24,006	-
Impaired loans with a valuation allowance
Commercial real estate
Construction and development	2,218	3,218	265
Owner-occupied	1,647	1,667	186
Non owner-occupied	2,926	3,353	372
Residential real estate - mortgage	30,634	33,471	6,316
Commercial	1,196	1,425	619
Installment and other consumer	814	818	349
Total impaired loans with a valuation allowance	39,435	43,952	8,107
Total impaired loans	$ 53,869	$ 67,958	$ 8,107
Average investment in impaired loans for the year	$ 53,962
Income recognized on impaired loans for the year	$ 821

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by class of loans:

	June 30, 2011
($ in thousands)	30-59 days past due	60-89 days past due	Accruing greater than 90 days past due	Nonaccrual	Total past due and nonaccrual
Commercial real estate
Construction and development	$ 321	$ -	$ -	$ 2,357	$ 2,678
Owner-occupied	1,187	89	-	1,365	2,641
Non owner-occupied	976	2,770	-	4,578	8,324
Residential real estate - mortgage	8,191	2,850	113	29,680	40,834
Commercial	232	218	25	781	1,256
Installment and other consumer	161	18	12	399	590
Total	$ 11,068	$ 5,945	$ 150	$ 39,160	$ 56,323

Note 6 - Loans (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	December 31, 2010
($ in thousands)	30-59 days past due	60-89 days past due	Accruing greater than 90 days past due	Nonaccrual	Total past due and nonaccrual
Commercial real estate
Construction and development	$ -	$ -	$ -	$ 2,370	$ 2,370
Owner-occupied	1,471	-	251	1,194	2,916
Non owner-occupied	309	12	803	1,595	2,719
Residential real estate - mortgage	4,114	4,894	1,855	26,446	37,309
Commercial	120	85	151	760	1,116
Installment and other consumer	147	12	4	471	634
Total	$ 6,161	$ 5,003	$ 3,064	$ 32,836	$ 47,064

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

The following table presents the Company’s loan portfolio by risk-rating grades at June 30, 2011 and December 31, 2010:

	June 30, 2011
($ in thousands)	Pass (1-4)	Special Mention (5)	Sub-standard (6)	Doubtful (7)	Loss (8)	Total
Commercial real estate
Construction and development	$ 18,597	$ 341	$ 3,040	$ -	$ -	$ 21,978
Owner-occupied	111,737	2,208	6,335	-	-	120,280
Non owner-occupied	199,217	8,583	20,503	-	-	228,303
Residential real estate - mortgage	277,176	15,954	57,466	-	-	350,596
Commercial	68,767	513	4,143	-	-	73,423
Installment and other consumer	12,208	79	666	-	-	12,953
Total	$ 687,702	$ 27,678	$ 92,153	$ -	$ -	$ 807,533

	December 31, 2010
($ in thousands)	Pass (1-4)	Special Mention (5)	Sub-standard (6)	Doubtful (7)	Loss (8)	Total
Commercial real estate
Construction and development	$ 17,792	$ 577	$ 2,450	$ -	$ -	$ 20,819
Owner-occupied	114,603	1,851	4,343	-	-	120,797
Non owner-occupied	216,744	9,017	5,880	-	-	231,641
Residential real estate - mortgage	290,894	19,936	51,317	1,243	-	363,390
Commercial	71,361	666	2,562	300	-	74,889
Installment and other consumer	14,011	78	762	175	-	15,026
Total	$ 725,405	$ 32,125	$ 67,314	$ 1,718	$ -	$ 826,562

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

Derivative instruments: The derivative instruments consist of loan level swaps.  As such, significant fair value inputs can generally be verified and do not typically involve significant judgments by management.

Note 7 - Fair Value of Financial Instruments (continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
($ in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Investment securities	$ 108,018	$ -	$ 104,385	$ 3,633
Derivative asset positions	145	-	145	-
Derivative liability positions	151	-	151	-

	Carrying	Fair Value Measurements at December 31, 2010 Using
($ in thousands)	Value	Level 1	Level 2	Level 3
Investment securities	$ 138,099	$ -	$ 134,223	$ 3,876
Derivative asset positions	136	-	136	-
Derivative liability positions	135	-	135	-

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

Assets and liabilities with an impairment charge during the current period and measured at fair value on a nonrecurring basis are summarized below:

		Carrying Values at June 30, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3	Total loss
Impaired loans	$ 11,719	$ -	$ -	$ 11,719	$ (4,728)
OREO	3,608	-	-	3,608	(742)

		Carrying Values at December 31, 2010
($ in thousands)	Total	Level 1	Level 2	Level 3	Total loss
Impaired loans	$ 7,236	$ -	$ -	$ 7,236	$ (5,073)
OREO	5,423	-	-	5,423	(1,424)

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

Following is a description of the methods and assumptions used by the Company to estimate the fair value of its other financial instruments:

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
($ in thousands)		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and federal funds sold	$ 11,917	$ 11,917	$ 18,100	$ 18,100
Interest-bearing deposits	36,353	36,353	40,836	40,836
Securities available for sale	108,018	108,018	138,099	138,099
Loans, net of allowance for loan losses	784,010	776,777	806,212	800,785
Accrued interest receivable	3,100	3,100	3,789	3,789
Derivative asset positions	145	145	136	136

Financial liabilities:
Deposits	857,482	863,272	923,745	929,271
Short-term borrowings	12,575	12,575	15,075	15,075
Other borrowings	9,677	9,677	10,536	10,536
FHLB advances	23,656	24,182	17,658	18,214
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310	10,310
Accrued interest payable	845	845	1,108	1,108
Derivative liability positions	151	151	135	135

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

Overview

For a comprehensive presentation of the Company’s financial condition at June 30, 2011 and December 31, 2010 and results of operations for the three and six month periods ended June 30, 2011 and 2010, the following analysis should be reviewed with other information including the Company’s December 31, 2010 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
Second Quarter Financial Highlights
 ($ in thousands, except share data)
(Unaudited)

Balance Sheet Data at June 30	2011	2010	% Change
Total assets	$ 1,002,254	$ 1,234,817	(19)
Interest-earning assets	910,717	1,137,863	(20)
Loans	807,533	848,852	(4.9)
Other real estate owned	12,125	7,793	56
Deposits	857,482	1,070,445	(20)
Interest-bearing liabilities	817,675	1,049,175	(22)
Shareholders' equity	85,134	89,594	(5.0)
Loan to deposit ratio	94.17%	79.30%	19
Equity to assets	8.49%	7.26%	17
Tier 1 capital to risk-weighted assets	11.09%	12.10%	(8.3)
Total capital to risk-weighted assets	12.37%	13.36%	(7.5)
Outstanding shares	7,199	7,201	0.0
Book value per share	$ 11.83	$ 12.44	(4.9)
Tangible book value per share	$ 11.32	$ 12.09	(6.4)
Market value per share	$ 7.41	$ 9.76	(24)

Loan Quality Data
Nonaccruing loans	$ 39,160	$ 39,001	0.4
Loans past due 90 days – accruing	150	2,184	(93)
Net charge-offs	7,487	7,968	(6.0)
Allowance for loan losses	23,523	18,775	25
Allowance for loan losses to total loans	2.91%	2.21%	32
Nonperforming assets to total assets	5.13%	3.97%	29

Performance Data for the Second Quarter
Net loss	$ (1,492)	$ (62)	NM
Return on average assets	(0.59)%	(0.02)%	NM
Return on average equity	(6.96)%	(0.31)%	NM
Net interest margin	3.91%	3.54%	10
Efficiency ratio	66.18%	65.38%	1.2
Per share data:
Net loss – basic	$ (0.21)	$ (0.01)	NM
Net loss – diluted	$ (0.21)	$ (0.01)	NM
Dividends	$ 0.00	$ 0.00	0.0
Average shares (000s):
Basic	7,199	6,146	17
Diluted	7,199	6,146	17

Performance Data for the First Six Months
Net loss	$ (1,366)	$ (550)	(148)
Return on average assets	(0.27)%	(0.05)%	(440)
Return on average equity	(3.18)%	(0.69)%	(361)
Net interest margin	3.82%	3.59%	6.4
Efficiency ratio	62.34%	62.60%	(0.4)
Per share data:
Net loss – basic	$ (0.19)	$ (0.09)	112
Net loss – diluted	$ (0.19)	$ (0.09)	112
Dividends	$ 0.00	$ 0.02	NM
Average shares (000s):
Basic	7,199	6,042	19
Diluted	7,199	6,042	19

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
Critical Accounting Estimates
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three and six month periods ended June 30, 2011 compared with the same periods in 2010.  Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company."  The Savannah Bank, N.A. is referred to as "Savannah" and Bryan Bank & Trust is referred to as “Bryan.”  Minis & Co., Inc., a registered investment advisor and wholly-owned subsidiary, is referred to as “Minis.”  SAVB Holdings, LLC (“SAVB Holdings”), was formed in the third quarter 2008 for the purpose of holding problem loans and other real estate.  Collectively, Savannah and Bryan are referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, Georgia and, as of June 30, 2011, had eleven banking offices and thirteen ATMs in Savannah, Garden City, Skidaway Island, Whitemarsh Island, Tybee Island, Pooler, and Richmond Hill, Georgia and Hilton Head Island and Bluffton, South Carolina.  The Company also has mortgage lending offices in Savannah, Richmond Hill and Hilton Head Island and an investment management office in Savannah.

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

Critical Accounting Estimates

Allowance for Loan Losses

The Company and Subsidiary Banks consider their policies regarding the allowance for loan losses to be its most critical accounting estimate due to the significant degree of management judgment involved.  The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the allowance reflects management's opinion of an adequate level to absorb probable losses inherent in the loan portfolio at June 30, 2011.  The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, recent charge-off levels, known loan deteriorations and concentrations of credit.  Other factors affecting the allowance include market interest rates, loan sizes, portfolio maturity and composition, collateral values and general economic conditions.  Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the amount of the allowance.

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

The allowance for loan losses totaled $23,523,000, or 2.91 percent of total loans, at June 30, 2011.  This is compared to an allowance of $20,350,000, or 2.46 percent of total loans, at December 31, 2010.  For the six months ended June 30, 2011, the Company reported net charge-offs of $7,487,000 compared to net charge-offs of $7,968,000 for the same period in 2010.  During the first six months of 2011 and 2010, a provision for loan losses of $10,660,000 and $9,065,000, respectively, was added to the allowance for loan losses.  The Company continues to see weakness in its local real estate markets with downward pressure on real estate values during the first half of 2011.  This weakness in the real estate market has led to a continued high level of real estate related charge-offs and a higher level of provision for loan losses during 2011.

The Company's nonperforming assets consist of loans on nonaccrual status, loans which are contractually past due 90 days or more on which interest is still being accrued, and other real estate owned.  Nonaccrual loans of $39,160,000 and loans past due 90 days or more of $150,000 totaled $39,310,000, or 4.87 percent of gross loans, at June 30, 2011.  Nonaccrual loans of $32,836,000 and loans past due 90 days or more of $3,064,000 totaled $35,900,000, or 4.34 percent of gross loans, at December 31, 2010.  Generally, loans are placed on nonaccrual status when the collection of the principal or interest in full becomes doubtful.  Management typically writes down loans through a charge to the allowance when it determines they are impaired.  Nonperforming assets also included $12,125,000 and $13,199,000 of other real estate owned at June 30, 2011 and December 31, 2010, respectively.  Management is aggressively pricing and marketing the other real estate owned.

Impaired loans, which include loans modified in troubled debt restructurings, totaled $62,492,000 and $53,869,000 at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011 nonperforming loans consisted primarily of $18.0 million of improved residential real estate-secured loans and $14.2 million of land, lot and construction and development related loans.  Less than one percent of the nonperforming loans were unsecured.  The largest nonperforming relationship consists of four loans for $6.3 million to a residential developer in the Bluffton/Hilton Head Island, South Carolina market.  The loans are secured by residential land and lots.  Approximately $1,449,000 has already been charged-off on this loan relationship and an additional $855,000 of the allowance was allocated as a specific reserve.  The next largest nonpeforming loan relationship consists of four loans for $2.8 million to a residential developer in the Effingham County, Georgia market.  The loans are secured by residential land and lots and completed 1-4 family properties.  The Company charged-off $1,500,000 on this relationship in 2010 and still has approximately $300,000 of the allowance allocated as a specific reserve and $52,000 allocated as a general reserve.  The next largest nonperforming relationship consists of two loans for $2.7 million which are secured by a 1-4 family rental property and a residential improved lot located on Hilton Head Island, South Carolina.  The Company charged-off $642,000 on this relationship in the second quarter 2011.  The next largest nonperforming relationship consists of four loans for $2.7 million secured by 1-4 family residential rental properties on Tybee Island, Georgia.  The Company is in process of foreclosing on the properties and has approximately $451,000 of the allowance allocated as a specific reserve.

The Company continues to devote significant internal and external resources to managing the past due and classified loans.  The Company has performed extensive internal and external loan review procedures and analyses on the loan portfolio.  The Company charges-down loans as appropriate before the foreclosure process is complete and often before they are past due.

If the allowance for loan losses had changed by five percent, the effect on net income would have been approximately $729,000.  If the allowance had to be increased by this amount, it would not have changed the holding company or the Subsidiary Banks’ status as well-capitalized financial institutions.

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

The following table provides historical information regarding the allowance for loan losses and nonperforming loans and assets for the most recent five quarters ended June 30, 2011.

	2011		2010
	Second	First	Fourth	Third	Second
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses
Balance at beginning of period	$ 22,363	$ 20,350	$ 19,519	$ 18,775	$ 19,611
Provision for loan losses	6,300	4,360	6,725	5,230	3,745
Net charge-offs	(5,140)	(2,347)	(5,894)	(4,486)	(4,581)
Balance at end of period	$ 23,523	$ 22,363	$ 20,350	$ 19,519	$ 18,775

As a % of loans	2.91%	2.73%	2.46%	2.34%	2.21%
As a % of nonperforming loans	59.84%	64.38%	56.69%	47.56%	45.59%
As a % of nonperforming assets	45.73%	45.87%	41.45%	38.44%	38.33%

Net charge-offs as a % of average loans (a)	2.65%	1.21%	2.26%	2.03%	2.26%

Risk element assets
Nonaccruing loans	$ 39,160	$ 33,921	$ 32,836	$ 40,837	$ 39,001
Loans past due 90 days – accruing	150	817	3,064	204	2,184
Total nonperforming loans	39,310	34,738	35,900	41,041	41,185
Other real estate owned	12,125	14,014	13,199	9,739	7,793
Total nonperforming assets	$ 51,435	$ 48,752	$ 49,099	$ 50,780	$ 48,978

Loans past due 30-89 days	$ 17,013	$ 9,175	$ 11,164	$ 10,757	$ 10,259

Nonperforming loans as a % of loans	4.87%	4.24%	4.34%	4.93%	4.85%
Nonperforming assets as a % of loans
and other real estate owned	6.28%	5.85%	5.85%	6.03%	5.72%
Nonperforming assets as a % of assets	5.13%	4.69%	4.60%	4.63%	3.97%

(a) Annualized

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Results of Operations

Second Quarter, 2011 Compared to the Second Quarter, 2010

The Company reported a net loss for the second quarter 2011 of $1,492,000, compared to a net loss of $62,000 in the second quarter 2010.  Net loss per diluted share was 21 cents in the second quarter 2011 compared to a net loss of 1 cent per diluted share in the second quarter 2010.  The quarter over quarter decrease in earnings resulted primarily from an increase in the provision for loan losses and in losses on the sale and write-down of foreclosed assets. These losses were partially offset by an increase in net interest income.  Return on average equity was (6.96) percent, return on average assets was (0.59) percent and the efficiency ratio was 66.18 percent in the second quarter 2011.  Pretax earnings before the provision for loan losses and gain/loss on sale of securities and foreclosed assets were $4,511,000 in the second quarter of 2011 versus $3,653,000 in the second quarter of 2010.  The schedule below reconciles the loss before income taxes to the pre-tax core earnings.

	For the
	Three Months Ended
	June 30,
($ in thousands)	2011	2010
Loss before income taxes	$ (2,667)	$ (282)
Add: Provision for loan losses	6,300	3,745
Add: Loss on foreclosed assets	1,115	331
Less: Gain on sale of securities	(237)	(141)
Pre-tax core earnings	$ 4,511	$ 3,653

Second quarter average interest-earning assets decreased 1.2 percent to $928 million in 2011 from $939 million in 2010.  Second quarter net interest income was $9,035,000 in 2011 compared to $8,276,000 in 2010, a 9.2 percent increase.  Second quarter average accruing loans were $777 million in 2011 compared to $813 million in 2010, a 4.4 percent decrease.  Average deposits were $879 million in 2011 versus $896 million in 2010, a decrease of 1.9 percent.  Shareholders' equity was $85.1 million at June 30, 2011 compared to $89.6 million at June 30, 2010.  The Company's total capital to risk-weighted assets ratio was 12.37 percent at June 30, 2011, which exceeds the 10 percent required by the regulatory agencies to maintain well-capitalized status.

Second quarter net interest margin increased 10 percent to 3.91 percent in 2011 from 3.54 percent in 2010.  As shown in Table 2, the increase in net interest margin was primarily due to a lower cost on interest-bearing deposits.  This was partially offset by a decrease in the yield on interest-earning assets.  The cost of interest-bearing deposits decreased from 1.54 percent for the second quarter of 2010 to 1.06 percent for the same period in 2011.  The decrease was due to both the repricing of money market accounts and time deposits in the current low interest rate environment and a shift in the deposit makeup from higher cost time deposits to lower cost money market accounts.  Average money market accounts grew approximately $24.3 million from the quarter ended June 30, 2010 to the quarter ended June 30, 2011.  Average time deposits declined approximately $67.5 million from the quarter ended June 30, 2010 to the quarter ended June 30, 2011.  The yield on earning assets decreased from 5.07 percent for the second quarter of 2010 to 4.97 percent for the second quarter of 2011 which was primarily a result of the Company holding, on average, $31.8 million more in lower yielding interest-bearing deposits and investments during the second quarter of 2011 than the same period in 2010.  The Company received $190 million in cash when it acquired the deposits and certain assets of First National Bank, Savannah (“First National”) in an FDIC-assisted transaction in June, 2010 and much of this liquidity was invested in interest-bearing deposits and investments.  Since this transaction, the Company has allowed much of its brokered and higher priced time deposits to run-off in order to reduce this excess liquidity and improve the net interest margin.  On a linked quarter basis, the net interest margin increased 18 basis points compared to the first quarter 2011.  The Company on average held $23.5 million less in interest-bearing deposits and investments during the second quarter of 2011 compared to the first quarter of 2011.  The resulting yield on earning assets increased from 4.89 percent in the first quarter of 2011 to 4.97 percent during the second quarter of 2011.  The Company continues to aggressively manage the pricing on deposits and the use of wholesale funds to augment the net interest margin.

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

Second quarter provision for loan losses was $6,300,000 for 2011, compared to $3,745,000 in 2010.  Second quarter net charge-offs were $5,140,000 for 2011 compared to $4,581,000 in 2010.  Loans decreased $11.6 million, or 1.4 percent, in the second quarter 2011 compared to a decline of $19.7 million, or 2.3 percent, in the second quarter 2010.  The higher provision for loan losses and net charge-offs in the second quarter of 2011 compared to 2010 were due to the fact that the Company continues to see weakness in its local real estate markets with downward pressure on real estate values.  This weakness in the real estate market has led to a continued high level of real estate related charge-offs and a higher level of provision for loan losses during 2011.

Noninterest income decreased $19,000, or 1.1 percent, in the second quarter of 2011 versus the same period in 2010 due to an $112,000 decline in service charges on deposit accounts.  The decline in service charges was primarily due to recent regulatory guidance related to NSF/overdraft charges.  This decline was partially offset by a $96,000 increase in the gain on sale of securities during the second quarter of 2011 compared to the same period in 2010.

Noninterest expense increased $570,000, or 8.7 percent, to $7,109,000 in the second quarter 2011 compared to the same period in 2010.  The increase in noninterest expense was mainly attributable to a $784,000, or 237 percent, increase in losses from write-downs and sales of foreclosed assets.  This increase was partially offset by a $207,000, or 6.7 percent, decline in salaries and employee benefits, a $103,000, or 20 percent, decline in information technology expense, and a $74,000, or 18 percent, decline in FDIC deposit insurance premiums.  The decrease in salaries and benefits was due to the reduction in the number of full time equivalent employees from 216 at June 30, 2010 to 185 at June 30, 2011.  The Company renegotiated and renewed its contract with its core processor resulting in the decline in its information technology expense.  The decrease in the FDIC insurance premiums was due to changes to the FDIC assessment process which became effective in the second quarter of 2011.

The second quarter income tax benefit was $1,175,000 in 2011 compared to $220,000 in 2010.  The effective tax rate in the second quarter of 2011 was 44.1 percent compared to 78.0 percent in the second quarter of 2010.  The decline in the effective tax rate in the second quarter 2011 was due in part to the impact of tax credits.  The Company evaluates its deferred tax assets every quarter.  All significant deferred tax assets are considered to be realizable due to expected future taxable income and open tax years for which taxable losses could be carried back.

First Six Months, 2011 Compared to the First Six Months, 2010

The Company reported a net loss for the first six months of 2011 of $1,366,000 compared to a net loss of $550,000 in the first six months of 2010.  Net loss per diluted share was 19 cents in the first six months of 2011 compared to a net loss of 9 cents per diluted share in the same period in 2010.  The decrease in earnings during the first six months in 2011 as compared to the same period in 2010 resulted primarily from an increase in the provision for loan losses and a decrease in noninterest income, partially offset by an increase in net interest income.  Return on average equity was (3.18) percent, return on average assets was (0.27) percent and the efficiency ratio was 62.34 percent in the first half of 2011.  Pretax earnings before the provision for loan losses and gain/loss on sale of securities and foreclosed assets were $10,187,000 in the first six months of 2011 versus $7,996,000 in the first half of 2010.  The schedule below reconciles the loss before income taxes to the pre-tax core earnings.

	For the
	Six Months Ended
	June 30,
($ in thousands)	2011	2010
Loss before income taxes	$ (1,366)	$ (1,320)
Add: Provision for loan losses	10,660	9,065
Add: Loss on foreclosed assets	1,348	859
Less: Gain on sale of securities	(455)	(608)
Pre-tax core earnings	$ 10,187	$ 7,996

Average interest-earning assets in the first six months of 2011 increased 0.6 percent to $945 million from $940 million in 2010.  Net interest income during the first six months of 2011 was $17,879,000 compared to $16,705,000 in 2010, a 7.0 percent increase.  Average accruing loans during the first six months of 2011 were $782 million compared to $827 million during the first six months of 2010, a 5.4 percent decrease.  Average deposits during the first six months of 2011 were $896 million versus $887 million in 2010, an increase of 1.0 percent.

The net interest margin increased 6.4 percent during the first six months of 2011 increased to 3.82 percent from 3.59 percent during the same period in 2010.  As shown in Table 3, the increase in net interest margin was primarily due to a lower cost on interest-bearing deposits.  This was partially offset by a decrease in the yield on interest-earning assets.  The cost of interest-bearing deposits decreased to 1.12 percent during the first six months of 2011 from 1.60 percent for the same period in 2010.  The decrease was due to both the repricing of money market accounts and time deposits in the current low interest rate environment and a shift in the deposit makeup from higher cost time deposits to lower cost money market accounts.   Average money market accounts grew approximately $30.6 million from the six months ended June 30, 2010 to the six months ended June 30, 2011.  Average time deposits declined approximately $51.0 million from the six months ended June 30, 2010 to the six months ended June 30, 2011.  The yield on earning assets decreased to 4.93 percent during the first six months of 2010 from 5.17 percent for the same period in 2010, which was primarily a result of the Company holding, on average, $57.1 million more in lower yielding interest-bearing deposits and investments during 2011 compared to 2010.

The provision for loans losses was $10,660,000 for the first six months of 2011, compared to $9,065,000 for the comparable period in 2010.  Net charge-offs were $7,487,000 during the first six months of 2011 compared to $7,968,000 for the same period in 2010.  Loans decreased $19 million, or 2.3 percent, in the first half of 2011 compared to a decline of $35 million, or 4.1 percent, in the first half 2010.  The high level of provision for loan losses and net charge-offs in the first half of 2011 and 2010 are due to the fact that the Company continues to see weakness in its local real estate markets with downward pressure on real estate values.  This weakness in the real estate market has led to a continued high level of real estate related charge-offs and a higher level of provision for loan losses during 2011.

Noninterest income decreased $674,000, or 17 percent, in the first six months of 2011 versus the same period in 2010 due to a $197,000 decline in service charges on deposit accounts, a $153,000 decline on gain on sale of securities and a $254,000 decline in other operating income.  The decline is service charges were primarily due to recent regulatory guidance related to NSF/overdraft charges.  The decline in other operating income was due to the Company recording a $308,000 gain on a bank-owned life insurance policy payout in which the Company was the beneficiary during the first half of 2010.

Noninterest expense increased $256,000, or 2.0 percent, to $13,222,000 in the first half of 2011 compared to the same period in 2010.  The increase in noninterest expense was mainly attributable to a $489,000, or 57 percent, increase in losses from write-downs and sales of foreclosed assets.  This increase was partially offset by a decline in salaries and employee benefits of $341,000 or 5.6 percent and a decline in information technology expense of $196,000 or 19 percent.  The Company renegotiated and renewed its contract with its core processor resulting in the decline in its information technology expense.

The income tax benefit was $1,305,000 in the first half of 2011 compared to $770,000 in the same period in 2010.  The effective tax rate in the first half of 2011 was 48.9 percent compared to 58.3 percent in the first half of 2010.  The decline in the effective tax rate in 2011 was due in part to the impact of tax credits.  The Company evaluates its deferred tax assets every quarter.  All significant deferred tax assets are considered to be realizable due to expected future taxable income and open tax years for which taxable losses could be carried back.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  Total assets were $1.00 billion and $1.07 billion at June 30, 2011 and December 31, 2010, respectively, a decrease of 6.1 percent.  Loans decreased $19 million, or 2.3 percent, the first six months of 2011.  The Company experienced normal pay downs on loans in 2011 and demand for new loans was weak.  Cash and cash equivalents and investment securities decreased $41 million, or 21 percent, during the first half of 2011.  The Company had an influx of deposits from the First National transaction during June 2010 and these funds were primarily used to increase cash and cash equivalents and investment securities.  The Company has allowed much of its brokered and higher priced time deposits to run-off in order to reduce this excess liquidity and improve the net interest margin.  As such, deposits have declined $66 million, or 7.2 percent, from $924 million at December 31, 2010 to $857 million at June 30, 2011.

Average total assets remained flat at $1.04 billion in the first half of 2011 and 2010.  On average, the Company held $51 million more in interest-bearing deposits, federal funds sold and investment securities in the first half of 2011 compared to the same period in 2010.  This was offset by the $45 million decline in the average balance of accruing loans in the first half of 2011 compared to the same period in 2010.  The decline in loans from the first half of 2011 compared to 2010 was due to normal pay downs, charge-offs and weak demand for new loans.

The Company has classified all investment securities as available for sale.  Lower short-term interest rates resulted in an overall net unrealized gain of $2.2 million in the investment portfolio at June 30, 2011.  The unrealized gain or loss amounts are included in shareholders’ equity as accumulated other comprehensive income (loss), net of tax.  The Company’s investment portfolio decreased $30 million during the first half of 2011 to $108 million primarily due to the Subsidiary Banks selling approximately $23 million in securities.  The securities were sold in part to provide liquidity for maturing brokered and internet time deposits that the Company elected not to renew.

Deposits were down $66 million during the first half of 2011 to $857 million at June 30, 2011.  The Company decided not to renew higher cost deposits including brokered and internet time deposits in order to reduce excess liquidity and improve the Company’s net interest margin.  At June 30, 2011, the Company had $122 million in brokered and internet deposits which included $41 million in institutional money market accounts.  This was down approximately $39 million, or 24 percent, from December 31, 2010 when the Company had $161 million including $43 million in institutional money market accounts.  At June 30, 2011 and December 31, 2010, brokered time deposits include $39 million and $36 million, respectively, of reciprocal deposits from the Company’s local customers that are classified as brokered because they are placed in the CDARS network for deposit insurance purposes.  In addition, at June 30, 2011 and December 31, 2010, the Company had $18 million and $51 million, respectively, of internet time deposits remaining from the First National acquisition.

Capital Resources

The Subsidiary Banks’ primary regulators have adopted capital requirements that specify the minimum capital level for which no prompt corrective action is required.  In addition, the FDIC has adopted FDIC insurance assessment rates based on certain “well-capitalized” risk-based and equity capital ratios.  Failure to meet minimum capital requirements can result in the initiation of certain actions by the regulators that, if undertaken, could have a material effect on the Company’s and the Subsidiary Banks’ financial statements.  As of June 30, 2011, the Company and the Subsidiary Banks were categorized as well-capitalized under the regulatory framework for prompt corrective action in the most recent notification from the FDIC.  Bryan has agreed with its primary regulator to maintain a Tier 1 Leverage Ratio of not less than 8.00 percent.  The Company is evaluating its options for Bryan to be in conformity with this stipulation.

Total tangible equity capital for the Company was $81.5 million, or 8.13 percent of total assets at June 30, 2011.  The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

					Well-
($ in thousands)	Company	Savannah	Bryan	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 84,679	$ 65,173	$ 18,428	-	-
Total capital	94,394	72,248	20,916	-	-

Leverage Ratios
Tier 1 capital to average assets	8.39%	8.71%	7.37%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk-weighted assets	11.09%	11.65%	9.53%	4.00%	6.00%
Total capital to risk-weighted assets	12.37%	12.92%	10.81%	8.00%	10.00%

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

During the first six months of 2011, portfolio loans decreased $19 million to $808 million while deposits decreased $66 million to $857 million.  The loan to deposit ratio was 94 percent at June 30, 2011, which is up from 89 percent at December 31, 2010.   Cash and cash equivalents and investment securities decreased $41 million, or 21 percent, during the first six months of 2011 to $156 million.  During the first half of 2011, the Company allowed much of its brokered and higher priced time deposits to run-off in order to reduce excess liquidity and improve the net interest margin.

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

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB.  Under these agreements, the Subsidiary Banks have pledged certain 1-4 family first mortgage loans, commercial real estate loans, home equity lines of credit and second mortgage residential loans.  The Subsidiary Banks’ individual borrowing limits range from 20 to 25 percent of assets.  In aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $117 million with the FHLB of which $24 million was advanced at June 30, 2011.  These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks.  The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide up to $44.5 million of funding needs for 30-60 days.  The Subsidiary Banks have been approved to access the FRB discount window to borrow on a secured basis at 50 basis points over the Federal Funds Target Rate.  The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested.  The Subsidiary Banks were approved by the FRB under the borrower-in-custody of collateral (“BIC”) arrangement.  This temporary liquidity arrangement allows collateral to be maintained at the Subsidiary Banks rather than being delivered to the FRB or a third-party custodian.  At June 30, 2011, the Company had secured borrowing capacity of $108 million with the FRB and no amount outstanding.

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

The Company’s cash flow, maturity and repricing gap at June 30, 2011 was $90 million at one year, or 9.9 percent of total interest-earning assets.  At December 31, 2010 the gap at one year was $95 million, or 9.8 percent of total interest-earning assets.  Interest-earning assets with maturities over five years totaled approximately $56 million, or 6.2 percent of total interest-earning assets at June 30, 2011.  See Table 1 for cash flow, maturity and repricing gap.  The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income.  However, interest-earning assets with maturities and/or repricing dates over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

The Company continues to be asset-sensitive within the 90 day and one year time frame which usually means that if rates increase then net interest income and the net interest margin increase and if rates decrease then net interest income and the net interest margin decrease.  However, over the past twelve months, interest rates have basically remained flat if not declined slightly, and net interest income and the net interest margin increased in the first half of 2011 compared to the same period in 2010.  The Company’s cost of interest-bearing deposits declined more than the yield on interest-earning assets during the first half of 2011 compared to the same period in 2010.

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

Table 1 – Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of June 30, 2011:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	months	years	years	years	Total
Interest-earning assets
Investment securities	$ -	$ 7,550	$ 14,770	$ 32,022	$ 21,865	$ 31,811	$ 108,018
Federal funds sold	200	-	-	-	-	-	200
Interest-bearing deposits	34,920	573	175	685	-	-	36,353
Loans - fixed rates	-	119,617	146,095	179,092	31,726	23,206	499,736
Loans - variable rates	-	255,639	6,451	4,843	298	1,406	268,637
Total interest-earnings assets	35,120	383,379	167,491	216,642	53,889	56,423	912,944
Interest-bearing liabilities
NOW and savings	-	7,924	15,850	39,622	47,545	47,547	158,488
Money market accounts	-	74,545	79,357	45,347	68,021	-	267,270
Time deposits	-	109,198	167,541	33,991	24,894	75	335,699
Short-term borrowings	12,575	-	-	-	-	-	12,575
Other borrowings	-	1,936	5,806	1,935	-	-	9,677
FHLB advances	7,000	-	3,504	3,011	11	10,130	23,656
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	19,575	203,913	272,058	123,906	140,471	57,752	817,675
Gap-Excess assets (liabilities)	15,545	179,466	(104,567)	92,736	(86,582)	(1,329)	95,269
Gap-Cumulative	$ 15,545	$ 195,011	$ 90,444	$ 183,180	$ 96,598	$ 95,269	$ 95,269
Cumulative sensitivity ratio *	1.79	1.87	1.18	1.30	1.13	1.12	1.12

       * Cumulative interest-earning assets / cumulative interest-bearing liabilities

Table 2 – Average Balance Sheet and Rate/Volume Analysis – Second Quarter, 2011 and 2010

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the second quarter of 2011 and 2010.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
06/30/11	06/30/10	06/30/11	06/30/10		06/30/11	06/30/10	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 35,785	$ 32,915	0.30	0.29	Interest-bearing deposits	$ 27	$ 24	$ 3	$ 1	$ 2
108,408	78,271	2.85	2.44	Investments - taxable	770	476	294	80	214
6,361	7,595	4.48	4.33	Investments - non-taxable	71	82	(11)	3	(14)
595	7,365	0.67	0.16	Federal funds sold	1	3	(2)	9	(11)
777,167	813,215	5.48	5.57	Loans (c)	10,623	11,300	(677)	(182)	(495)
928,316	939,361	4.97	5.07	Total interest-earning assets	11,492	11,885	(393)	(89)	(304)
90,008	98,815			Noninterest-earning assets
$1,018,324	$1,038,176			Total assets

				Liabilities and equity
				Deposits
$ 140,593	$126,536	0.29	0.37	NOW accounts	100	116	(16)	(25)	9
21,169	18,015	0.15	0.40	Savings accounts	8	18	(10)	(11)	1
235,375	188,443	1.11	1.57	Money market accounts	654	739	(85)	(216)	131
40,527	63,147	0.51	0.85	MMA - institutional	52	134	(82)	(54)	(28)
163,689	168,090	1.61	2.43	CDs, $100M or more	657	1,019	(362)	(344)	(18)
43,599	97,563	0.81	1.05	CDs, broker	88	255	(167)	(58)	(109)
141,114	150,201	1.49	2.24	Other time deposits	523	837	(314)	(281)	(33)
786,066	811,995	1.06	1.54	Total interest-bearing deposits	2,082	3,118	(1,036)	(989)	(47)
23,545	34,695	3.49	3.65	Short-term/other borrowings	205	316	(111)	(14)	(97)
14,788	15,992	2.33	2.28	FHLB advances	86	91	(5)	2	(7)
10,310	10,310	2.96	2.96	Subordinated debt	76	76	-	-	-
				Total interest-bearing
834,709	872,992	1.18	1.65	liabilities	2,449	3,601	(1,152)	(1,001)	(151)
93,049	83,620			Noninterest-bearing deposits
4,529	1,454			Other liabilities
86,037	80,110			Shareholders' equity
$1,018,324	$1,038,176			Liabilities and equity
		3.79	3.42	Interest rate spread
		3.91	3.54	Net interest margin
				Net interest income	$ 9,043	$ 8,284	$ 759	$ 912	$ (153)
$ 93,607	$ 66,369			Net earning assets
$ 879,115	$895,615			Average deposits
		0.95	1.40	Average cost of deposits
88%	91%			Average loan to deposit ratio

(a)
This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b)	The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $8 in the second quarter 2011 and 2010, respectively.
(c)	Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Table 3 – Average Balance Sheet and Rate/Volume Analysis – First Six Months, 2011 and 2010

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the first six months of 2011 and 2010.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
YTD	YTD	YTD	YTD		YTD	YTD	Vari-
06/30/11	06/30/10	06/30/11	06/30/10		06/30/11	06/30/10	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 38,678	$ 19,450	0.31	0.31	Interest-bearing deposits	$ 59	$ 30	$ 29	$ -	$ 29
116,911	77,969	2.72	2.50	Investments - taxable	1,576	965	611	85	526
6,627	7,712	4.41	4.16	Investments - non-taxable	145	159	(14)	10	(24)
647	7,179	0.62	0.31	Federal funds sold	2	11	(9)	11	(20)
782,364	827,344	5.50	5.59	Loans (c)	21,323	22,921	(1,598)	(369)	(1,229)
945,227	939,654	4.93	5.17	Total interest-earning assets	23,105	24,086	(981)	(264)	(717)
90,967	95,678			Noninterest-earning assets
$1,036,194	$1,035,332			Total assets

				Liabilities and equity
				Deposits
$ 139,955	$124,688	0.31	0.38	NOW accounts	212	235	(23)	(43)	20
20,761	17,742	0.18	0.44	Savings accounts	19	39	(20)	(23)	3
235,342	180,672	1.19	1.58	Money market accounts	1,388	1,418	(30)	(349)	319
41,316	65,380	0.53	0.89	MMA - institutional	109	290	(181)	(117)	(64)
170,933	164,974	1.66	2.56	CDs, $100M or more	1,408	2,095	(687)	(736)	49
46,549	101,889	0.84	1.07	CDs, broker	194	540	(346)	(116)	(230)
148,428	150,012	1.54	2.39	Other time deposits	1,135	1,776	(641)	(632)	(9)
803,284	805,357	1.12	1.60	Total interest-bearing deposits	4,465	6,393	(1,928)	(2,017)	89
24,472	38,955	3.46	3.35	Short-term/other borrowings	420	647	(227)	21	(248)
15,243	15,828	2.32	2.24	FHLB advances	175	176	(1)	6	(7)
10,310	10,310	2.93	2.91	Subordinated debt	150	149	1	1	-
				Total interest-bearing
853,309	870,450	1.23	1.71	liabilities	5,210	7,365	(2,155)	(1,989)	(166)
92,366	81,485			Noninterest-bearing deposits
3,797	3,831			Other liabilities
86,722	79,566			Shareholders' equity
$1,036,194	$1,035,332			Liabilities and equity
		3.70	3.46	Interest rate spread
		3.82	3.59	Net interest margin
				Net interest income	$17,895	$ 16,721	$1,174	$ 1,725	$ (551)
$ 91,918	$ 69,204			Net earning assets
$ 895,650	$886,842			Average deposits
		1.01	1.45	Average cost of deposits
87%	93%			Average loan to deposit ratio

(a)
This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b)	The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $8 in the first six months 2011 and 2010, respectively.
(c)	Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Table 4 - Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers.  At June 30, 2011, the Company had unfunded commitments to extend credit of $83 million and outstanding letters of credit of $3 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances	$ 16,656	$ 3,500	$ 3,000	$ -	$ 10,156
Subordinated debt	10,310	-	-	-	10,310
Operating leases – buildings	5,831	862	1,375	2,256	1,338
Information technology contracts	5,537	1,212	2,497	1,828	-
Total	$ 38,334	$ 5,574	$ 6,872	$ 4,084	$ 21,804

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See “Liquidity and Interest Rate Sensitivity Management” on pages 28-29 in the MD&A section for quantitative and qualitative disclosures about market risk.

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

Part II – Other Information

Item 6.  Exhibits.

Exhibit 10.10	Change in Control Agreement for Jerry O'Dell Keith
Exhibit 10.11	Change in Control Agreement for John C. Helmken II
Exhibit 31.1	Certification by CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification by CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Schema
Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase
Exhibit 101.LAB	XBRL Taxonomy Label Linkbase
Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Savannah Bancorp, Inc. (Registrant)

Date: 8/15/11	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 8/15/11	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)