Form 10-Q
period 2011-09-30
SAVANNAH BANCORP INC
filed 2011-11-14
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
                                                       (Mark one)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Large accelerated filer __	Accelerated filer __	Non-accelerated filer __ Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,199,136 common shares, $1.00 par value, at October 31, 2011.

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
September 30, 2011

Page

Cover Page	1

Form 10-Q Index	2

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2011 and 2010 and December 31, 2010	3

Consolidated Statements of Operations
for the Three Months and Nine Months Ended September 30, 2011 and 2010	4

Consolidated Statements of Changes in Shareholders’ Equity
for the Nine Months Ended September 30, 2011 and 2010	5

Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2011 and 2010	6

Condensed Notes to Consolidated Financial Statements	7-18

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	19-34

Item 3. Quantitative and Qualitative Disclosures about Market Risk	34

Item 4. Controls and Procedures	34

Part II – Other Information
Item 6. Exhibits	34
Signatures	35

Part I – Financial Information
Item 1.  Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	September 30,	December 31,	September 30,
	2011	2010	2010
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 14,468	$ 17,990	$ 18,063
Federal funds sold	345	110	315
Interest-bearing deposits in banks	52,210	40,836	50,794
Cash and cash equivalents	67,023	58,936	69,172
Securities available for sale, at fair value (amortized
cost of $87,014, $136,980 and $150,425)	89,145	138,099	153,221
Loans, net of allowance for loan losses of $22,854,
$20,350 and $19,519	765,696	806,212	813,468
Premises and equipment, net	14,515	15,056	15,351
Other real estate owned	17,135	13,199	9,739
Bank-owned life insurance	6,459	6,309	6,253
Goodwill and other intangible assets, net	3,618	3,786	3,842
Other assets	25,129	25,333	25,028
Total assets	$ 988,720	$ 1,066,930	$ 1,096,074

Liabilities
Deposits:
Noninterest-bearing	$ 96,294	$ 95,725	$ 86,921
Interest-bearing demand	136,555	140,531	122,962
Savings	20,508	20,117	18,950
Money market	268,933	265,840	258,914
Time deposits	323,783	401,532	458,881
Total deposits	846,073	923,745	946,628
Short-term borrowings	16,029	15,075	17,177
Other borrowings	9,160	10,536	15,660
Federal Home Loan Bank advances	16,654	17,658	12,006
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	4,185	3,803	5,564
Total liabilities	902,411	981,127	1,007,345

Shareholders' equity
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Common stock, par value $1 per share: shares
authorized 20,000,000; issued 7,201,346	7,201	7,201	7,201
Additional paid-in capital	48,651	48,634	48,630
Retained earnings	29,137	29,275	31,151
Treasury stock, at cost, 2,210, 2,483 and 1,702 shares	(1)	(1)	(1)
Accumulated other comprehensive income, net	1,321	694	1,748
Total shareholders' equity	86,309	85,803	88,729
Total liabilities and shareholders' equity	$ 988,720	$ 1,066,930	$ 1,096,074

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$ 10,535	$ 11,100	$ 31,852	$ 34,016
Investment securities:
Taxable	626	567	2,166	1,508
Tax-exempt	60	120	197	271
Dividends	14	11	48	32
Deposits with banks	25	80	84	110
Federal funds sold	1	9	3	20
Total interest and dividend income	11,261	11,887	34,350	35,957
Interest expense
Deposits	1,877	3,336	6,342	9,729
Short-term and other borrowings	208	272	628	929
Federal Home Loan Bank advances	87	169	262	335
Subordinated debt	75	81	225	230
Total interest expense	2,247	3,858	7,457	11,223
Net interest income	9,014	8,029	26,893	24,734
Provision for loan losses	2,865	5,230	13,525	14,295
Net interest income after
provision for loan losses	6,149	2,799	13,368	10,439
Noninterest income
Trust and asset management fees	663	637	2,008	1,948
Service charges on deposit accounts	371	438	1,089	1,353
Mortgage related income, net	72	130	154	322
Gain (loss) on sale of securities	308	(18)	763	590
Gain (loss) on hedges	4	(3)	(1)	(14)
Other operating income	399	354	1,136	1,345
Total noninterest income	1,817	1,538	5,149	5,544
Noninterest expense
Salaries and employee benefits	2,886	2,948	8,638	9,041
Occupancy and equipment	925	1,102	2,789	2,904
Information technology	428	575	1,246	1,589
FDIC deposit insurance	325	442	1,141	1,240
Loss on sale and write-downs of foreclosed assets	577	1,046	1,925	1,905
Other operating expense	1,277	1,197	3,901	3,597
Total noninterest expense	6,418	7,310	19,640	20,276
Income (loss) before income taxes	1,548	(2,973)	(1,123)	(4,293)
Income tax expense (benefit)	320	(1,410)	(985)	(2,180)
Net income (loss)	$ 1,228	$ (1,563)	$ (138)	$ (2,113)
Net income (loss) per share:
Basic	$ 0.17	$ (0.22)	$ (0.02)	$ (0.33)
Diluted	$ 0.17	$ (0.22)	$ (0.02)	$ (0.33)
Dividends per share	$ 0.00	$ 0.00	$ 0.00	$ 0.02

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
 ($ in thousands, except share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Common shares issued
Shares, beginning of period	7,201,346	5,933,789
Common stock issued	-	1,267,557
Shares, end of period	7,201,346	7,201,346
Treasury shares owned
Shares, beginning of period	2,483	1,443
Treasury stock issued	(273)	(943)
Unredeemed common stock	-	36
Unvested restricted stock	-	1,166
Shares, end of period	2,210	1,702
Common stock
Balance, beginning of period	$ 7,201	$ 5,934
Common stock issued	-	1,267
Balance, end of period	7,201	7,201
Additional paid-in capital
Balance, beginning of period	48,634	38,605
Common stock issued, net of issuance costs	2	9,980
Stock-based compensation, net	15	45
Balance, end of period	48,651	48,630
Retained earnings
Balance, beginning of period	29,275	33,383
Net loss	(138)	(2,113)
Dividends	-	(119)
Balance, end of period	29,137	31,151
Treasury stock
Balance, beginning of period	(1)	(4)
Treasury stock issued	-	3
Balance, end of period	(1)	(1)
Accumulated other comprehensive income (loss), net
Balance, beginning of period	694	1,108
Change in unrealized gains/losses on securities
available for sale, net of reclassification adjustment	627	913
Change in fair value and gains on termination of derivative
instruments, net of tax	-	(273)
Balance, end of period	1,321	1,748
Total shareholders' equity	$ 86,309	$ 88,729

Other comprehensive income (loss)
Net loss	$ (138)	$ (2,113)
Change in unrealized gains/losses on securities
available for sale, net of reclassification adjustment	627	913
Change in fair value and gains on termination of derivative
instruments, net of tax	-	(273)
Other comprehensive income (loss)	$ 489	$ (1,473)
The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 ($ in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$ (138)	$ (2,113)
Adjustments to reconcile net loss to cash
provided by operating activities:
Provision for loan losses	13,525	14,295
Net amortization of securities	743	1,415
Depreciation and amortization	1,022	1,054
Accretion of gain on termination of derivatives	-	(416)
Non cash stock-based compensation expense	15	58
Increase in deferred income taxes, net	(1,710)	(1,180)
Gain on sale of securities, net	(763)	(590)
Loss on sale and write-downs of foreclosed assets	1,925	1,905
Increase in CSV of bank-owned life insurance policies	(150)	(127)
Decrease in prepaid FDIC deposit insurance assessment	1,040	1,067
Decrease (increase) in income taxes receivable	335	(2,555)
Change in other assets and other liabilities, net	536	(1,360)
Net cash provided by operating activities	16,380	11,453
Investing activities
Activity in available for sale securities
Purchases	(2,767)	(98,387)
Sales	38,200	44,888
Maturities, calls and paydowns	14,553	14,677
Loan originations and principal collections, net	16,743	28,788
Proceeds from sale of foreclosed assets	4,387	6,474
Additions to premises and equipment	(313)	(716)
Net cash received from FDIC-assisted transaction	-	190,253
Proceeds from life insurance	-	308
Net cash provided by investing activities	70,803	186,285
Financing activities
Net increase (decrease) in noninterest-bearing deposits	569	(3,967)
Net decrease in interest-bearing deposits	(78,241)	(134,829)
Net increase (decrease) in short-term borrowings	954	(6,376)
Net decrease in FHLB advances	(1,004)	(31,004)
Net decrease in other borrowings	(1,376)	(3,982)
Payment on note payable	-	(74)
Dividends paid	-	(119)
Issuance of common stock, net of issuance costs	2	11,247
Issuance of treasury stock	-	3
Net cash used in financing activities	(79,096)	(169,101)
Increase in cash and cash equivalents	8,087	28,637
Cash and cash equivalents, beginning of period	58,936	40,535
Cash and cash equivalents, end of period	$ 67,023	$ 69,172

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010.  Certain prior period balances and formats have been reclassified to conform to the current period presentation.

In preparing the consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the respective balance sheets and the reported amounts of revenues and expenses for the periods presented.  Actual results could differ significantly from those estimates.

Recent Accounting Pronouncements

Disclosures about troubled debt restructurings originally required by Accounting Standards Update (“ASU”) 2010-20 were deferred by the Financial Accounting Standards Board  ("FASB") in ASU 2011-01 Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”) issued in January 2011. In April 2011, the  FASB issued ASU No. 2011-02.  ASU 2011-02 amends Topic 310 of the FASB Accounting Standards Codification (“ASC”) to clarify when creditors should classify loan modifications as troubled debt restructurings.  As amended, the guidance states that a troubled debt restructuring occurs when a creditor, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  For public entities, the amendments promulgated by ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company adopted the provisions of ASU 2011-02 on July 1, 2011 and has presented the related disclosures in Note 6, Loans.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”) to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company beginning January 1, 2012.  The Company is evaluating the impact that the adoption of ASU 2011-04 will have on its financial position, results of operations and cash flows.

In June 2011, the FASB issued ASU No. 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and is intended to enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards and to provide a more consistent method of presenting non-owner transactions that impact an entity’s equity.  ASU 2011-05 requirements are effective for the Company as of January 1, 2012 and interim and annual periods thereafter.  Early adoption is permitted, but full retrospective application is required under both sets of accounting standards.  The Company has not yet adopted the standard, but the adoption of ASU 2011-05 is not expected to have an impact on the Company’s financial position, results of operations, or cash flows.

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

Note 3 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

Savannah and Bryan Bank & Trust (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances.  Cash reserves of $458,000, $581,000 and $506,000 are required as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively.  At times, the Company pledges interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in addition to investment securities to secure public fund deposits and securities sold under repurchase agreements.  The Company did not have any cash pledged at the FHLB at September 30, 2011 and December 31, 2010.  Pledged cash balances were $1,500,000 at September 30, 2010.

Note 4 - Earnings (Loss) Per Share

Basic earnings (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential dilutive common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  For the three months and nine months ended September 30, 2011 and 2010 the Company did not have any dilutive shares.

Note 4 - Earnings (Loss) Per Share (continued)

Earnings (loss) per common share have been computed based on the following:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2011	2010	2011	2010
Average number of common shares outstanding - basic	7,199	7,200	7,199	6,432
Effect of dilutive options	-	-	-	-
Average number of common shares outstanding - diluted	7,199	7,200	7,199	6,432

Stock option shares in the amount of 138,306 and 201,844 at September 30, 2011 and 2010, respectively, were excluded from the diluted earnings per share calculation due to their anti-dilutive effect.

Note 5 - Securities Available for Sale

The aggregate amortized cost and fair value of securities available for sale are as follows:

	September 30, 2011
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises (“GSE”)	$ 1,533	$ 19	$ -	$ 1,552
Mortgage-backed securities - GSE	72,225	1,797	(29)	73,993
State and municipal securities	9,484	344	-	9,828
Restricted equity securities	3,772	-	-	3,772
Total investment securities	$ 87,014	$ 2,160	$ (29)	$ 89,145

	December 31, 2010
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises	$ 1,821	$ 4	$ -	$ 1,825
Mortgage-backed securities - GSE	120,998	1,628	(435)	122,191
State and municipal securities	10,285	76	(154)	10,207
Restricted equity securities	3,876	-	-	3,876
Total investment securities	$ 136,980	$ 1,708	$ (589)	$ 138,099

The distribution of securities by contractual maturity at September 30, 2011 is shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$ 506	$ 521
Due after one year through five years	1,533	1,552
Due after five years through ten years	4,126	4,391
Due after ten years	4,852	4,916
Mortgage-backed securities - GSE	72,225	73,993
Restricted equity securities	3,772	3,772
Total investment securities	$ 87,014	$ 89,145

The restricted equity securities consist solely of FHLB and Federal Reserve Bank of Atlanta stock.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature.

Note 5 - Securities Available for Sale (continued)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.  Available for sale securities that have been in a continuous unrealized loss position are as follows:

September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities - GSE	$ 7,446	$ (29)	$ -	$ -	$ 7,446	$ (29)
Total temporarily impaired securities	$ 7,446	$ (29)	$ -	$ -	$ 7,446	$ (29)

December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities - GSE	$ 37,606	$ (435)	$ -	$ -	$ 37,606	$ (435)
State and municipal securities	3,853	(154)	-	-	3,853	(154)
Total temporarily impaired securities	$ 41,459	$ (589)	$ -	$ -	$ 41,459	$ (589)

The unrealized losses on the Company’s investment in GSE mortgage-backed securities were caused by interest rate increases.  The Company purchased those investments at a premium relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

Note 6 - Loans

The composition of the loan portfolio at September 30, 2011 and December 31, 2010 is presented below:

($ in thousands)	September 30, 2011	Percent of Total	December 31, 2010	Percent of Total
Commercial real estate
Construction and development	$ 23,364	3.0%	$ 20,819	2.5%
Owner-occupied	115,794	14.7	120,797	14.6
Non owner-occupied	222,903	28.2	231,641	28.0
Residential real estate – mortgage	339,228	43.0	363,390	44.0
Commercial	74,715	9.5	74,889	9.1
Installment and other consumer	12,546	1.6	15,026	1.8
Gross loans	788,550	100.0%	826,562	100.0%
Allowance for loan losses	(22,854)		(20,350)
Net loans	$ 765,696		$ 806,212

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

Note 6 - Loans (continued)

The following table details the change in the allowance for loan losses from December 31, 2010 to September 30, 2011 by loan segment:

($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$ 4,722	$ 13,582	$ 1,528	$ 518	$ -	$ 20,350
Charge-offs	(2,127)	(8,579)	(670)	(71)	-	(11,447)
Recoveries	20	363	22	21	-	426
Provision	3,960	9,127	432	(76)	82	13,525
Ending balance	$ 6,575	$ 14,493	$ 1,312	$ 392	$ 82	$ 22,854

The following table details the allowance for loan losses on the basis of the Company’s impairment methodology at September 30, 2011 and December 31, 2010 by loan segment:

September 30, 2011
($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Ending balance	$ 6,575	$ 14,493	$ 1,312	$ 392	$ 82	$ 22,854
Ending balance: impaired loans individually evaluated for impairment	$ 1,393	$ 5,869	$ 241	$ 233	$ -	$ 7,736
Ending balance: impaired loans collectively evaluated for impairment	$ 247	$ 1,005	$ 9	$ 14	$ -	$ 1,275

Loans
Ending balance	$ 362,061	$ 339,228	$ 74,715	$ 12,546	$ -	$ 788,550
Ending balance: impaired loans individually evaluated for impairment	$ 13,808	$ 30,667	$ 792	$ 398	$ -	$ 45,665
Ending balance: impaired loans collectively evaluated for impairment	$ 1,889	$ 11,195	$ 83	$ 110	$ -	$ 13,277

December 31, 2010
($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Ending balance	$ 4,722	$ 13,582	$ 1,528	$ 518	$ -	$ 20,350
Ending balance: impaired loans individually evaluated for impairment	$ 285	$ 4,055	$ 540	$ 257	$ -	$ 5,137
Ending balance: impaired loans collectively evaluated for impairment	$ 538	$ 2,261	$ 79	$ 92	$ -	$ 2,970
Loans
Ending balance	$ 373,257	$ 363,390	$ 74,889	$ 15,026	$ -	$ 826,562
Ending balance: impaired loans individually evaluated for impairment	$ 3,865	$ 25,669	$ 596	$ 257	$ -	$ 30,387
Ending balance: impaired loans collectively evaluated for impairment	$ 4,454	$ 17,871	$ 600	$ 557	$ -	$ 23,482

Note 6 - Loans (continued)

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

The following is a summary of information pertaining to impaired loans as of and for the periods ended September 30, 2011:

	September 30, 2011
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance
Commercial real estate
Construction and development	$ 334	$ 342	$ -
Owner-occupied	2,036	2,212	-
Non owner-occupied	5,672	6,348	-
Residential real estate - mortgage	13,006	18,332	-
Commercial	294	350	-
Installment and other consumer	17	18	-
Total impaired loans without a valuation allowance	21,359	27,602	-
Impaired loans with a valuation allowance
Commercial real estate
Construction and development	2,325	3,325	301
Owner-occupied	808	1,120	353
Non owner-occupied	4,521	4,543	986
Residential real estate - mortgage	28,857	30,406	6,874
Commercial	581	636	250
Installment and other consumer	491	493	247
Total impaired loans with a valuation allowance	37,583	40,523	9,011
Total impaired loans	$ 58,942	$ 68,125	$ 9,011
Average investment in impaired loans for the quarter	$ 60,717
Income recognized on impaired loans for the quarter	$ 191
Income recognized on impaired loans for the nine months	$ 648

Note 6 - Loans (continued)

The following is a summary of information pertaining to impaired loans as of and for the year ended December 31, 2010:

	December 31, 2010
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance
Commercial real estate
Construction and development	$ 152	$ 177	$ -
Owner-occupied	1,075	1,374	-
Non owner-occupied	301	3,979	-
Residential real estate - mortgage	12,906	18,476	-
Commercial	-	-	-
Installment and other consumer	-	-	-
Total impaired loans without a valuation allowance	14,434	24,006	-
Impaired loans with a valuation allowance
Commercial real estate
Construction and development	2,218	3,218	265
Owner-occupied	1,647	1,667	186
Non owner-occupied	2,926	3,353	372
Residential real estate - mortgage	30,634	33,471	6,316
Commercial	1,196	1,425	619
Installment and other consumer	814	818	349
Total impaired loans with a valuation allowance	39,435	43,952	8,107
Total impaired loans	$ 53,869	$ 67,958	$ 8,107
Average investment in impaired loans for the year	$ 53,962
Income recognized on impaired loans for the year	$ 821

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 by class of loans:

	September 30, 2011
($ in thousands)	30-59 days past due	60-89 days past due	Accruing greater than 90 days past due	Nonaccrual	Total past due and nonaccrual
Commercial real estate
Construction and development	$ -	$ -	$ -	$ 2,660	$ 2,660
Owner-occupied	270	1,232	-	2,683	4,185
Non owner-occupied	848	398	4	8,846	10,096
Residential real estate - mortgage	6,177	3,762	836	26,230	37,005
Commercial	285	-	11	839	1,135
Installment and other consumer	108	17	-	431	556
Total	$ 7,688	$ 5,409	$ 851	$ 41,689	$ 55,637

Note 6 - Loans (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	December 31, 2010
($ in thousands)	30-59 days past due	60-89 days past due	Accruing greater than 90 days past due	Nonaccrual	Total past due and nonaccrual
Commercial real estate
Construction and development	$ -	$ -	$ -	$ 2,370	$ 2,370
Owner-occupied	1,471	-	251	1,194	2,916
Non owner-occupied	309	12	803	1,595	2,719
Residential real estate - mortgage	4,114	4,894	1,855	26,446	37,309
Commercial	120	85	151	760	1,116
Installment and other consumer	147	12	4	471	634
Total	$ 6,161	$ 5,003	$ 3,064	$ 32,836	$ 47,064

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

The following tables present the Company’s loan portfolio by risk-rating grades at September 30, 2011 and December 31, 2010:

	September 30, 2011
($ in thousands)	Pass (1-4)	Special Mention (5)	Sub-standard (6)	Doubtful (7)	Loss (8)	Total
Commercial real estate
Construction and development	$ 20,250	$ -	$ 3,114	$ -	$ -	$ 23,364
Owner-occupied	105,647	2,166	7,981	-	-	115,794
Non owner-occupied	199,164	3,705	20,034	-	-	222,903
Residential real estate - mortgage	269,336	18,481	51,411	-	-	339,228
Commercial	71,135	85	3,495	-	-	74,715
Installment and other consumer	11,775	41	730	-	-	12,546
Total	$ 677,307	$ 24,478	$ 86,765	$ -	$ -	$ 788,550

	December 31, 2010
($ in thousands)	Pass (1-4)	Special Mention (5)	Sub-standard (6)	Doubtful (7)	Loss (8)	Total
Commercial real estate
Construction and development	$ 17,792	$ 577	$ 2,450	$ -	$ -	$ 20,819
Owner-occupied	114,603	1,851	4,343	-	-	120,797
Non owner-occupied	216,744	9,017	5,880	-	-	231,641
Residential real estate - mortgage	290,894	19,936	51,317	1,243	-	363,390
Commercial	71,361	666	2,562	300	-	74,889
Installment and other consumer	14,011	78	762	175	-	15,026
Total	$ 725,405	$ 32,125	$ 67,314	$ 1,718	$ -	$ 826,562

Note 6 - Loans (continued)

As a result of adopting the amendments in ASU No. 2011-02 on July 1, 2011, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings.  The Company identified no additional loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology.  The accounting standards require prospective application of the impairment measurement guidance for those loans newly identified as impaired.  At September 30, 2011, there was no recorded loan investment for which the allowance for loan losses was previously measured under a general allowance for loan losses methodology that was previously not considered impaired.

The total amount of troubled debt restructurings that are performing to their agreed terms at September 30, 2011 and December 31, 2010 were $15.1 million and $26.1 million, respectively.  There was $2.0 million and $4.2 million, respectively, in specific reserves established for these loans at September 30, 2011 and December 31, 2010.  The total amount of troubled debt restructurings that have subsequently defaulted at September 30, 2011 and December 31, 2010 were $12.4 million and $6.6 million, respectively.  There was $1.7 million and $719,000, respectively, in specific reserves established for these loans at September 30, 2011 and December 31, 2010.  The Company has committed to lend additional amounts totaling up to $79,000 as of September 30, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

During the nine month period ended September 30, 2011, the terms of certain loans were modified as troubled debt restructurings; however, no loans were modified as troubled debt restructurings during the three months ended September 30, 2011.  The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.  The following table presents additional information on troubled debt restructurings including the number of loan contracts restructured and the pre and post modification recorded investment for the nine months ended September 30, 2011.  There were no specific reserves established for loans that were restructured for the three and nine months ended September 30, 2011.

	Nine Months Ended September 30, 2011
($ in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial real estate
Construction and development	0	$ -	$ -
Owner-occupied	1	162	162
Non owner-occupied	1	2,321	2,321
Residential real estate – mortgage	12	4,746	4,746
Commercial	1	12	12
Installment and other consumer	0	-	-
Total	15	$7,241	$ 7,241

The Company had two residential real estate loans totaling $572,000 that were restructured over the past twelve months and defaulted on their restructured terms within the three and nine months ended September 30, 2011

Note 7 - Fair Value of Financial Instruments

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

Note 7 - Fair Value of Financial Instruments (continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
($ in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Investment securities	$ 89,145	$ -	$ 85,373	$ 3,772
Derivative asset positions	293	-	293	-
Derivative liability positions	293	-	293	-

	Carrying	Fair Value Measurements at December 31, 2010 Using
($ in thousands)	Value	Level 1	Level 2	Level 3
Investment securities	$ 138,099	$ -	$ 134,223	$ 3,876
Derivative asset positions	136	-	136	-
Derivative liability positions	135	-	135	-

Note 7 - Fair Value of Financial Instruments (continued)

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

Impaired loans and other real estate owned (“OREO”):  Impaired loans and OREO are evaluated and valued at the time the loan or OREO is identified as impaired.  Impaired loans are valued at the lower of cost or market value and OREO is recorded at market value.  Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral for impaired loans may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  Its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals.  Impaired loans and OREO are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.  Impaired loans measured on a nonrecurring basis do not include pools of impaired loans.

Assets and liabilities with an impairment charge during the current period and measured at fair value on a nonrecurring basis are summarized below:

		Carrying Values at September 30, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3	Total loss
Impaired loans	$ 9,379	$ -	$ -	$ 9,379	$ (4,451)
OREO	3,331	-	-	3,331	(1,047)
		Carrying Values at December 31, 2010
($ in thousands)	Total	Level 1	Level 2	Level 3	Total loss
Impaired loans	$ 7,236	$ -	$ -	$ 7,236	$ (5,073)
OREO	5,423	-	-	5,423	(1,424)

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

Note 7 - Fair Value of Financial Instruments (continued)

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
($ in thousands)		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and federal funds sold	$ 14,813	$ 14,813	$ 18,100	$ 18,100
Interest-bearing deposits	52,210	52,210	40,836	40,836
Securities available for sale	89,145	89,145	138,099	138,099
Loans, net of allowance for loan losses	765,696	760,279	806,212	800,785
Accrued interest receivable	2,968	2,968	3,789	3,789
Derivative asset positions	293	293	136	136

Financial liabilities:
Deposits	846,073	850,824	923,745	929,271
Short-term borrowings	16,029	16,029	15,075	15,075
Other borrowings	9,160	9,160	10,536	10,536
FHLB advances	16,654	17,405	17,658	18,214
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310	10,310
Accrued interest payable	736	736	1,108	1,108
Derivative liability positions	293	293	135	135

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Company may, from time to time, make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the SEC (including this quarterly report on Form 10-Q) and in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This MD&A and other Company communications and statements may contain “forward-looking statements.”  These forward-looking statements may include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and which may change based on various factors, many of which are beyond our control.  The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “indicate,” “plan” and similar words are intended to identify expressions of the future.  These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control).  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rates, market and monetary fluctuations; competitors’ products and services; technological changes; cyber security risks; acquisitions; changes in consumer spending and saving habits; deterioration in credit quality; continuing declines in the values of residential and commercial real estate or continuing weakness in the residential and commercial real estate environment generally; risk that our allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures; the concentration in our nonperforming assets by loan type, in certain geographic regions and with affiliated borrowing groups; future availability and cost of capital on favorable terms, if at all; changes in the cost and availability of funding from historical and alternative sources of liquidity; the potential for additional regulatory restrictions on our operations; changes to our reputation; future departures of key personnel; changes to the availability of a deferred tax asset; the success of the Company at managing the risks involved in the foregoing; and other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, the items described in Item 1A of the Company’s Annual Report on Form 10-K for December 31, 2010.

The Company cautions that the foregoing list of important risk factors is not exhaustive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Overview

For a comprehensive presentation of the Company’s financial condition at September 30, 2011 and December 31, 2010 and results of operations for the three and nine month periods ended September 30, 2011 and 2010, the following analysis should be reviewed with other information including the Company’s December 31, 2010 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
Third Quarter Financial Highlights
 ($ in thousands, except share data)
(Unaudited)

Balance Sheet Data at September 30	2011	2010	% Change
Total assets	$ 988,720	$ 1,096,074	(10)
Interest-earning assets	886,430	993,685	(11)
Loans	788,550	832,987	(5.3)
Other real estate owned	17,135	9,739	76
Deposits	846,073	946,628	(11)
Interest-bearing liabilities	801,932	914,860	(12)
Shareholders' equity	86,309	88,729	(2.7)
Loan to deposit ratio	93.20%	88.00%	5.9
Equity to assets	8.73%	8.10%	7.8
Tier 1 capital to risk-weighted assets	11.35%	11.77%	(3.6)
Total capital to risk-weighted assets	12.62%	13.04%	(3.2)
Outstanding shares	7,199	7,200	0.0
Book value per share	$ 11.99	$ 12.32	(2.7)
Tangible book value per share	$ 11.49	$ 11.79	(2.6)
Market value per share	$ 6.00	$ 9.30	(35)

Loan Quality Data
Nonaccruing loans	$ 41,689	$ 40,837	2.1
Loans past due 90 days – accruing	851	204	317
Net charge-offs	11,021	12,454	(12)
Allowance for loan losses	22,854	19,519	17
Allowance for loan losses to total loans	2.90%	2.34%	24
Nonperforming assets to total assets	6.04%	4.63%	30

Performance Data for the Third Quarter
Net income (loss)	$ 1,228	$ (1,563)	179
Return on average assets	0.49%	(0.54)%	191
Return on average equity	5.64%	(6.91)%	182
Net interest margin	4.01%	3.02%	33
Efficiency ratio	59.26%	76.41%	(22)
Per share data:
Net income (loss) – basic	$ 0.17	$ (0.22)	177
Net income (loss) – diluted	$ 0.17	$ (0.22)	177
Dividends	$ 0.00	$ 0.00	0.0
Average shares (000s):
Basic	7,199	7,200	0.0
Diluted	7,199	7,200	0.0

Performance Data for the First Nine Months
Net loss	$ (138)	$ (2,113)	93
Return on average assets	(0.02)%	(0.26)%	92
Return on average equity	(0.21)%	(3.40)%	94
Net interest margin	3.88%	3.38%	15
Efficiency ratio	61.29%	66.97%	(8.5)
Per share data:
Net loss – basic	$ (0.02)	$ (0.33)	94
Net loss – diluted	$ (0.02)	$ (0.33)	94
Dividends	$ 0.00	$ 0.02	NM
Average shares (000s):
Basic	7,199	6,432	12
Diluted	7,199	6,432	12

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
Recent Regulatory Developments
Critical Accounting Estimates
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three and nine month periods ended September 30, 2011 compared with the same periods in 2010.  Throughout this section, The Savannah Bancorp, Inc., and its subsidiaries, collectively, are referred to as "SAVB" or the "Company."  The Savannah Bank, N.A. is referred to as "Savannah" and Bryan Bank & Trust is referred to as “Bryan.”  Collectively, Savannah and Bryan are referred to as the “Subsidiary Banks.”  Minis & Co., Inc., a registered investment advisor and wholly-owned subsidiary, is referred to as “Minis.”  SAVB Holdings, LLC was formed in the third quarter 2008 for the purpose of holding problem loans and other real estate and is referred to as “SAVB Holdings”.

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, Georgia and, as of September 30, 2011, had eleven banking offices and thirteen ATMs in Savannah, Garden City, Skidaway Island, Whitemarsh Island, Tybee Island, Pooler, and Richmond Hill, Georgia and Hilton Head Island and Bluffton, South Carolina.  The Company also has mortgage lending offices in Savannah, Richmond Hill and Hilton Head Island and an investment management office in Savannah.

Savannah and Bryan are in the relatively diverse and growing Savannah Metropolitan Statistical Area (“Savannah MSA”).  The diversity of major employers in the Savannah MSA includes manufacturing, port related transportation, construction, military, healthcare, tourism, education, warehousing and the supporting services and products for each of these major employers.  The real estate market is experiencing moderate government growth and very minimal commercial and residential growth.  Although Coastal Georgia and South Carolina continue to be desired retiree residential destinations as well as travel destinations, the Savannah MSA and Coastal South Carolina markets have both experienced significant devaluation in real estate prices.

The primary strategic objectives of the Company are enhancing credit quality and capital ratios as well as growth in loans, deposits, assets under management, product lines and service quality in existing markets, and quality expansion into new markets, within acceptable risk parameters, which result in enhanced shareholder value.

Recent Regulatory Developments

On October 5, 2011, Savannah entered into a Formal Agreement with its primary regulator, the Office of the Comptroller of the Currency (“OCC”).  The Formal Agreement is based on the findings of the OCC during their on-site examination of the Bank during March 2011, based on Savannah’s financial condition as of December 31, 2010.  The Formal Agreement seeks to enhance the Bank's existing practices and procedures in the areas of credit risk management, credit quality, strategic planning, capital planning and liquidity risk management.  Specifically, under the terms of the Formal Agreement, the Bank is required to (i) protect its interest in assets criticized by regulators and auditors and adopt, implement and adhere to a written program that is effective in eliminating the basis of such criticized assets; (ii) develop, implement, and adhere to a written program to reduce the high level of credit risk; (iii) develop, implement and adhere to a written strategic plan for the Bank, which shall cover at least three years and should include establishing objectives for the Bank’s overall risk profile, earnings performance, growth expectation, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development and market segment; (iv) develop, implement and adhere to a three year capital program; (v) obtain prior written determination of no supervisory objection from the OCC before accepting, renewing, or rolling over brokered deposits, except for a Brokered Money Market Account limit of $35,000,000; and (vi) submit periodic reports to the OCC regarding various aspects of the foregoing actions.

The Formal Agreement requires the establishment of certain plans and programs within various specific time periods.   If Savannah does not satisfy and adhere to each of the requirements listed above, it will not be in compliance with the Formal Agreement.  Failure to comply with the Formal Agreement could result in additional enforcement actions.  Savannah’s board of directors has created a Compliance Committee to ensure that all of the requirements noted in the Formal Agreement are being addressed in a timely and effective manner.

In addition to the requirements in the Formal Agreement, Savannah has agreed with the OCC to maintain a total risk-based capital ratio of at least 12.00 percent and a leverage ratio of at least 8.00 percent.  As of September 30, 2011, Savannah’s capital ratios exceed these requirements.

Critical Accounting Estimates

Allowance for Loan Losses

The Company and Subsidiary Banks consider their policies regarding the allowance for loan losses to be their most critical accounting estimate due to the significant degree of management judgment involved.  The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the allowance reflects management's opinion of the adequate level needed to absorb probable losses inherent in the loan portfolio at September 30, 2011.  The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, recent charge-off levels, known loan deteriorations and concentrations of credit.  Other factors affecting the allowance include market interest rates, loan sizes, portfolio maturity and composition, collateral values and general economic conditions.  Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the amount of the allowance.

The Company and Subsidiary Banks have a comprehensive program designed to control and continually monitor the credit risks inherent in the loan portfolios.  This program includes a structured loan approval process in which the Board of Directors (“Board”) of the Company and Subsidiary Banks delegate authority for various types and amounts of loans to loan officers on a basis commensurate with seniority and lending experience.  There are four risk grades of "criticized" assets: Special Mention, Substandard, Doubtful and Loss.  Assets designated as substandard, doubtful or loss are considered “classified”.  The classification of assets is subject to regulatory review and reclassification.  The Company and Subsidiary Banks include aggregate totals of criticized assets, and general and specific valuation reserves in quarterly reports to their respective Boards, which review and approve the overall allowance for loan losses evaluation.

The Subsidiary Banks use a risk rating system which is consistent with the regulatory risk rating system.  This system applies to all assets of an insured institution and requires each institution to periodically evaluate the risk rating assigned to its assets.  The Subsidiary Banks' loan risk rating systems utilize the account officer, credit administration and an independent loan review function to monitor the risk rating of loans.  Each loan officer is charged with the responsibility of monitoring changes in loan quality within his or her loan portfolio and reporting changes directly to credit administration and senior management.  The internal credit administration function monitors loans on a continuing basis for both documentation and credit related exceptions.  Additionally, the Subsidiary Banks have contracted with an external loan review service that performs a review of the Subsidiary Banks' loans on a periodic basis to determine that the appropriate risk grade has been assigned to each borrowing relationship and to evaluate other credit quality, documentation and compliance factors.  Delinquencies are monitored on all loans as a basis for potential credit quality deterioration.  Commercial and mortgage loans that are delinquent 90 days (four payments) or longer generally are placed on nonaccrual status unless the credit is well-secured and in the process of collection.  Revolving credit loans and other personal loans are typically charged-off when payments have become 120 days past due.  Loans are placed on nonaccrual status or charged-off at an earlier date if the collection of principal or interest in full becomes doubtful.

No assurance can be given that the Company will not sustain loan losses that would be sizable compared to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses by future charges or credits to earnings.  The allowance for loan losses is also subject to review by various regulatory agencies through their periodic examinations of the Subsidiary Banks.  Such examinations could result in required changes to the allowance for loan losses.

The allowance for loan losses totaled $22,854,000, or 2.90 percent of total loans, at September 30, 2011.  This is compared to an allowance of $20,350,000, or 2.46 percent of total loans, at December 31, 2010.  For the nine months ended September 30, 2011, the Company reported net charge-offs of $11,021,000 compared to net charge-offs of $12,454,000 for the same period in 2010.  During the first nine months of 2011 and 2010, a provision for loan losses of $13,525,000 and $14,295,000, respectively, was added to the allowance for loan losses.  The Company continues to see weakness in its local real estate markets with downward pressure on real estate values and this weakness in the real estate market has led to a continued high level of real estate related charge-offs and provision for loan losses during 2011.  However, the Company has started to experience slightly lower valuation allowances related to updated appraisals on real estate in 2011 as compared to 2010.

The Company's nonperforming assets consist of loans on nonaccrual status, loans which are contractually past due 90 days or more on which interest is still being accrued, and other real estate owned.  Nonaccrual loans of $41,689,000 and loans past due 90 days or more of $851,000 totaled $42,540,000, or 5.39 percent of gross loans, at September 30, 2011.  Nonaccrual loans of $32,836,000 and loans past due 90 days or more of $3,064,000 totaled $35,900,000, or 4.34 percent of gross loans, at December 31, 2010.  Generally, loans are placed on nonaccrual status when the collection of the principal or interest in full becomes doubtful.  Management typically writes down a loan through a charge to the allowance when it determines the loan is impaired.  Nonperforming assets also included $17,135,000 and $13,199,000 of other real estate owned at September 30, 2011 and December 31, 2010, respectively.  Management is aggressively pricing and marketing the other real estate owned.  The Company may engage in loan sales or take other measures to reduce its nonperforming assets.

Impaired loans, which include loans modified in troubled debt restructurings, totaled $58,942,000 and $53,869,000 at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011, impaired loans consisted primarily of $21.4 million of improved residential real estate-secured loans and $23.4 million of land, lot and construction and development related loans.  Less than one percent of the impaired loans are unsecured.  The largest impaired relationship consists of four loans totaling $6.3 million to a residential developer in the Bluffton/Hilton Head Island, South Carolina market.  The loans are secured by residential land and lots and are on nonaccrual and moving towards foreclosure.  Approximately $1,449,000 has already been charged-off on this loan relationship and an additional $855,000 of the allowance was allocated as a specific reserve.  The second largest impaired loan relationship consists of two loans totaling $4.4 million secured by a commercial building in Savannah, Georgia.  Both of these loans are currently on nonaccrual status and have not had any charge-offs or specific reserves applied to them based upon a recent appraisal.  The third largest impaired loan relationship consists of four loans totaling $2.9 million to a developer in Chatham County, Georgia.  These loans are currently on accrual status and are secured by raw residential land and one residential lot.  The borrower currently has the residential lot under contract to sell.  The Company currently has $885,000 allocated to the loans secured by residential raw land as specific reserves.  The fourth largest impaired loan relationship consists of four loans totaling $2.8 million to a residential developer in the Effingham County, Georgia market.  These loans are currently on nonaccrual status and are secured by residential land, lots and completed 1-4 family properties.  The Company charged-off $1,500,000 on this relationship in 2010 and still has approximately $300,000 of the allowance allocated as a specific reserve and $47,000 allocated as a general reserve.  The fifth largest impaired loan relationship consists of two loans totaling $2.7 million which are secured by a 1-4 family rental property and a residential improved lot located on Hilton Head Island, South Carolina.  The Company currently has both of the loans on nonaccrual status and has charged-off $642,000 on this loan relationship.  This loan relationship is currently in the process of foreclosure.  The sixth largest impaired loan relationship consists of five loans totaling $2.4 million secured by a commercial building, a personal residence, a rental home and an improved residential lot on Tybee Island, Georgia.  This loan relationship is a troubled debt restructuring that is performing as agreed.  No specific reserves have been applied to the relationship, but the Company does have $271,000 allocated as a general reserve.

The Company continues to devote significant internal and external resources to managing the past due and classified loans.  The Company has performed extensive internal and external loan review procedures and analyses on the loan portfolio.  The Company charges-down loans as appropriate before the foreclosure process is complete and often before they are past due.

If the allowance for loan losses had changed by five percent, the effect on net income would have been approximately $710,000.  If the allowance had to be increased by this amount, it would not have changed the holding company or the Subsidiary Banks’ status as well-capitalized financial institutions.

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

The following table provides historical information regarding the allowance for loan losses and nonperforming loans and assets for the most recent five quarters ended September 30, 2011.

	2011			2010
	Third	Second	First	Fourth	Third
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses
Balance at beginning of period	$ 23,523	$ 22,363	$ 20,350	$ 19,519	$ 18,775
Provision for loan losses	2,865	6,300	4,360	6,725	5,230
Net charge-offs	(3,534)	(5,140)	(2,347)	(5,894)	(4,486)
Balance at end of period	$ 22,854	$ 23,523	$ 22,363	$ 20,350	$ 19,519

As a % of loans	2.90%	2.91%	2.73%	2.46%	2.34%
As a % of nonperforming loans	53.72%	59.84%	64.38%	56.69%	47.56%
As a % of nonperforming assets	38.30%	45.73%	45.87%	41.45%	38.44%

Net charge-offs as a % of average loans (a)	1.84%	2.65%	1.21%	2.26%	2.03%

Risk element assets
Nonaccruing loans	$ 41,689	$ 39,160	$ 33,921	$ 32,836	$ 40,837
Loans past due 90 days – accruing	851	150	817	3,064	204
Total nonperforming loans	42,540	39,310	34,738	35,900	41,041
Other real estate owned	17,135	12,125	14,014	13,199	9,739
Total nonperforming assets	$ 59,675	$ 51,435	$ 48,752	$ 49,099	$ 50,780

Loans past due 30-89 days	$ 13,097	$ 17,013	$ 9,175	$ 11,164	$ 10,757

Nonperforming loans as a % of loans	5.39%	4.87%	4.24%	4.34%	4.93%
Nonperforming assets as a % of loans
and other real estate owned	7.41%	6.28%	5.85%	5.85%	6.03%
Nonperforming assets as a % of assets	6.04%	5.13%	4.69%	4.60%	4.63%

(a) Annualized

Results of Operations

Third Quarter, 2011 Compared to the Third Quarter, 2010

The Company reported net income for the third quarter 2011 of $1,228,000, compared to a net loss of $1,563,000 in the third quarter 2010.  Net income per diluted share was 17 cents in the third quarter 2011 compared to a net loss of 22 cents per diluted share in the third quarter 2010.  The quarter over quarter increase in earnings resulted primarily from decreases in the provision for loan losses and in losses on the sale and write-down of foreclosed assets and an increase in net interest income. Return on average equity was 5.64 percent, return on average assets was 0.49 percent and the efficiency ratio was 59.26 percent in the third quarter 2011.  Pretax earnings before the provision for loan losses and gain/loss on sale of securities and foreclosed assets were $4,682,000 in the third quarter of 2011 versus $3,321,000 in the third quarter of 2010.  The schedule below reconciles the income (loss) before income taxes to the pre-tax core earnings.

	For the
	Three Months Ended
	September 30,
($ in thousands)	2011	2010
Income (loss) before income taxes	$ 1,548	$ (2,973)
Add: Provision for loan losses	2,865	5,230
Add: Loss on foreclosed assets	577	1,046
Less: (Gain) loss on sale of securities	(308)	18
Pre-tax core earnings	$ 4,682	$ 3,321

Third quarter average interest-earning assets decreased 16 percent to $893 million in 2011 from $1.1 billion in 2010.  Third quarter net interest income was $9,014,000 in 2011 compared to $8,029,000 in 2010, a 12 percent increase.  Third quarter average accruing loans were $762 million in 2011 compared to $802 million in 2010, a 4.9 percent decrease.  Average deposits were $845 million in 2011 versus $997 million in 2010, a decrease of 15 percent.  Shareholders' equity was $86.3 million at September 30, 2011 compared to $88.7 million at September 30, 2010.  The Company's total capital to risk-weighted assets ratio was 12.62 percent at September 30, 2011, which exceeds the 10 percent required by the regulatory agencies to maintain well-capitalized status.

Third quarter net interest margin increased 99 basis points, or 33 percent, to 4.01 percent in 2011 from 3.02 percent in 2010.  As shown in Table 2, the increase was due to both a lower cost on interest-bearing deposits and an increase in the yield on interest-earning assets.  In addition, the Company had a significantly lower amount of interest-earning cash and cash equivalents during the third quarter 2011.  The cost of interest-bearing deposits decreased to 0.99 percent in the third quarter 2011 from 1.46 percent for the same period in 2010, primarily due to the re-pricing of time deposits and money market accounts in the current low interest rate environment along with a shift in the deposit makeup from higher cost time deposits to lower cost money market, savings and NOW accounts.  In 2011, the Company has focused on restructuring its deposit portfolio from higher cost time deposits to lower cost checking and savings accounts in order to increase the net interest margin and net interest income.  Average money market, savings and NOW accounts grew approximately $27.6 million from the quarter ended September 30, 2010 to the quarter ended September 30, 2011 while average time deposits declined approximately $185 million from the quarter ended September 30, 2010 to the quarter ended September 30, 2011.  The yield on earning assets increased from 4.46 percent in the third quarter of 2010 to 5.01 percent for the third quarter of 2011, which was primarily a result of the Company holding, on average, $125 million less in lower yielding interest-bearing deposits, federal funds sold and investment securities during the third quarter of 2011 compared to the same period in 2010. The Company received $190 million in cash when it acquired the deposits and certain assets of First National Bank, Savannah (“First National”) in an FDIC-assisted transaction in June 2010, and much of this liquidity was invested in interest-bearing deposits and investments.  Since this transaction, the Company has allowed much of its brokered and higher priced time deposits to run-off in order to reduce this excess liquidity and improve the net interest margin.  As noted above, average time deposits have declined $185 million, or 36 percent, from the three month period ending September 30, 2010 compared to the same period in 2011.

On a linked quarter basis, the net interest margin has increased 10 basis points compared to the second quarter of 2011.  The Company held, on average, $20 million less in lower-yielding interest-bearing deposits, federal funds sold and investment securities during the third quarter of 2011 compared to the second quarter of 2011.  The resulting yield on earning assets increased from 4.97 percent in the second quarter of 2011 to 5.01 percent during the third quarter of 2011.  The Company continues to aggressively manage the pricing on deposits and the use of wholesale funds to augment the net interest margin.

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

Third quarter provision for loan loss was $2,865,000 for 2011, compared to $5,230,000 in 2010.  Third quarter net charge-offs were $3,534,000 for 2011 compared to $4,486,000 in 2010.  Loans decreased $19.0 million, or 2.4 percent, in the third quarter 2011 compared to a decline of $15.9 million, or 1.9 percent, in the third quarter 2010.  The Company continues to see weakness in its local real estate markets with downward pressure on real estate values.

Noninterest income increased $279,000, or 18 percent, in the third quarter of 2011 versus the same period in 2010.  This increase was primarily related to a $326,000 increase in the gain on sale of securities during the third quarter of 2011 compared to the same period in 2010.  The Company sold approximately $15 million in securities in the third quarter of 2011 in order to provide liquidity for the run-off of higher priced brokered, internet and time deposits that the Company elected not to renew during the quarter.   Due to the current low interest rate environment, the Company realized a gain on the sale of these securities.  This increase was partially offset by a $67,000, or 15 percent, decrease in service charges on deposit accounts during 2011 compared to 2010, primarily due to recent regulatory guidance related to overdraft charges.

Noninterest expense decreased $892,000, or 12 percent, to $6,418,000 in the third quarter of 2011 compared to the same period in 2010.  The decrease in noninterest expense was mainly attributable to a $469,000, or 45 percent, decrease in the loss on sales and write-downs of foreclosed assets, a $62,000, or 2.1 percent, decline in salaries and employee benefits due to reduced headcount, a $147,000, or 26 percent, decline in information technology expense, and a $117,000, or 26 percent, decline in FDIC deposit insurance premiums.  The Company incurred approximately $350,000 of direct expenses related to the First National acquisition in the third quarter 2010, most of which were not recurring in 2011.  In addition, the Company renegotiated and renewed its contract with its core processor resulting in part of the decline in its information technology expense.  The decrease in the FDIC insurance premiums was due to changes to the FDIC assessment process which became effective in the second quarter of 2011.

The third quarter income tax expense was $320,000 in 2011 compared to an income tax benefit of $1,410,000 in 2010.  The effective tax rate in the third quarter of 2011 was 20.7 percent compared to 47.4 percent in the third quarter of 2010.  The decline in the effective tax rate in the third quarter 2011 was due in part to the impact of tax credits.  The Company evaluates its deferred tax assets every quarter.  All significant deferred tax assets are considered to be realizable due to expected future taxable income and open tax years for which taxable losses could be carried back.

First Nine Months, 2011 Compared to the First Nine Months, 2010

The Company reported a net loss for the first nine months of 2011 of $138,000 compared to a net loss of $2,113,000 in the first nine months of 2010.  Net loss per diluted share was 2 cents in the first nine months of 2011 compared to a net loss of 33 cents per diluted share in the same period in 2010.  The decrease in the net loss during the first nine months in 2011 as compared to the same period in 2010 resulted primarily from an increase in net interest income.  Return on average equity was (0.21) percent, return on average assets was (0.02) percent and the efficiency ratio was 61.29 percent in the first nine months of 2011.  Pretax earnings before the provision for loan losses and gain/loss on sale of securities and foreclosed assets were $13,564,000 in the first nine months of 2011 versus $11,317,000 in the first nine months of 2010.

The schedule below reconciles the loss before income taxes to the pre-tax core earnings.

	For the
	Nine Months Ended
	September 30,
($ in thousands)	2011	2010
Loss before income taxes	$ (1,123)	$ (4,293)
Add: Provision for loan losses	13,525	14,295
Add: Loss on foreclosed assets	1,925	1,905
Less: Gain on sale of securities	(763)	(590)
Pre-tax core earnings	$ 13,564	$ 11,317

Average interest-earning assets in the first nine months of 2011 decreased 5.3 percent to $928 million from $979 million in 2010.  Net interest income during the first nine months of 2011 was $26,893,000 compared to $24,734,000 in 2010, an 8.7 percent increase.  Average accruing loans during the first nine months of 2011 were $776 million compared to $819 million during the first nine months of 2010, a 5.3 percent decrease.  Average deposits during the first nine months of 2011 were $879 million versus $924 million in 2010, a 4.9 percent decrease.

The net interest margin increased 50 basis points, or 15 percent, during the first nine months of 2011 to 3.88 percent from 3.38 percent during the same period in 2010.  As shown in Table 3, the increase in the net interest margin was due to both a lower cost on interest-bearing deposits and a slightly higher yield on earning assets.  The cost of interest-bearing deposits decreased to 1.08 percent during the first nine months of 2011 from 1.55 percent for the same period in 2010.  The decrease was due to both the repricing of money market accounts and time deposits in the current low interest rate environment along with a shift in the deposit makeup from higher cost time deposits to lower cost money market, savings and NOW accounts.  Average money market, savings and NOW accounts grew approximately $41.7 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 while average time deposits declined approximately $96.0 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011.  The yield on earning assets increased to 4.95 percent during the first nine months of 2011 compared to 4.91 percent for the same period in 2010.  This was primarily a result of the Company holding, on average, $21.9 million, or 37 percent, less in lower yielding interest-bearing deposits and federal funds sold during 2011 compared to 2010.

The provision for loans losses was $13,525,000 for the first nine months of 2011, compared to $14,295,000 for the comparable period in 2010.  Net charge-offs were $11,021,000 during the first nine months of 2011 compared to $12,454,000 for the same period in 2010.  Loans decreased $38 million, or 4.6 percent, in the first nine months of 2011 compared to a decline of $51 million, or 5.8 percent, in the first nine months 2010.  The Company has continued to see weakness in its local real estate markets with downward pressure on real estate values in 2011.  This weakness in the real estate market has led to a continued high level of real estate related charge-offs and provision for loan losses.

Noninterest income decreased $395,000, or 7.1 percent, in the first nine months of 2011 versus the same period in 2010 due to a $264,000 decline in service charges on deposit accounts, a $209,000 decline in other operating income and a $168,000 decline in mortgage related income.  These decreases were somewhat offset by a $173,000 increase in gain on sale of securities.  The decline in service charges was primarily due to recent regulatory guidance related to overdraft charges.  The decline in other operating income was due to the Company recording a $308,000 gain on a bank-owned life insurance policy payout in which the Company was the beneficiary during 2010.  The decline in mortgage related income was mainly due to a lower volume of mortgage loan originations in 2011 compared to 2010.

Noninterest expense decreased $636,000, or 3.1 percent, to $19,640,000 in the first nine months of 2011 compared to the same period in 2010.  The decrease in noninterest expense was mainly attributable to a $403,000, or 4.5 percent, decrease in salaries and employee benefits and a $343,000, or 22 percent, decrease in information technology expense.  This decrease was partially offset by an increase in other operating expense of $304,000 or 8.5 percent.  The decrease in salaries and employee benefits was due to the Company averaging fewer employees during 2011 when compared to 2010.  The Company renegotiated and renewed its contract with its core processor resulting in the decline in its information technology expense.  The increase in other operating expense was mainly due to a $260,000 increase in OREO and loan collection costs.

The income tax benefit was $985,000 in the first nine months of 2011 compared to $2,180,000 in the same period in 2010.  The effective tax rate in the first nine months of 2011 was 87.7 percent compared to 50.8 percent in the first nine months of 2010.  The change in the effective tax rate in 2011 was due in part to the impact of tax credits.  The Company evaluates its deferred tax assets every quarter.  All significant deferred tax assets are considered to be realizable due to expected future taxable income and open tax years for which taxable losses could be carried back.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  Total assets were $989 million and $1.07 billion at September 30, 2011 and December 31, 2010, respectively, a decrease of $78 million or 7.3 percent.  Loans decreased $38 million, or 4.6 percent, the first nine months of 2011.  The Company experienced normal pay downs and significant charge-offs on loans in 2011 while demand for new loans was weak.  Cash and cash equivalents and investment securities decreased $41 million, or 21 percent, during the first nine of 2011.  The Company had an influx of deposits from the First National transaction during June 2010 and these funds were primarily used to increase cash and cash equivalents and investment securities.  The Company has allowed much of its brokered and higher priced time deposits to run-off in order to reduce this excess liquidity and improve the net interest margin.  As such, deposits have declined $78 million, or 8.4 percent, from $924 million at December 31, 2010 to $846 million at September 30, 2011.

Average total assets decreased approximately $56 million, or 5.2 percent, during the first nine months of 2011 compared to the same period in 2010.  The Company held $43 million less in average accruing loans in the first nine months of 2011 compared to the same period in 2010.  The decline in loans during 2011 compared to 2010 was due to normal pay downs, charge-offs and weak demand for new loans   The Company also held on average approximately $8.5 million less in cash and cash equivalents and investment securities in 2011 compared to 2010 as it allowed much of its brokered and higher priced time deposits to run-off in order to reduce excess liquidity.

The Company has classified all investment securities as available for sale.  Lower short-term interest rates resulted in an overall net unrealized gain of $2.1 million in the investment portfolio at September 30, 2011.  The unrealized gain or loss amounts are included in shareholders’ equity as accumulated other comprehensive income (loss), net of tax.  The Company’s investment portfolio decreased $49 million during the first nine months of 2011 to $89 million primarily due to the Subsidiary Banks selling approximately $38 million in securities.  The securities were sold in part to provide liquidity for maturing brokered and internet time deposits that the Company elected not to renew.

Deposits were down $78 million during the first nine months of 2011 to $846 million at September 30, 2011.  The Company decided not to renew certain higher cost brokered and internet time deposits in order to reduce excess liquidity and improve the Company’s net interest margin.  At September 30, 2011, the Company had $123 million in brokered and internet deposits which included $41 million in institutional money market accounts.  This was down approximately $39 million, or 24 percent, from December 31, 2010 when the Company had $161 million in brokered and internet deposits.  At September 30, 2011 and December 31, 2010, brokered time deposits include $32 million and $36 million, respectively, of reciprocal deposits from the Company’s local customers that are classified as brokered because they are placed in the CDARS network for deposit insurance purposes.  In addition, at September 30, 2011 and December 31, 2010, the Company had $11 million and $51 million, respectively, of internet time deposits remaining from the First National acquisition.

Capital Resources

The Subsidiary Banks’ primary regulators have adopted capital requirements that specify the minimum capital level for which no prompt corrective action is required.  In addition, the FDIC has adopted FDIC insurance assessment rates based on certain “well-capitalized” risk-based and equity capital ratios.  Failure to meet minimum capital requirements can result in the initiation of certain actions by the regulators that, if undertaken, could have a material effect on the Company’s and the Subsidiary Banks’ financial statements.  As of September 30, 2011, the Company and the Subsidiary Banks were categorized as well-capitalized under the regulatory framework for prompt corrective action in the most recent notification from the FDIC.  Bryan has agreed with its primary regulator to maintain a Tier 1 Leverage Ratio of not less than 8.00 percent. The Company is evaluating its options for Bryan to conform to this stipulation.  Savannah has agreed with its primary regulator to maintain a Tier 1 Leverage Ratio of not less than 8.00 percent and a Total Risk-based Capital Ratio of not less than 12.00 percent and is currently in conformity with the agreement.

Total tangible equity capital for the Company was $82.7 million, or 8.36 percent of total assets at September 30, 2011.  The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

					Well-
($ in thousands)	Company	Savannah	Bryan	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 85,269	$ 64,790	$ 18,840	-	-
Total capital	94,816	71,770	21,237	-	-

Leverage Ratios
Tier 1 capital to average assets	8.70%	8.89%	7.85%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk-weighted assets	11.36%	11.74%	10.10%	4.00%	6.00%
Total capital to risk-weighted assets	12.63%	13.01%	11.39%	8.00%	10.00%

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

During the first nine months of 2011, portfolio loans decreased $38 million to $789 million while deposits decreased $78 million to $846 million.  The loan to deposit ratio was 93 percent at September 30, 2011, which is up from 89 percent at December 31, 2010.   Cash and cash equivalents and investment securities decreased $41 million, or 21 percent, during the first nine months of 2011 to $156 million.  During the first nine months of 2011, the Company allowed much of its brokered and higher priced time deposits to run-off in order to reduce excess liquidity and improve the net interest margin.

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

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB.  Under these agreements, the Subsidiary Banks have pledged certain 1-4 family first mortgage loans, commercial real estate loans, home equity lines of credit and second mortgage residential loans.  The Subsidiary Banks’ individual borrowing limits range from 20 to 25 percent of assets.  In aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $111 million with the FHLB of which $17 million was advanced at September 30, 2011.  These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks.  The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide approximately $30 million of funding needs for 30-60 days.  Savannah has been approved to access the FRB discount window to borrow on a secured basis at 50 basis points over the Federal Funds Target Rate.  Bryan is eligible for the Secondary Credit program at 100 basis points over the Federal Funds Target Rate.  The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested.  The Subsidiary Banks were approved by the FRB under the borrower-in-custody of collateral arrangement.  This temporary liquidity arrangement allows collateral to be maintained at the Subsidiary Banks rather than being delivered to the FRB or a third-party custodian.  At September 30, 2011, the Company had secured borrowing capacity of $108 million with the FRB and no amount outstanding.

A continuing objective of interest rate sensitivity management is to maintain appropriate levels of variable rate assets, including variable rate loans and shorter maturity investments, relative to interest rate sensitive liabilities, in order to control potential negative impacts upon earnings due to changes in interest rates.  Interest rate sensitivity management requires analyses and actions that take into consideration volumes of assets and liabilities repricing and the timing and magnitude of their price changes to determine the effect upon net interest income.  The Company utilizes various balance sheet and hedging strategies to reduce interest rate risk as noted below.

The Company’s cash flow, maturity and repricing gap at September 30, 2011 was $121 million at one year, or 13.6 percent of total interest-earning assets.  At December 31, 2010 the gap at one year was $95 million, or 9.8 percent of total interest-earning assets.  Interest-earning assets with maturities over five years totaled approximately $37 million, or 4.2 percent of total interest-earning assets at September 30, 2011.  See Table 1 for cash flow, maturity and repricing gap.  The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income.  However, interest-earning assets with maturities and/or repricing dates over five years may include significant rate risk and market value of equity concerns in the event of significant interest rate increases.

The Company continues to be asset-sensitive within the 90 day and one year time frame which usually means that if rates increase then net interest income and the net interest margin increase and if rates decrease then net interest income and the net interest margin decrease.  However, over the past twelve months, interest rates have basically remained flat if not declined slightly, and net interest income and the net interest margin increased in the first nine months of 2011 compared to the same period in 2010.  The Company’s cost of interest-bearing deposits has declined significantly while the yield on interest-earning assets has remained flat during the first nine months of 2011 compared to the same period in 2010.

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

Table 1 – Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of September 30, 2011:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	Months	Years	Years	Years	Total
Interest-earning assets
Investment securities	$ -	$ 10,521	$ 17,165	$ 29,225	$ 15,647	$ 16,587	$ 89,145
Federal funds sold	345	-	-	-	-	-	345
Interest-bearing deposits	50,869	85	339	917	-	-	52,210
Loans - fixed rates	-	124,896	145,780	172,866	32,627	19,991	496,160
Loans - variable rates	-	239,015	8,373	2,355	288	670	250,701
Total interest-earnings assets	51,214	374,517	171,657	205,363	48,562	37,248	888,561
Interest-bearing liabilities
NOW and savings	-	7,853	15,706	39,266	47,119	47,119	157,063
Money market accounts	-	74,803	79,936	45,678	68,516	-	268,933
Time deposits	-	80,687	178,796	39,845	24,161	294	323,783
Short-term borrowings	16,029	-	-	-	-	-	16,029
Other borrowings		2,290	6,870				9,160
FHLB advances	-	-	3,503	3,011	11	10,129	16,654
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	16,029	175,943	284,811	127,800	139,807	57,542	801,932
Gap-Excess assets (liabilities)	35,185	198,574	(113,154)	77,563	(91,245)	(20,294)	86,629
Gap-Cumulative	$ 35,185	$ 233,759	$ 120,605	$ 198,168	$ 106,923	$ 86,629	$ 86,629
Cumulative sensitivity ratio *	3.20	2,22	1.25	1.33	1.14	1.11	1.11

       * Cumulative interest-earning assets / cumulative interest-bearing liabilities

Table 2 – Average Balance Sheet and Rate/Volume Analysis – Third Quarter, 2011 and 2010

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the third quarter of 2011 and 2010.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
09/30/11	09/30/10	09/30/11	09/30/10		09/30/11	09/30/10	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 33,869	$ 112,297	0.29	0.27	Interest-bearing deposits	$ 25	$ 76	$ (51)	$ 6	$ (57)
91,151	124,212	2.79	2.00	Investments - taxable	640	627	13	247	(234)
5,631	7,198	4.51	4.46	Investments - non-taxable	64	81	(17)	1	(18)
351	12,002	1.13	0.30	Federal funds sold	1	9	(8)	25	(33)
762,186	801,856	5.49	5.49	Loans (c)	10,539	11,102	(563)	-	(563)
893,188	1,057,565	5.01	4.46	Total interest-earning assets	11,269	11,895	(626)	279	(905)
97,115	100,890			Noninterest-earning assets
$ 990,303	$1,158,455			Total assets

				Liabilities and equity
				Deposits
$ 135,292	$ 117,817	0.27	0.33	NOW accounts	93	97	(4)	(18)	14
20,883	18,803	0.09	0.40	Savings accounts	5	19	(14)	(15)	1
228,755	214,413	1.12	1.48	Money market accounts	648	799	(151)	(195)	44
40,539	46,794	0.32	0.76	MMA - institutional	33	90	(57)	(52)	(5)
147,156	223,286	1.52	2.02	CDs, $100M or more	563	1,137	(574)	(281)	(293)
46,141	82,062	0.66	0.94	CDs, broker	77	194	(117)	(58)	(59)
130,369	203,029	1.39	1.95	Other time deposits	458	1,000	(542)	(287)	(255)
749,135	906,204	0.99	1.46	Total interest-bearing deposits	1,877	3,336	(1,459)	(905)	(554)
24,465	30,133	3.37	3.65	Short-term/other borrowings	208	277	(69)	(21)	(48)
20,047	23,269	1.72	2.80	FHLB advances	87	164	(77)	(63)	(14)
10,310	10,310	2.89	3.12	Subordinated debt	75	81	(6)	(6)	-
				Total interest-bearing
803,957	969,916	1.11	1.58	liabilities	2,247	3,858	(1,611)	(995)	(616)
96,065	90,516			Noninterest-bearing deposits
3,961	8,286			Other liabilities
86,320	89,737			Shareholders' equity
$ 990,303	$1,158,455			Liabilities and equity
		3.90	2.88	Interest rate spread
		4.01	3.02	Net interest margin
				Net interest income	$ 9,022	$ 8,037	$ 985	$ 1,274	$ (289)
$ 89,231	$ 87,649			Net earning assets
$ 845,200	$ 996,720			Average deposits
		0.88	1.33	Average cost of deposits
90%	80%			Average loan to deposit ratio (c)

(a)
This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b)	The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $8 in the third quarter 2011 and 2010, respectively.
(c) Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Table 3 – Average Balance Sheet and Rate/Volume Analysis – First Nine Months, 2011 and 2010

The following table presents average balances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the first nine months of 2011 and 2010.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
YTD	YTD	YTD	YTD		YTD	YTD	Vari-
09/30/11	09/30/10	09/30/11	09/30/10		09/30/11	09/30/10	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 37,057	$ 50,740	0.30	0.29	Interest-bearing deposits	$ 84	$ 110	$ (26)	$ 4	$ (30)
108,229	93,552	2.74	2.25	Investments - taxable	2,217	1,576	641	343	298
6,291	7,539	4.44	4.49	Investments - non-taxable	209	253	(44)	(3)	(41)
548	8,805	0.73	0.30	Federal funds sold	3	20	(17)	28	(45)
775,568	818,753	5.49	5.56	Loans (c)	31,861	34,022	(2,161)	(429)	(1,732)
927,693	979,389	4.95	4.91	Total interest-earning assets	34,374	35,981	(1,607)	(57)	(1,550)
93,036	97,434			Noninterest-earning assets
$1,020,729	$1,076,823			Total assets

				Liabilities and equity
				Deposits
$ 138,384	$122,372	0.29	0.36	NOW accounts	305	332	(27)	(64)	37
20,802	18,100	0.15	0.43	Savings accounts	24	58	(34)	(38)	4
233,121	192,043	1.17	1.54	Money market accounts	2,036	2,214	(178)	(531)	353
41,054	59,116	0.46	0.86	MMA - institutional	142	380	(238)	(177)	(61)
162,920	184,625	1.62	2.34	CDs, $100M or more	1,971	3,236	(1,265)	(994)	(271)
46,412	95,208	0.78	1.04	CDs, broker	271	739	(468)	(185)	(283)
142,343	167,879	1.50	2.21	Other time deposits	1,593	2,770	(1,177)	(892)	(285)
785,036	839,343	1.08	1.55	Total interest-bearing deposits	6,342	9,729	(3,387)	(2,881)	(506)
24,471	35,983	3.43	3.45	Short-term/other borrowings	628	929	(301)	(5)	(296)
16,862	18,335	2.08	2.44	FHLB advances	262	335	(73)	(49)	(24)
10,310	10,310	2.92	2.98	Subordinated debt	225	230	(5)	(5)	-
				Total interest-bearing
836,679	903,971	1.19	1.66	liabilities	7,457	11,223	(3,766)	(2,940)	(826)
93,612	84,527			Noninterest-bearing deposits
3,849	5,331			Other liabilities
86,589	82,994			Shareholders' equity
$1,020,729	$1,076,823			Liabilities and equity
		3.76	3.25	Interest rate spread
		3.88	3.38	Net interest margin
				Net interest income	$26,917	$ 24,758	$2,159	$ 2,884	$ (725)
$ 91,014	$ 75,418			Net earning assets
$ 878,648	$923,870			Average deposits
		0.97	1.41	Average cost of deposits
88%	89%			Average loan to deposit ratio (c)

(a)
 This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b)	The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $32 in the first nine months 2011 and 2010, respectively.
(c) Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers.  At September 30, 2011, the Company had unfunded commitments to extend credit of $80 million and outstanding letters of credit of $4 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

Table 4 – Payment Obligations under Long-term Contracts

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances	$ 16,654	$ 3,500	$ 3,000	$ -	$ 10,154
Subordinated debt	10,310	-	-	-	10,310
Operating leases – buildings	5,597	825	1,330	2,773	669
Information technology contracts	5,237	1,218	2,510	1,509	-
Total	$ 37,798	$ 5,543	$ 6,840	$ 4,282	$ 21,133

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See “Liquidity and Interest Rate Sensitivity Management” on pages 29-31 in the MD&A section for quantitative and qualitative disclosures about market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

Changes in Internal Control over Financial Reporting - No change in our internal control over financial reporting occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 6.  Exhibits.

Exhibit 3.1	Articles of Incorporation [filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on February 8, 1990 (No. 33-33405) and incorporated herein by this reference]
Exhibit 3.2
By-laws, as amended and restated July 20, 2004 [filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 as filed with the SEC on September 30, 2005 (No. 133-128724) and incorporated herein by this reference]

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

The Savannah Bancorp, Inc. (Registrant)

Date: 11/14/11	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 11/14/11	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)