Form 10-K
period 2011-12-31
SAVANNAH BANCORP INC
filed 2012-03-30
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer __	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes __ No X

SAVB 2011 Form 10-K

The aggregate market value of the voting and non-voting common equity at June 30, 2011 held by non-affiliates, based on the price of the last trade of $7.41 per share times 5,712,622 non-affiliated shares, was $42,330,529.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 28, 2012, the registrant had outstanding 7,199,237 shares of common stock.

Portions of the 2011 Annual Report to Shareholders of Registrant are incorporated in Parts II and IV of this report. Portions of the Registrant’s 2012 Annual Proxy Statement (“Proxy Statement”) are incorporated in Part III of this report.

 SAVB 2011 Form 10-K

THE SAVANNAH BANCORP, INC.
2011 ANNUAL REPORT ON FORM 10-K

SAVB 2011 Form 10-K

PART I

The Savannah Bancorp, Inc. (the “Company”) may, from time to time, make written or oral forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including statements contained in the Company’s filings with the United States Securities and Exchange Commission (“SEC” or “Commission”) (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to shareholders and in other communications by the Company. These forward-looking statements may include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and which may change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our actual results to differ materially from what is contemplated in those forward-looking statements:

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

➢	The growth and profitability of our noninterest or fee income being less than expected;
➢	Unanticipated regulatory or judicial proceedings;
➢	The impact of changes in accounting policies by the SEC or the Financial Accounting Standards Board;
➢	The limited trading activity of our common stock;
➢	The effects of our lack of a diversified loan portfolio, including the risks of geographic concentrations;
➢	Adverse changes in the financial performance and/or condition of our borrowers, which could impact the repayment of those borrowers’ outstanding loans; and
➢	The success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on our behalf except as may be required by our disclosure obligations in filings we make with the SEC under federal securities laws.

SAVB 2011 Form 10-K

Item 1. Business

(a)    General Development of Business

The Company was incorporated as a Georgia business corporation on October 5, 1989, for the purpose of becoming a bank holding company. The Company became a bank holding company within the meaning of the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act upon the acquisition of 100 percent of the common stock of The Savannah Bank, National Association (“Savannah”) on August 22, 1990.

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

Savannah, Bryan Bank, Minis and SAVB Holdings are the four operating subsidiaries of the Company. The two bank subsidiaries, collectively, are referred to as the “Subsidiary Banks” or “Banks”. Savannah received its charter from the Office of the Comptroller of the Currency (“OCC”) and opened for business on August 22, 1990. Bryan Bank received its charter from the Georgia Department of Banking and Finance (“GDBF”) in December 1989. The deposits at the Subsidiary Banks are insured by the Federal Deposit Insurance Corporation (“FDIC”).

As of December 31, 2011, Savannah had nine full service offices and one stand-alone automated teller machine (“ATM”), total assets of $729 million, total loans of $569 million, total deposits of $633 million, total shareholders’ equity of $66.0 million and net income of $1.3 million in 2011. As of December 31, 2011, Bryan Bank had two full service offices, total assets of $240 million, total loans of $184 million, total deposits of $216 million, total shareholders’ equity of $20.6 million and a net loss of $878,000 for the year then ended. Minis had approximately $422 million in assets under management at December 31, 2011.

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

SAVB 2011 Form 10-K

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

Banking Services

The Company has approximately 187 full time equivalent employees as of December 31, 2011. The Subsidiary Banks offer a full range of deposit services, including checking accounts, savings accounts and various time deposits ranging from daily money market accounts to long-term certificates of deposit. The transaction accounts and time deposits are tailored to the principal market areas at rates competitive with those offered in the area. In addition, retirement accounts such as Individual Retirement Accounts and Simplified Employee Pension accounts are offered. The FDIC insures all deposit accounts up to the maximum amount of $250,000. In addition, through the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) unlimited insurance coverage on noninterest-bearing transaction accounts was extended to all financial institutions through December 31, 2012. The Subsidiary Banks solicit these accounts from individuals, businesses, foundations, organizations, and governmental authorities.

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

The Subsidiary Banks’ lending policies provide each lending officer with written guidance for lending activities as approved by the Board of Directors (“Board”) of the Banks.  Real estate loan-to-value guidelines generally conform to regulatory loan-to-value limits.  Additionally, the existence of reliable sources of repayment/cash flow are usually required before making any loan, regardless of the collateral. Appraisals are obtained as required. Lending officers or contract inspectors make on-site inspections on construction loans. Lending authority is delegated to each lending officer by the Credit Committee of each Subsidiary Banks’ Board. Loans in excess of the individual officer limits must be approved by a senior officer with sufficient approval authority delegated by these committees.  Loans to borrowers whose aggregate combined companywide exposure exceeds $1,500,000 at Savannah and $1,000,000 at Bryan Bank require the approval of the Subsidiary Bank’s Credit Committee.

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

The Subsidiary Banks operate residential mortgage loan origination departments. The Banks take mortgage loan applications, obtain rate commitments and complete various origination documentation and follow-up for an origination fee from third-party mortgage bankers. In addition to generating fee income, the departments also generate banking relationships from its customers and real estate-related contacts. These loans are funded by other mortgage investors and have not been warehoused on the Subsidiary Banks’ books.

SAVB 2011 Form 10-K

Credit Risk Management and Allowance for Loan Losses

The Subsidiary Banks have a comprehensive program designed to control and continually monitor the credit risks inherent in the loan portfolios. This program includes a structured loan approval process in which the Board delegates authority for various types and amounts of loans to loan officers on a basis commensurate with seniority and lending experience. There are four risk grades of “criticized” assets: Special Mention, Substandard, Doubtful and Loss. Assets designated as substandard, doubtful or loss are considered “classified”. The classification of assets is subject to regulatory review and reclassification. The Subsidiary Banks include aggregate totals of criticized assets, and general and specific valuation reserves in quarterly reports to the Board, which approves the overall allowance for loan losses evaluation.

The Subsidiary Banks use a risk rating system which is consistent with the regulatory risk rating system. This system applies to all assets of an insured institution and requires each institution to periodically evaluate the risk rating assigned to its assets.  The Subsidiary Banks’ loan risk rating systems utilize both the account officer and an independent loan review function to monitor the risk rating of loans.  Each loan officer is charged with the responsibility of monitoring changes in loan quality within his or her loan portfolio and reporting changes directly to credit administration and senior management. The internal credit administration function monitors loans on a continuing basis for both documentation and credit related exceptions. Additionally, the Subsidiary Banks have contracted with an external loan review service which performs a review of the Subsidiary Banks’ loans at least semi-annually to determine that the appropriate risk grade has been assigned to each borrowing relationship and to evaluate other credit quality, documentation and compliance factors. Delinquencies are monitored on all loans as a basis for potential credit quality deterioration. Commercial and mortgage loans that are delinquent 90 days or longer generally are placed on nonaccrual status unless the credit is well-secured and in process of collection. Revolving credit loans and other personal loans are typically charged-off when payments are 120 days past due. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest in full becomes doubtful. Real estate acquired through foreclosure is classified as substandard unless there is sufficient evidence to indicate such classification is not warranted.

The allowance for loan losses is evaluated as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of the 2011 Annual Report to Shareholders (“2011 Annual Report”) on pages F-43 through F-46.

Other Banking Services

Savannah was granted trust powers by the OCC in 1996. The Trust Department of Savannah contracts with Marshall & Ilsley Trust Company, a part of BMO Financial Group, for trust data processing, securities safekeeping and certain other operational functions. This system provides clients and their advisors access to trust account information via the Internet. Employee benefit administration and certain money management functions are outsourced to third parties. Using these resources, the Trust Department offers a full array of trust services, including investment management, personal trusts, custodial accounts, estate administration and retirement plan asset management.

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

SAVB 2011 Form 10-K

Location and Service Area

The Subsidiary Banks’ primary service areas include the city of Savannah and surrounding Chatham County, the city of Richmond Hill (which is 20 miles southwest of downtown Savannah) and surrounding Bryan County, and Hilton Head Island, Bluffton and southern Beaufort County in South Carolina. Their secondary service areas include Effingham and Liberty Counties, Georgia and Jasper County, South Carolina. The Subsidiary Banks’ target customers are individuals and small to medium-sized businesses, including wholesale, retail and professional service businesses in the community. The Subsidiary Banks also target individuals who meet certain net worth and income requirements as potential customers for private banking services.

Savannah’s main office, known as the Johnson Square Office, opened in August 1990 and is located in the primary financial district in downtown Savannah, where most of the commercial banks in the primary service area have their main Savannah offices. In recent years, regional banks with headquarters outside of the state of Georgia have acquired several of the banks in the primary service area. Savannah emphasizes that it is based in Savannah and that its directors and officers are committed to the economic development of the Savannah area.

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

In August 2008, Bryan Bank opened its second office in Richmond Hill at 3700 Highway 17, about one-half mile from I-95. The branch occupies 3,000 square feet of this 11,500 square foot facility. The Company’s regional banking operations center, which provides support functions including imaged item processing, statement rendering, information technology, deposit operations, loan operations and branch operations support functions, occupies the remainder of the facility.

SAVB 2011 Form 10-K

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

In September 2010, Savannah’s loan production office located at 400 Main Street in St. Simons Island, Georgia was closed.

The Subsidiary Banks’ business plans rely principally upon local advertising and promotional activity and upon personal contacts by their directors and officers to attract business and to acquaint potential customers with their personalized services. The Subsidiary Banks emphasize a high degree of personalized customer service. Advertising and marketing emphasize the advantages of dealing with an independent, locally-owned, relationship-oriented bank to meet the particular needs of individuals, professionals and small to medium-size businesses in the community.

Liquidity and Interest Rate Sensitivity Management

Quantitative disclosures regarding the Company’s liquidity management are included on pages F-50 to F-52 in the 2011 Annual Report.

Interest Rate Risk

Quantitative discussion of the Company’s interest rate risk is included on pages F-50 and F-51 in the 2011 Annual Report.

Credit and Monetary Policies and Related Matters

The Company and its subsidiaries are affected by the fiscal and monetary policies of the federal government and its agencies, including the Board of Governors of the Federal Reserve System (the “Fed”).  An important function of these policies is to curb inflation and control recessions through control of the supply of money and credit. The operations of the Company and its subsidiaries are affected by the policies of government regulatory authorities, including the Fed which regulates money and credit conditions through open market operations in United States Government and Federal agency securities, adjustments in the discount rate on member bank borrowings, and requirements against deposits and regulation of interest rates payable by member banks on time and savings deposits. These policies have a significant influence on the growth and distribution of loans, investments and deposits, and interest rates charged on loans, or paid for time and savings deposits, as well as yields on investments. These policies have had a significant effect on the operating results of commercial banks, including the Subsidiary Banks, in the past and are expected to continue to do so in the future.  Future policies of the Fed and other authorities and their effect on future earnings of the Company and its subsidiaries cannot be predicted.

The Fed has a policy that a financial holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank.  Under the source of strength doctrine, the Fed may require a financial holding company to contribute capital to a troubled subsidiary bank, and may charge the financial holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank.  Accordingly, in the event that one of the Subsidiary Banks becomes troubled, the Company may be required to contribute capital to the troubled Subsidiary Bank.  Such a capital injection may be required at times when the Company does not have the resources to provide it in which case, the Company may be charged with engaging in unsafe and unsound practices for failure to commit resources to the troubled Subsidiary Bank.  In addition, any capital loans by a holding company to any subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank.  In addition, the Crime Control Act of 1990 provides that in the event of a financial holding company’s bankruptcy, any commitment by such holding company to a Federal bank or thrift regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

SAVB 2011 Form 10-K

The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) provides that depository institutions insured by the FDIC may be liable for any losses incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a “default” is likely to occur in the absence of regulatory assistance. Accordingly, in the event that any insured bank or subsidiary of the Company causes a loss to the FDIC, other bank subsidiaries of the Company could be liable to the FDIC for the amount of such loss.

Under federal law, the OCC may order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank’s capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment. Similarly, the laws of certain states provide for such assessment and sale with respect to the subsidiary banks chartered by such states.

Federal and State Laws and Regulation of Banks and Bank Holding Companies

Supervision and Regulation

Bank holding companies and commercial banks are extensively regulated under both federal and state law. These laws and regulations delineate the nature and extent of the activities in which commercial banks may engage. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Supervision, regulation and examination of banks by the bank regulatory agencies are intended primarily for protection of depositors rather than holders of bank or bank holding company securities.  Changes in applicable laws or regulations may have a material effect on the business of the Company and its Subsidiary Banks.

The Company, as a bank holding company, is required to register as such with the Fed and the GDBF. It is required to file with both of these agencies quarterly and annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to supervision and examination by these two agencies and will be required to obtain their approval before acquiring, directly or indirectly, ownership or control of any voting shares of a bank or bank subsidiary of a bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting stock of such bank or banking subsidiary of a bank holding company.  A bank holding company may acquire direct or indirect ownership or control of voting shares of any company that is engaged directly or indirectly in banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may also engage in or acquire an interest in a company that engages in activities that the Fed has determined by regulation or order to be so closely related to banking as to be a proper incident thereto.  Similar requirements are imposed by the GDBF.  The Fed has the authority to order a bank holding company or its subsidiaries to terminate certain activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Savannah is a nationally-charted commercial bank subject to extensive supervision and regulation by the OCC. Bryan Bank is a Georgia-chartered, Fed non-member, commercial bank subject to extensive supervision by the GBDF and the FDIC. The deposits of Savannah and Bryan are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to the applicable limits allowed by law. Accordingly, the Subsidiary Banks are subject to certain FDIC regulations and to examination by the FDIC as their primary insurer.

The bank regulatory agencies are responsible for overseeing the affairs of the Subsidiary Banks and periodically examining the Subsidiary Banks to determine their compliance with laws and regulations. The Subsidiary Banks must make quarterly reports of financial condition and results of operations to the regulators. This quarterly financial information is made available to the public approximately 45 days after each quarter-end. The bank regulatory agencies use this data for quarterly offsite monitoring of the financial condition of the Subsidiary Banks. In addition, the Company must file quarterly reports with the Federal Reserve Bank (“FRB”) of Atlanta (“FRB Atlanta”). This financial information is reviewed by the FRB Atlanta for accuracy, consistency and reasonableness and is also made available to holding company database providers within 75 days of the end of each quarter. Bank analysts, regulators and consultants regularly use this information in analyzing historical and expected performance of banks and bank holding companies.

SAVB 2011 Form 10-K

The bank regulatory agencies have authority to issue formal orders against banks and bank holding companies which are about to engage, are engaging or have engaged in unsafe or unsound practices in the conduct of their business. The regulators can order affirmative action to correct any harm resulting from a violation or practice, including, but not limited to, making restitution and providing reimbursement or guarantees against loss in certain cases. The bank regulatory agencies also administer several federal statutes, such as the Community Reinvestment Act of 1977 (“CRA”) and the Depository Institution Management Interlocks Act, which apply to the Subsidiary Banks.

Capital Requirements

The federal banking regulators have adopted guidelines imposing minimum capital to risk-weighted assets ratios applicable to bank holding companies and state banks as well as minimum leverage ratio guidelines for bank holding companies, national banks, and state member bank.  The Fed and the FDIC have the authority to impose, on a case-by-case basis, higher capital requirements on bank holding companies and state banks if they determine that the circumstances of a particular institution require it.

The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases, depending upon a bank holding company’s or a bank’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. Lastly, the Fed’s guidelines indicate that holding companies will be prohibited from participating in new financial affiliations if, at the time of certification, any insured depository affiliate had received a less than "satisfactory" CRA rating at its most recent examination.

FDICIA and Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized insured banks.  Under this system, the federal banking regulators are required to rate insured banks on the basis of five capital categories (Well Capitalized, Adequately Capitalized, Undercapitalized, Significantly Undercapitalized and Critically Undercapitalized) as described in regulations established by the federal bank regulatory agencies.

If a bank fails to remain well-capitalized, it will be subject to a variety of enforcement remedies that increase as the capital condition worsens.  For instance, the FDICIA generally prohibits a bank from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the bank would thereafter be undercapitalized as a result. The federal banking regulators are also required to take mandatory supervisory actions and are authorized to take other discretionary actions, with respect to insured banks in the three undercapitalized categories, the severity of which will depend upon the capital category in which the insured bank is assigned.  Undercapitalized banks are subject to restrictions on borrowing from the FRB, may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval.  A bank’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5% of the bank’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  Significantly undercapitalized banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Generally, subject to a narrow exception, the FDICIA requires the banking regulator to appoint a receiver or conservator for an insured bank that is critically undercapitalized.

SAVB 2011 Form 10-K

The table in Note 16 to the Consolidated Financial Statements in the 2011 Annual Report shows the capital ratios for the Company and Subsidiary Banks and the regulatory minimum capital ratios at December 31, 2011.  As of December 31, 2011, the capital ratios of the Company and each Subsidiary Bank exceed the ratios required to be considered “well-capitalized” by the FDIC at December 31, 2011.

Regulatory Proceedings against the Subsidiary Banks

On October 5, 2011, Savannah entered into a formal written agreement (the “Agreement”) with the OCC, pursuant to which Savannah agreed to take steps to improve Savannah’s asset quality, credit risk exposure, strategic planning initiatives, capital planning, and liquidity and risk management.  Since the completion of the examination, the Board and management of Savannah have aggressively worked to address the findings of the exam and have developed formal action plans to comply with the requirements of the Agreement and concerns that gave rise to the Agreement.  As of December 31, 2011, Savannah was in compliance with the terms of the Agreement.  Entry into the Agreement does not change Savannah’s “well-capitalized” status.  As of December 31, 2011, Savannah had Tier 1 capital of 8.63 percent of total assets and total risk-based capital of 13.01 percent, both of which are in excess of the required regulatory ratios to be considered “well capitalized” and also exceed the ratios that Savannah agreed with the OCC to maintain (a Tier 1 capital ratio of 8.00 percent and total risk-based capital ratio of 12.00 percent).

On March 1, 2012, Bryan Bank entered into a Consent Order (the “Order”) with the FDIC and the GBDF pursuant to which Bryan Bank agreed to take steps to improve its asset quality, credit risk exposure, strategic planning initiatives, capital planning and liquidity and risk management. Entry into the Order automatically changes Bryan Bank’s capital status to “adequately capitalized” for regulatory purposes even though Bryan Bank’s capital ratios exceed the required regulatory ratios to be considered “well capitalized.” The Order requires Bryan Bank to maintain a Tier 1 capital ratio of 8.00 percent and total risk-based capital ratio of 10.00 percent. As of December 31, 2011, Bryan Bank had a Tier 1 capital ratio of 8.01 percent and a total risk-based capital ratio of 12.09 percent both of which exceed the minimum capital ratios required by the Order.

Transactions with Affiliates

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

Source of Strength

Fed policy, as codified by the Dodd-Frank Act, requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules.  Any loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.

Monetary Policy

The earnings of the Subsidiary Banks and, consequently, of the Company, are affected significantly by the policies of the Fed, which regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market operations in U.S. Government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Fed have had a significant effect on the operating results of banks, including the Subsidiary Banks, in the past and are expected to continue to do so in the future.

SAVB 2011 Form 10-K

Recent Regulatory Developments

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act.  As more fully discussed below, the Dodd-Frank Act has had and will likely continue to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements, changes to deposit insurance assessments, lending limits and mortgage lending practices, increased consumer financial protection, limits on interchange fees and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system that will be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council (“Oversight Council”), the Fed, the OCC and the FDIC.

Many of the provisions became effective upon enactment of the Dodd-Frank Act, while others are subject to further study, rulemaking, and the discretion of regulatory bodies and will be implemented over time.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on the Company’s or the Subsidiary Banks’ operations or our ability to pursue future business opportunities is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of the Company or the Subsidiary Banks’ business activities, require changes to certain business practices, impose upon the Company or the Subsidiary Banks more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  These changes may also require the Company to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. The Company cannot predict with any certainty the likelihood, timing, and scope of any such change and the impact any such change may have.  Such changes could materially adversely affect the Company’s business, financial condition or results of operations.

The following items provide a brief description of the relevant provisions of the Dodd-Frank Act and their potential impact on our operations and activities, both currently and prospectively.

Creation of New Governmental Agencies. The Dodd-Frank Act creates various new governmental agencies such as the Oversight Council and the Bureau of Consumer Financial Protection (“CFPB”), an independent agency housed within the Fed. The CFPB has a broad mandate to issue regulations, examine compliance and take enforcement action under the federal financial consumer laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

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

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits and provides unlimited insurance on noninterest-bearing transaction accounts through December 31, 2012. Amendments to the Federal Deposit Insurance Act (“FDIA”) also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase our FDIC deposit insurance premiums.

SAVB 2011 Form 10-K

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

Shareholder Say-On-Pay Votes. The Dodd-Frank Act requires public companies to take shareholders’ votes on proposals addressing compensation (known as say-on-pay), the frequency of a say-on-pay vote (known as say-on-frequency), and the golden parachutes available to executives in connection with change-in-control transactions (known as say-on-golden parachutes).  Public companies must give shareholders the opportunity to vote on the compensation at least every three years and the opportunity to vote on frequency at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially.  The say-on-pay and say-on-frequency rules are not applicable to smaller reporting companies until annual meetings occurring on or after January 21, 2013, but the Company elected nonetheless to provide shareholders the opportunity to vote on these issues in 2011.  The say-on-pay, say-on-frequency and the say-on-golden parachute votes are explicitly nonbinding and cannot override a decision of the Board.

Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our mortgage origination and servicing operations, result in increased compliance costs and may impact revenue. For example, in addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to strongly encourage lenders to verify a borrower’s ability to repay. Most significantly, the new standards limit the total points and fees that we and/or a broker may charge on conforming and jumbo loans to 3 percent of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Fed’s final rule on loan originator compensation issued August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and the practice of steering consumers to loans not in their interest when it will result in greater compensation for a loan originator. These standards have resulted in a myriad of new controls over processing systems and pricing and compensation policies and practices in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The risk retention requirement generally will be 5 percent, but could be increased or decreased by regulation.

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

Repeal of Regulation Q. On April 14, 2011, the Fed released a proposed rulemaking to implement the repeal of Regulation Q, which prohibited payment of interest on demand deposits, as mandated by the Dodd-Frank Act. The repeal of Regulation Q was effective July 21, 2011. Although Regulation Q prohibits the payment of interest on all demand deposits, in practice, the prohibition was limited to forbidding the payment of interest on business checking accounts. In response to Regulation Q’s limitations, banks developed Negotiable Order of Withdrawal (“NOW”) and sweep accounts to extend interest to businesses and individuals, among others. Upon the repeal of Regulation Q, banks may offer interest-bearing demand deposits, including checking accounts, to businesses as well as individuals.

SAVB 2011 Form 10-K

Basel III

As a result of the Dodd-Frank Act’s Collins Amendment, the Company and the Subsidiary Banks will formally be subject to the same regulatory capital requirements. The current risk-based capital guidelines that apply to the Company are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision (“Basel”), a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord (“Basel II”) for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of Basel, announced agreement to a strengthened set of capital requirements for internationally active banking organizations in the U.S. and around the world known as “Basel III.”  Basel III was endorsed at the meeting of the G-20 nations in November 2010 and the final text of the Basel III rules was subsequently agreed to by Basel on December 16, 2010. The Basel III reforms are subject to individual adoption by member nations.  Member countries are expected to issue laws or regulations to implement Basel III by January 2013.  It is expected that the U.S. federal banking agencies will implement Basel III as indicated by a joint press release issued by the U.S. federal banking agencies on September 12, 2010 expressing support for the Basel III standards. Certain aspects of the new standards are slated to become effective upon implementation while others will be phased in over several years. These standards, which are aimed at capital reform, seek to further strengthen financial institutions’ capital positions by mandating a higher minimum level of common equity to be held, along with a capital conservation buffer to withstand future periods of stress.  Basel III addresses the quality of capital and introduces new capital requirements but does not purport to overrule the Basel II standards, which focus on the appropriate allocation of capital to bank assets based on credit risk.

While the timing and scope of any implementation of Basel III by the U.S. remains uncertain, the following items provide a brief description of the relevant provisions of Basel III and their potential impact on our capital levels if applied to the Company.

New Minimum Capital Requirements. Subject to implementation by the U.S. federal banking agencies, Basel III would be expected to have the following effects on the minimum capital levels of banking institutions to which it applies when fully phased in by January 1, 2019:

•
Minimum Common Equity.  The minimum requirement for common equity, the highest form of loss absorbing capital, will be raised from the current 2.0 percent level, before the application of regulatory adjustments, to 4.5 percent after the application of stricter adjustments. This requirement will be phased in by January 1, 2015. As noted below, total common equity required will rise to 7.0 percent by January 1, 2019 (4.5 percent attributable to the minimum required common equity plus 2.5 percent attributable to the “capital conservation buffer” as discussed below).

•
Minimum Tier 1 Capital.  The minimum Tier 1 capital requirement, which includes common equity and other qualifying financial instruments based on stricter criteria, will increase from 4.0 percent to 6.0 percent also by January 1, 2015. Total Tier 1 capital will rise to 8.5 percent by January 1, 2019 (6.0 percent attributable to the minimum required Tier 1 capital ratio plus 2.5 percent attributable to the capital conservation buffer).

•
Minimum Total Capital.  The minimum total capital (Tier 1 and Tier 2 capital) requirement will increase to 8.0 percent by January 1, 2013 (10.5 percent by January 1, 2019, including the capital conservation buffer).

Capital Conservation Buffer. An initial capital conservation buffer of 0.625 percent above the regulatory minimum common equity requirement will begin in January 2016 and will gradually be increased to 2.5 percent by January 1, 2019. The buffer will be added to common equity, after the application of deductions. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. It is expected that, while banks would be allowed to draw on the buffer during such periods of stress, the closer their regulatory capital ratios approach the minimum requirement, the greater the constraints that would be applied to earnings distributions.

SAVB 2011 Form 10-K

Countercyclical Buffer. Basel III expects regulators to require, as appropriate to national circumstances, a “countercyclical buffer” within a range of 0 percent to 2.5 percent of common equity or other fully loss absorbing capital. The purpose of the countercyclical buffer is to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth. For any given country, it is expected that this buffer would only be applied when there is excess credit growth that is resulting in a perceived system-wide build up of risk. The countercyclical buffer, when in effect, would be introduced as an extension of the conservation buffer range.

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

Non-Risk Based Leverage Ratios. These capital requirements are supplemented by a non-risk-based leverage ratio that will serve as a backstop to the risk-based measures described above. In July 2010, the Governors and Heads of Supervision agreed to test a minimum Tier 1 leverage ratio of 3.0 percent during the parallel run period. Based on the results of the parallel run period, any final adjustments would be carried out in the first half of 2017 with a view to adopting the 3.0 percent leverage ratio on January 1, 2018, based on appropriate review and calibration.

Additional Capital Requirement Regulation. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. On November 22, 2011, the FRB issued a final rule requiring top-tier U.S. bank holding companies with total consolidated assets of $50 billion or more to submit annual capital plans for review. In addition, the FRB also expects these banks to demonstrate that they can achieve the capital ratios required by the Basel III framework as applied to the U.S.

The timing and scope of any implementation of Basel III by the U.S. remains uncertain and, the standards could be further amended by Basel. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010 and redefined in 2011. While it is likely that implementation of the Basel III standards in the U.S. will result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to us and how we will be affected by such standards.

Incentive Compensation

On June 25, 2010, the federal banking agencies jointly issued final guidance regarding sound incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. In addition, the Dodd-Frank Act contains prohibitions on incentive-based compensation arrangements, or any feature of such arrangements, that encourage inappropriate risk taking by financial institutions,

SAVB 2011 Form 10-K

are deemed to be excessive, or that may lead to material losses. Also, under the Dodd-Frank Act, a covered financial institution must disclose to its appropriate federal regulator the structure of its incentive-based compensation arrangements in a manner sufficient for such regulator to determine whether the structure provides excessive compensation, fees, or benefits or could lead to material financial loss to the institution. In February 2011, the federal banking agencies issued proposed interagency rules designed to implement the Dodd-Frank Act’s compensation restrictions in a manner consistent with existing compensation standards contained in the FDIA and with the principles outlined in the Incentive Compensation Guidance.

The scope and content of the U.S. banking regulators’ guidance on and rules governing executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such guidance and rules will adversely affect the ability of the Company and its subsidiaries to hire, retain and motivate their key employees.

Other Statutes and Regulations

The Company and the Subsidiary Banks are subject to a myriad of other statutes and regulations affecting their activities. Some of the more important include:

OFAC. The Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC sends bank regulatory agencies lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company or the Subsidiary Banks find a name on any transaction, account or wire transfer that is on an OFAC list, the Company or the Subsidiary Banks must freeze such account, file a suspicious activity report and notify the appropriate authorities.

Sections 23A and 23B of the Federal Reserve Act. Pursuant to Section 23A, the Subsidiary Banks are limited in their ability to engage in “covered transactions” with the Company or other nonbank affiliates of the Company. Further, pursuant to Section 23B, such transactions must be on an arms-length basis and on terms at least as favorable to the Subsidiary Banks as those prevailing at the time for transactions with unaffiliated companies. “Covered transactions” include loans or extensions of credit to, and investments in or certain other transactions with, affiliates.

Outstanding loans from the Banks to the Company or other nonbank affiliates of the Company may not exceed 10 percent of the Banks’ capital stock and surplus, and the total of such transactions between the Banks and all of their non subsidiary affiliates may not exceed 20 percent of the Banks’ capital stock and surplus. These loans must be fully or over-collateralized. The Subsidiary Banks are also prohibited from purchasing low quality assets from the Company or other nonbank affiliates of the Company.  Except for limitations on low quality asset purchases and transactions that are deemed to be unsafe or unsound, the Fed’s Regulation W, as made applicable to state nonmember banks by section 18(j) of the FDIA generally excludes affiliated depository institutions from treatment as “affiliates.”

The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The ability of the FRB to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including with respect to the requirement for the OCC, FDIC and FRB to coordinate with one another.

Loans to Insiders. The Subsidiary Banks also are subject to restrictions on extensions of credit to executive officers, directors, principal shareholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, (ii) must not involve more than the normal risk of repayment or present other unfavorable terms and (iii) may require approval by the Banks’ boards of directors.  Loans to executive officers are subject to certain additional restrictions.

Consumer Regulation. Activities of the Subsidiary Banks are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include provisions that:

SAVB 2011 Form 10-K

•	limit the interest and other charges collected or contracted for by the Banks, including new rules regarding the terms of credit cards and debit card overdrafts;
•	govern the Banks’ disclosures of credit terms to consumer borrowers;
•	require the Banks to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the communities it serves;
•	prohibit the Banks from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit; and
•	govern the manner in which the Banks may collect consumer debts.

New rules on credit card interest rates, fees, and other terms took effect on February 22, 2010, as directed by the Credit Card Accountability, Responsibility and Disclosure Act.  Among the new requirements are (i) 45-days advance notice to a cardholder before the interest rate on a card may be increased, subject to certain exceptions; (ii) a ban on interest rate increases in the first year; (iii) an opt-in for over-the-limit charges; (iv) caps on high fee cards; (v) greater limits on the issuance of cards to persons below the age of 21; (vi) new rules on monthly statements and payment due dates and the crediting of payments; and (vii) the application of new rates only to new charges and of payments to higher rate charges.

The FDIC expects financial institutions’ boards of directors and management to ensure that the institution mitigates the risks associated with offering automated overdraft payment programs and complies with all consumer protection laws and regulations, including providing clear and meaningful disclosures and other communications about overdraft payment programs, fees, and other features and options, and demonstrating compliance with new opt-in requirements for ATM withdrawals and one-time point-of-sale debit card transactions.  In addition, the FDIC expects financial institutions to:

•	Promptly honor customers’ requests to decline coverage of overdrafts (i.e., opt-out) resulting from non-electronic transactions;
•	Give consumers the opportunity to affirmatively choose the overdraft payment product that overall best meets their needs;
•
Monitor accounts and take meaningful and effective action to limit use of overdrafts by customers as a form of short-term, high-cost credit, including, for example, giving customers who overdraw their accounts on more than six occasions where a fee is charged in a rolling twelve-month period a reasonable opportunity to choose a less costly alternative and decide whether to continue with fee-based overdraft coverage;

•	Institute appropriate daily limits on overdraft fees; and consider eliminating overdraft fees for transactions that overdraw an account by a de minimis amount; and
•	Not process transactions in a manner designed to maximize the cost to consumers.

Institutions using a third-party vendor for their overdraft payment programs must exercise careful oversight, as discussed in the FDIC’s 2008 Guidance for Managing Third-Party Risk. The FDIC will take supervisory action where overdraft payment programs pose unacceptable safety and soundness or compliance management system risks or result in violations of laws or regulations, including unfair or deceptive acts or practices and fair lending laws.

As a result of the turmoil in the residential real estate and mortgage lending markets, there are several concepts currently under discussion at both the federal and state government levels that could, if adopted, alter the terms of existing mortgage loans, impose restrictions on future mortgage loan originations, diminish lenders’ rights against delinquent borrowers or otherwise change the ways in which lenders make and administer residential mortgage loans.  If made final, any or all of these proposals could have a negative effect on the financial performance of the Subsidiary Banks’ mortgage lending operations, by, among other things, reducing the volume of mortgage loans that the Subsidiary Banks can originate and impairing their ability to proceed against certain delinquent borrowers with timely and effective collection efforts.

The deposit operations of the Banks are also subject to laws and regulations that:

•	require the Banks to adequately disclose the interest rates and other terms of consumer deposit accounts;
•	impose a duty on the Banks to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records;

SAVB 2011 Form 10-K

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

As noted above, the Banks will likely face an increase in their consumer compliance regulatory burden as a result of the combination of the newly-established CFPB and the significant roll back of federal preemption of state laws in this area.

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

Appraisals. The Fedissued an interim final rule, mandated by the Dodd-Frank Act, which is intended to ensure that real estate appraisers can use their independent judgment in assigning home values, and that they receive customary and reasonable payments for their services. The rule also includes several provisions that protect the integrity of the appraisal process when a consumer’s home is securing the loan.

The interim final rule prohibits coercion and similar actions designed to cause appraisers to base the appraised value of properties on factors other than their independent judgment; bans appraisers and appraisal management companies hired by lenders from having financial or other interests in the properties or the credit transactions; and prohibits creditors from extending credit based on appraisals if they know beforehand about violations involving appraiser coercion or conflicts of interest.

The rule also requires creditors or settlement service providers to file reports with the appropriate state licensing authorities if they have information about appraiser misconduct. It also mandates the payment of reasonable and customary compensation to appraisers who are not employees of the creditors or of the appraisal management companies hired by the creditors.

Affiliation Authority. The Gramm-Leach-Bliley Act of 1999 (“GLB”) amended section 4 of the Act to provide a framework for engaging in new financial activities. Those bank holding companies (“BHCs”) that qualify to engage in the new financial activities are designated as Financial Holding Companies (“FHCs”). Provisions of GLB permit BHCs that qualify as FHCs to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. FHCs are also permitted to engage in activities that are “complementary” to financial activities if the Fed determines that the activity does not pose a substantial risk to the safety or soundness of the institution or the financial system in general.

The Fed may act by either regulation or order in determining what activities are financial in nature, or incidental or complementary to activities that are financial in nature. In doing so, the Fed must notify the U.S. Treasury Department (“Treasury”) of requests to engage in new financial activities and may not determine that an activity is financial or incidental to a financial activity if Treasury objects. Furthermore, Treasury may propose that the Fed find a particular activity financial in nature or incidental to a financial activity. GLB establishes a similar procedure with regard to the Treasury’s (acting through the OCC) determination of financial activities and activities that are incidental to financial activities for subsidiaries of national banks. Congress intended for the Fed and Treasury to establish a consultative process that would negate the need for either agency to veto a proposal of the other agency.

SAVB 2011 Form 10-K

Federal Home Loan Bank Reform. GLB reformed the Federal Home Loan Bank (“FHLB”) System, including expanding the collateral that a community bank can pledge against FHLB advances, thus giving smaller banks access to a substantial new liquidity source.

Privacy. GLB imposed a number of new restrictions on the ability of financial institutions to share nonpublic personal information with nonaffiliated third parties. Specifically, the GLB:

•	require the Banks to adequately disclose the interest rates and other terms of consumer deposit accounts;
•	impose a duty on the Banks to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records
•	require escheatment of unclaimed funds to the appropriate state agencies after the passage of certain statutory time frames; and
•
govern automatic deposits to and withdrawals from deposit accounts with the Banks and the rights and liabilities of customers who use automated teller machines and other electronic banking services.  As described above, beginning in July 2010, new rules took effect that limited the Banks’ ability to charge fees for the payment of overdrafts for everyday debit and ATM card transactions.

GLB also imposes an affirmative obligation on banks to respect their customers’ privacy interests. Language protects a community bank’s ability to share information with third parties selling financial products (for example, insurance or securities) to bank customers. Community banks can thus continue such sales practices without being subject to the opt-out provisions contained elsewhere in the legislation.

Branch Banking.  Pursuant to the Financial Institutions Code of Georgia, banks located in Georgia are authorized to branch statewide.  Accordingly, a bank located anywhere in Georgia has the ability, subject to regulatory approval, to establish branch facilities near any of the Company’s facilities and within its market area.  If other banks were to establish branch facilities near the Company’s facilities, it is uncertain whether these branch facilities would have a material adverse effect on its business.

The Dodd-Frank Act substantially amended the legal framework that had previously governed interstate branching activities.  Formerly, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank’s ability to branch into a particular state was largely dependent upon whether the state “opted-in” to de novo interstate branching.  Many states did not “opt-in,” which resulted in branching restrictions in those states.  The Dodd-Frank Act removed the “opt-in” concept and permits banks to engage in de novo branching outside of their home states, provided that the laws of the target state permit banks chartered in that state to branch within that state.  Accordingly, de novo interstate branching by the Subsidiary Banks and competitor institutions is subject to these new standards. This legislation has relevance for the banking industry due to increased competitive forces from institutions which may consolidate through mergers and those which may move into new markets through enhanced opportunities to branch across state lines. Georgia and South Carolina do not have reciprocal provisions for de novo branches or charters. Holding companies domiciled in Georgia may not branch or charter banks in South Carolina and vice versa. Alternatives for expansion between these states include acquiring an existing financial institution, chartering a federal savings bank or moving the charter of a national bank within 35 miles of its headquarters into the new state.

Anti-Tying Regulations. A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any product or service to its customers. In general, a bank may not extend credit, lease or sell property or furnish any service or fix or vary the consideration for such on the condition that (i) the customer should obtain or provide some additional credit, property or service from or to such bank (other than a loan, discount, deposit or trust service related to and usually provided in connection with a loan, discount, deposit or trust service), its bank holding company or any other subsidiary of its bank holding company or (ii) the customer may not obtain some other credit, property or service from a competitor, except to the extent reasonable conditions are imposed in a credit transaction to assure the soundness of the credit extended.  A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products.

SAVB 2011 Form 10-K

Standards for Safety and Soundness. The FDIA requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls; (ii) information systems and internal audit systems; (iii) loan documentation; (iv) credit underwriting; (v) interest rate risk exposure; and (vi) asset quality.  The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits.  The federal bank regulatory agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement these required standards.  The Guidelines set forth the safety and soundness standards that the federal bank regulatory agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the FDIC determines that the Subsidiary Banks fail to meet any standards prescribed by the Guidelines, it may require the Banks to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.  Moreover, the Fed has cease and desist powers over the Company and its non-banking subsidiaries should their actions constitute a serious threat to the safety, soundness or stability of the Subsidiary Banks.

Dividends. Although the Company is not presently subject to any direct regulatory restrictions on dividends (other than those of Georgia corporate law), the Company has agreed with the FRB Atlanta to obtain approval prior to paying or declaring any dividends to shareholders. The Company’s long-term ability to pay cash dividends will also depend on the amount of dividends paid by the Subsidiary Banks to the Company. OCC regulations restrict the amount of dividends which Savannah may pay without obtaining prior approval.  Based on such regulatory restrictions, without prior approval Savannah is restricted from paying dividends in a calendar year which exceeds the current year’s net income combined with the retained net profits of the preceding two years.  Based upon this restriction, Savannah would not be able to pay any dividends to the Company in 2012.  Savannah has also agreed with the OCC through its Agreement to obtain approval prior to paying or declaring any dividends to the Company. Bryan Bank may pay dividends equal to no more than 50 percent of prior year net income without prior approval from the GDBF.  Based upon this restriction, Bryan Bank would not be able to pay any dividends to the Company in 2012.  Bryan Bank has also agreed with the GDBF and the FDIC to obtain approval prior to paying or declaring any dividends to the Company.  The dividend payout plans of the Subsidiary Banks consider the objective of maintaining their “well-capitalized” status.

The principal source of our liquidity at the holding company level is dividends from our subsidiaries.  We must pay essentially all of our operating expenses from funds we receive from our subsidiaries.  Therefore, shareholders may receive dividends from us only to the extent that funds are available after payment of our operating expenses.

FHLB Advances. The Subsidiary Banks are members of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Agency. The FHLBs maintain central credit facilities primarily for member institutions. The Subsidiary Banks, as members of the FHLB of Atlanta, are required to hold shares of capital stock in the FHLB of Atlanta in an amount equal to: (i) 15 basis points of the Bank’s total assets (adjusted annually) and (ii) 4.5 percent of its advances (borrowings) from the FHLB of Atlanta. The Subsidiary Banks are in compliance with this requirement at December 31, 2011.

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

SAVB 2011 Form 10-K

Community Reinvestment Act

CRA requires the federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. The CRA does not establish specific lending requirements or programs for banks nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its particular community.  On a periodic basis, the OCC, in the case of Savannah Bank, and the FDIC, in the case of Bryan Bank, is charged with preparing a written evaluation of our record of meeting the credit needs of the entire community and assigning a rating—outstanding, satisfactory, needs to improve or substantial noncompliance.  The federal bank regulatory agencies will take that rating into account in its evaluation of any application made by the Subsidiary Banks for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution.  A bank’s CRA rating may be used as the basis to deny or condition an application.  In addition, as discussed above, BHC’s may not become FHC’s unless each of its subsidiary banks has a CRA rating of at least “Satisfactory.”

Further, CRA regulations provide for certain disclosure obligations. In accordance with the CRA, each institution must post a CRA notice advising the public of the right to comment to the institution and its regulator on the institution’s CRA performance and to review the CRA public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities, and any written comments from the public on its performance in meeting community credit needs. Large institutions also are required to collect certain data, including the amount and location of originated and purchased small business, small farm, community development, and home mortgage loans, and to report this data to their regulatory agencies.

Savannah and Bryan Bank received a “satisfactory” rating on the most recent performance evaluations of their CRA efforts by their respective bank regulatory agencies.

Consumer Protection Regulations

Retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act and Regulation Z issued by the Fed, governing disclosures of credit terms to consumer borrowers;
•
the Home Mortgage Disclosure Act and Regulation C issued by the Fed, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act and Regulation B issued by the Fed, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act and Regulation V issued by the Fed, governing the use and provision of information to consumer reporting agencies;
•	the guidance of the various federal agencies charged with the responsibility of implementing such federal laws.

Deposit operations also are subject to:

•	the Truth in Savings Act and Regulation DD issued by the Fed, which requires disclosure of deposit terms to consumers;
•	Regulation CC issued by the Fed, which relates to the availability of deposit funds to consumers;
•
the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Fed, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of ATMs and other electronic banking services.

SAVB 2011 Form 10-K

In addition, there are a number of significant consumer protection standards that apply to functional areas of operation (rather than applying only to loan or deposit products). For example, in June 2010, the Fed issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The Fed and FDIC also recently enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. The FDIC has also issued rules aimed at protecting consumers in connection with retail foreign exchange transactions. In addition, the Fed has been actively revising Regulation E, which governs electronic transactions, including a recent proposal governing remittance transfer transactions. Among the finalized changes made to Regulation E is the November 2009 amendment, which prohibits financial institutions from charging consumers fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Regulation E amendments also require financial institutions to provide consumers with a notice that explains the financial institution's overdraft services, including the fees associated with the service and the consumer's choices. The amendments to Regulation E became effective on August 1, 2010.

In November 2010, the FDIC supplemented the Regulation E amendments by requiring FDIC-supervised institutions to implement additional changes relating to automated overdraft payment programs by July 1, 2011. The most significant of these changes require financial institutions to monitor overdraft payment programs for “excessive or chronic” customer use and undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. The additional guidance also imposes daily limits on overdraft charges, requires institutions to review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts and requires increased board and management oversight regarding overdraft payment programs.

Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, oversight responsibilities of these and other consumer protection laws and regulations transferred from the Bank's primary regulator to the CFPB. The CFPB is in the process of republishing the transferred regulations in a new section of the Code of Federal Regulations but has not yet made substantive changes to these rules. It is anticipated that the CFPB will be making substantive changes to a number of consumer protection regulations and associated disclosures in the near term. We cannot predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on the Company's or the Subsidiary Banks’ businesses. In addition, the Subsidiary Banks may also be subject to certain state laws and regulations designed to protect consumers. Additional regulations resulting from the Dodd-Frank Act or changes in state laws and regulations applicable to the Subsidiary Banks could increase our cost of doing business or harm our competitive position.

Anti-Money Laundering

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”) significantly expands the responsibilities of financial institutions in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the Patriot Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the U.S. to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and OFAC Regulations. This federal legislation and the resultant bank regulations require a financial institution to expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities listed in a database maintained by the Financial Crimes Enforcement Network (“FinCEN”). The records search must cover current accounts, accounts opened in the prior twelve months, and transactions conducted in the prior six months. Its purpose is to identify funds or transactions with individuals associated with terrorist activities. Substantial penalties and/or criminal prosecution may result from non-compliance. Management has established policies and procedures to ensure compliance with the Patriot Act.

SAVB 2011 Form 10-K

Recent Banking Legislation

Bills are presently pending before the U.S. Congress and certain state legislatures, and additional bills may be introduced in the future before Congress and the state legislatures, which, if enacted, may alter the structure, regulation and competitive relationships of the nation’s financial institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company or the Subsidiary Banks may be affected thereby.

Competition

The banking business is very competitive. Banks generally compete with other financial institutions using the mix of banking products and services offered, the pricing of services, the convenience and availability of services, the degree of expertise of personnel and the personal manner in which services are offered. The Subsidiary Banks compete with other commercial and savings banks in their primary service areas. The Subsidiary Banks also compete with credit unions, consumer finance companies, insurance companies, money market mutual funds, brokerage firms and other financial institutions, some of which are not subject to the degree of regulation and restrictions imposed upon the Subsidiary Banks. Many of these competitors have substantially greater resources and lending limits than the Subsidiary Banks and offer certain services that the Subsidiary Banks do not provide currently.

Many of these competitors have more branch offices in the Subsidiary Banks’ primary service area. However, the Company’s plan is to expand into the markets which will best serve its targeted customers. Management believes that competitive pricing, local ownership, local decisions, local control and personalized, relationship-oriented service provide the Subsidiary Banks with a method to compete effectively for prospective customers.

The Subsidiary Banks experience the most competition from new local community or regional bank entrants into the market area.  Numerous banking offices of community banks, regional banks and de novo banks have opened in the Savannah market over the past decade.  While there has been no de novo activity over the past few years, several new regional or community banks have entered the Savannah and coastal South Carolina markets through the acquisition of failed banks from the FDIC.  Other banks have indicated interest in these markets. These new entrants have increased and will likely continue to increase the competition for existing and new business.

Deposit growth is a continuing challenge facing the banking industry and the Subsidiary Banks. It is likely that deposit growth in competitive markets will require higher deposit interest rates. Higher costs of funds without corresponding higher rates on earning assets will have a long-term negative impact on net interest income. Higher growth in lower cost core deposits, higher revenue growth from fee based services and lower overhead growth rates are the key items required to accomplish the Company’s earnings growth objectives.

  SAVB 2011 Form 10-K

SELECTED STATISTICAL INFORMATION FOR THE COMPANY

Investments

Table 1 - Weighted Average Yields by Maturity

The following table sets forth the amortized cost, fair value and tax-equivalent yields by investment type and contractual maturity at December 31, 2011:

($ in thousands)	Amortized	Fair	Taxable- Equivalent
	Cost	Value	Yield (a)
			(%)
Securities available for sale:
U.S. government-sponsored enterprises (“GSE”) and mortgage-backed:
Within one year	$ -	$ -	-
One year to five years	1,433	1,446	1.96
Mortgage-backed securities - GSE	66,464	68,012	2.62
Total	67,897	69,458	2.60

Other interest-earning investments:
Within one year	579	590	4.91
One year to five years	778	790	3.07
Five years to ten years	3,621	3,871	3.36
Due after ten years	5,351	5,406	5.97
Restricted equity securities	3,538	3,538	2.08
Total	13,867	14,195	4.09
Total securities available for sale	$ 81,764	$ 83,653	2.85

                               (a) The yield is calculated on the amortized cost of the securities.

Loans

Following is certain information regarding the loan portfolio as of December 31, 2011 on a consolidated basis.

Table 2 - Loan Repricing Opportunities

The following table sets forth certain loan maturity and repricing information as of December 31, 2011. Loan renewals generally reprice relative to the prime rate in effect at the time of the renewal. Management expects that certain real estate mortgage loans which have maturities of one to three years with longer amortization periods will renew at maturity.

($ in thousands) Loan Category	One Year or Less	After One Year through Five Years	Over Five Years	Total
Real estate-construction and development	$ 21,589	$ 1,086	$ -	$ 22,675
Commercial	40,814	24,241	3,249	68,304
Total	$ 62,403	$ 25,327	$ 3,249	$ 90,979

Loans with fixed rates	$ 22,131	$ 25,327	$ 3,249	$ 50,707
Loans with floating and adjustable rates	40,272	-	-	40,272
Total	$ 62,403	$ 25,327	$ 3,249	$ 90,979

SAVB 2011 Form 10-K

Nonaccrual, Past Due and Restructured Loans

At December 31, 2011 and 2010, nonperforming loans were $34,881,000 and $35,900,000, respectively. At December 31, 2011, the Subsidiary Banks had nonaccruing loans of $34,668,000 and $213,000 in loans past due 90 days or more. Interest income of $818,000 was recognized on impaired loans in 2011.

Except for consumer loans, the Company’s policy is to place loans on nonaccrual status when, in management’s judgment, the collection of principal and interest in full becomes doubtful. Interest receivable accrued in prior years and subsequently determined to have doubtful collectibility is charged to the allowance for loan losses. Interest on loans that are placed on nonaccrual is recognized after principal is collected in full. In some cases where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

Loan Concentrations

Most of the Company’s business activity is with customers located within Chatham and Bryan County, Georgia and southern Beaufort County, South Carolina. The Company has no loans that are considered to be highly leveraged transactions or foreign credits.

Allowance for Loan Losses

See pages F-43 through F-46 of the 2011 Annual Report for details about the activity and breakdown of the allowance for loan losses and additional information regarding accounting estimates in the allowance.

Deposits

Deposit Average Balances and Rates Paid

Tables 7 and 8 on pages F-55 and F-56 of the 2011 Annual Report summarize the average balances of the Company’s deposits and the average rates paid on such deposits during 2011, 2010 and 2009.

Table 3 - Long-term Obligations

The following table includes a breakdown of payment obligations due under long-term contracts:

($ in thousands)	Payments Due by Period
		Less than	1 - 3	4 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
FHLB advances	$ 16,653	$ 3,500	$ 3,000	$ -	$ 10,153
Subordinated debt	10,310	-	-	-	10,310
Operating leases - buildings	5,563	881	1,519	1,466	1,697
Long-term contracts	4,936	1,224	2,521	1,191	-
Total	$ 37,462	$ 5,605	$ 7,040	$ 2,657	$ 22,160

SAVB 2011 Form 10-K

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

Our success significantly depends upon the growth in population, income levels, deposits and real estate development in our primary markets in coastal Georgia and South Carolina. If these communities do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may be adversely impacted. The events in the national economy have filtered down to the Company’s local markets. We are less able than larger institutions to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas.

Adverse market or economic conditions in coastal Georgia and South Carolina may disproportionately increase the risk that our borrowers will be unable to make their loan payments. In addition, the market value of the real estate securing loans could be adversely affected by unfavorable changes in market and economic conditions. The Bluffton/Hilton Head Island (“Bluffton/HHI”) market experienced a pronounced slowdown beginning in 2007 which seriously and adversely affected our residential real estate loans that were originated in that market. The Company has also experienced a slowdown in its other real estate markets. As of December 31, 2011, approximately 89 percent of our loans held for investment were secured by real estate. Of the commercial real estate loans in our portfolio, approximately 31 percent represent properties owned and occupied by businesses to which we have extended loans. The current sustained period of increased payment delinquencies, foreclosures and losses caused by adverse market and economic conditions in coastal Georgia and South Carolina has adversely affected the value of our assets, our revenues, results of operations and overall financial condition and is likely to continue to at least in the short term.

Our business is concentrated in the areas of Chatham and Bryan County, Georgia and southern Beaufort County, South Carolina, which have been negatively impacted by current economic conditions and may be susceptible to natural disasters, which could adversely affect our operations and financial condition.

Currently, our lending and other business is concentrated in Chatham and Bryan Counties in Georgia and southern Beaufort County in South Carolina. The current downturn in market conditions in these respective areas has adversely affected the performance of our loans and the results of our operations and financial condition. In particular, Hilton Head Island in southern Beaufort County is a vacation and resort area with high concentrations of second home and investment properties. Further changes in interest rates, local or general economic conditions, real estate values or the income tax deductibility of mortgage interest would subject our markets to greater volatility which would further adversely impact our performance. Additionally, our market area is susceptible to the risk of hurricane disasters and many areas are located in flood zones. While most such losses are insurable, hurricanes and flooding could disrupt our operations or the operations of our borrowers, depositors or other customers.  Any such disruption could adversely affect our financial condition and results of operation.

SAVB 2011 Form 10-K

If our allowance for loan losses is not sufficient to cover actual charge-offs, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to assure repayment. We may continue to experience significant charge-offs which could have a material adverse effect on our operating results. Our management makes various assumptions and judgments about the collectibility of our loans, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our loans.  We maintain an allowance for loan losses in an attempt to cover probable losses inherent in the loan portfolio.  In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. As noted above, our primary markets have experienced a significant slowdown which has necessitated additional provisions for loan losses.

If our assumptions are wrong, or if we engage in loan sales, our current allowance may not be sufficient to cover future charge-offs, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additional provisions to our allowance would materially decrease our net income and adversely affect our “well-capitalized” status.

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

Economic uncertainty, turmoil in the real estate markets and the tightening of credit have adversely affected the financial services industry and may continue to adversely affect our business, financial condition and results of operations.

Continued economic uncertainty, high unemployment rates and turmoil in the housing and real estate markets, including falling real estate prices and increasing foreclosures have negatively affected the credit performance of loans secured by real estate and resulted in significant write-downs of asset values by banks and other financial institutions. Over the last few years, these write-downs have caused many banks and financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with other financial institutions and, in some cases, to fail. As a result, many lenders and institutional investors reduced or ceased providing credit to borrowers, including other financial institutions, which, in turn, led to the global credit crisis.

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

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.

Our nonperforming assets adversely affect our net income in various ways.  We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio.  When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then fair market value, which may result in a loss.  These nonperforming loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. We may engage in loan sales or take other measures to reduce nonperforming assets.  Any such resolution measures regarding nonperforming assets may require significant time commitments from management and may be detrimental to the performance of their other responsibilities.  Further, if we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

SAVB 2011 Form 10-K

Market Risk

Changes in interest rates could negatively impact our financial condition and results of operations.

Our earnings are significantly dependent on our net interest income. We expect to realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” would work against us, and our earnings may be negatively affected.

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

Our results of operations may be affected by actions undertaken by the Fed (including, raising and lowering short-term interest rates) to influence the availability and cost of money and credit. Changes in interest rates can affect the number of loans the Subsidiary Banks originate, as well as the value of the loans and other interest-bearing assets and liabilities and the Subsidiary Banks’ ability to realize gains on the sale of those assets and liabilities. Prevailing interest rates also affect the extent to which borrowers prepay loans owned by us. When interest rates decrease, borrowers are more likely to prepay their loans, and vice versa. We may be required to invest funds generated by prepayments at less favorable interest rates. Increases in interest rates could hurt the ability of borrowers who have loans with floating interest rates to meet their increased payment obligations. If those borrowers were not able to make their payments, then we could suffer losses, and our level of nonperforming assets could increase.

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

As prescribed by accounting standards we undertake an annual review of the goodwill and intangible asset balance reflected in our financial statements. We conduct an annual review for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Goodwill and the client list intangible asset were evaluated for impairment as of August 31, 2011 and based on that evaluation it was determined that there was no impairment. As of December 31, 2011, we had $3.3 million in goodwill and intangible asset related to Minis.  Future goodwill impairment tests may result in future non-cash charges, which could adversely affect our earnings for any such future period.

SAVB 2011 Form 10-K

Liquidity Risk

Our use of brokered deposits, uninsured local deposits and other borrowings may impair our liquidity and constitute an unstable and/or higher cost funding source.

We use wholesale, institutional and brokered deposits, uninsured local deposits and other borrowings, including repurchase agreements, federal funds purchased, and FHLB borrowings, to fund a portion of our operations. Currently neither Savannah nor Bryan Bank can accept or renew brokered deposits without prior regulatory approval due to agreements with regulators. Savannah is currently allowed to maintain up to $35 million in a brokered money market account and $35 million in a brokered deposit reciprocal program that allows our local customers’ deposits to be insured.

Federal law requires a bank to be well-capitalized if it accepts or renews brokered deposits. Thus, the Company and Savannah must maintain a “well-capitalized” status to continue to be able to maintain the brokered deposits described above. Failure to maintain “well-capitalized” status could also limit our access to certain wholesale deposits and federal funds purchased (but not necessarily repurchase agreements or FHLB or FRB borrowings), which could impair our liquidity. We will be considered “well-capitalized” if we (i) have a total risk-based capital ratio of 10.0 percent or greater; (ii) have a Tier 1 risk-based capital ratio of 6.0 percent or greater; and (iii) have a leverage ratio of 5.0 percent or greater.

At December 31, 2011 both Savannah and Bryan Bank were considered well-capitalized.  However, Bryan Bank’s Order, which Bryan Bank entered into with the with the FDIC and the GDBF in March 2012, after the reporting period, has a capital article that requires Bryan Bank to maintain a Tier 1 capital ratio of 8.00 percent and total risk-based capital ratio of 10.00 percent. The capital article automatically changes Bryan Bank’s capital status to “adequately capitalized” even though its ratios currently exceeds the regulatory ratios required to be considered “well capitalized.” Although Bryan Bank is already restricted from accepting or renewing brokered deposits, this Order could limit its ability to borrow on its federal funds purchased lines, FHLB borrowing line and from the FRB discount window.

Deposit balances in excess of the FDIC’s $250,000 insurance limit per depositor are uninsured deposits. Customers with uninsured deposits are more sensitive to financial or reputation risk than insured depositors. Consequently, uninsured deposits generally do not provide the same stability to our deposit base as insured deposits. Our liquidity may be negatively affected by a decline in uninsured deposits due to a loss of investor confidence and a flight to insured deposits at other financial institutions.

Through the Dodd-Frank Act, unlimited insurance coverage on noninterest-bearing transaction accounts was extended until December 31, 2012.

Diminished access to alternative sources of liquidity could adversely affect our net income, net interest margin and our overall liquidity.

We currently have and historically have had access to a number of alternative sources of liquidity, but given the recent and dramatic downturn in the credit and liquidity markets, there is no assurance that we will be able to continue to obtain such liquidity on terms that are favorable to us, or at all. For example, the cost of out-of-market deposits could exceed the cost of deposits of similar maturity in our local market area, making them unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; and, given recent downturns in the economy, there may not be a viable market for raising equity capital. Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include borrowings from the FHLB and the FRB Atlanta, internet certificates of deposit and certain brokered deposits.  If our access to these sources of liquidity is diminished or only available on unfavorable terms, then our income, net interest margin and our overall liquidity likely would be adversely affected.

SAVB 2011 Form 10-K

Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our financial results.

In general, the amount, type and cost of our funding, including from other financial institutions, the capital markets and deposits, directly impact our costs in operating our business and growing our assets and therefore, can positively or negatively affect our financial results. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, financial results and losses, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources than we do. If these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase the cost of funds.

A promissory note contains financial covenants and a guarantee of the Company.

The Company has a related party promissory note (“Note”) in the amount of $8.6 million as of December 31, 2011. The Note is secured by the unconditional guarantee of the Company and SAVB Holdings’ blanket assignment or pledge of all of its assets and the proceeds thereof to the Note’s holder. The Note contains the following financial covenants: (i) during the term of the Note, the dividends paid out by the Company, on a quarterly basis, shall not exceed 50 percent of the Company’s after tax net income for the preceding quarter; (ii) Savannah and Bryan Bank shall each maintain a “well-capitalized” status as determined by the OCC and the GDBF, respectively; (iii) on the last day of each calendar quarter during the term of the Note, SAVB Holdings shall maintain a loan-to-value ratio of at least 1.00:1.00; and (iv) on the last day of each calendar quarter during the term of the Note, the amount of nonperforming assets of the Company shall not exceed 4.75 percent of the total assets of the Company. The Company’s non-compliance with any of the aforementioned covenants would result in an increase in the interest rate payable pursuant to the Note by 200 basis points in the event of noncompliance with the covenants described in (i), (ii) or (iii) above. The Company’s non-compliance with the covenant described in (iv) above would result in an increase in the interest rate payable pursuant to the Note by 50 basis points. Additionally, the covenants state that if the amount of nonperforming assets of the Company exceeds 5.25 percent of the total assets, then interest rate payable on the Note would increase an additional 200 basis points. At December 31, 2011, the Company’s ratio of nonperforming assets to total assets was 5.60 percent which exceeded both of the limits stated in the Note’s covenants related to the ratio of nonperforming assets to total assets. The interest rate payable on the Note was increased 50 basis points to 8.00 percent for exceeding the limit of 4.75 percent of nonperforming assets to total assets of the Company during the third quarter of 2011. The interest rate payable should have increased an additional 200 basis points to 10.00 percent during the fourth quarter of 2011 for exceeding the limit of 5.25 percent of nonperforming assets to total assets of the Company; however, the Company obtained a waiver from the related party lenders on this covenant and the interest rate payable remained at 8.00 percent as of December 31, 2011. As of December 31, 2011, the Company met all the other covenants contained in the Note.

Operational Risk

Future departures of our key personnel may impair our operations.

We are, and for the foreseeable future will be, dependent on the services of John C. Helmken II, President and Chief Executive Officer of the Company and Chief Executive Officer of Savannah; R. Stephen Stramm, Executive Vice President – Lending of the Company and of Savannah; Michael W. Harden, Jr., Chief Financial Officer of the Company and Savannah; Jerry O’Dell Keith, a Senior Vice President of the Company and President and CEO of Bryan Bank, and Holden T. Hayes, a Senior Vice President of the Company and President of Savannah. Should the services of any of Messrs. Helmken, Stramm, Harden, Keith or Hayes become unavailable, there can be no assurance that a suitable successor could be found who will be willing to be employed upon terms and conditions acceptable to us. A failure to replace any of these individuals promptly, should his services become unavailable, could have a material adverse effect on our results of operations and financial performance. These risks are heightened by the fact that none of these officers has entered into employment agreements with the Company or the Subsidiary Banks.

SAVB 2011 Form 10-K

We may be required to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Currently, both Savannah and Bryan Bank have agreed with their primary regulators to maintain capital levels that are higher than the statutory regulations for a well capitalized bank. Savannah has agreed with the OCC to maintain a Tier 1 capital ratio of 8.00 percent and total risk-based capital ratio of 12.00 percent, which it currently exceeds. Bryan Bank has agreed with the FDIC and GDBF to maintain a Tier 1 capital ratio of 8.00 percent and a total risk-based capital ratio of 10.00 percent, which it currently exceeds.  We do, however, continue to evaluate the need to raise additional capital to support future growth, to support potential loan and nonperforming asset sales, or to enhance our capital in view of possible further deterioration of economic conditions.

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

The Company and the Banks are subject to extensive government regulation and supervision under various state and federal laws, rules and regulations, primarily the rules and regulations of the OCC, FDIC, GDBF, SEC and the FRB. These laws and regulations are designed primarily to protect depositors, borrowers, and the deposit insurance funds of the FDIC. These regulators maintain significant authority to impose requirements on our overall operations, such as limiting certain activities. The financial services industry is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  On December 30, 2009, we prepaid $5.1 million of FDIC insurance premiums.  As of December 31, 2011, $2.2 million of the prepaid deposit insurance premiums remained.  Any future increases by the FDIC in assessments or future required prepayments could have a material adverse effect on our results of operation.

We are subject to regulation, examination and scrutiny by a number of regulatory authorities and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations or financial position and could become subject to additional formal or informal regulatory orders.

The Company, each of the Subsidiary Banks, and each of their affiliated entities, are subject to examination by federal and state banking regulators. Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on the Company and the Subsidiary Banks and their affiliates if they determine, upon conclusion of their examination or otherwise, violations of laws with which the Company or the Subsidiary Banks must comply, or weaknesses or failures with respect to general standards of safety and soundness, including, for example, in respect of any financial concerns that the regulators may identify and desire for us to address. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital levels of the institutions and regardless of prior examination findings. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective actions. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. Any such imposition of regulatory sanctions, including monetary penalties, may have a material impact on our financial condition and results of operations and may cause damage to our reputation and loss of our financial services holding company status. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities, and limit our ability to raise capital.

SAVB 2011 Form 10-K

Savannah is subject to the Agreement with the OCC and, as of March 1, 2012, Bryan Bank is subject to the Order with the FDIC and the GDBF.  Savannah’s Agreement and Bryan Bank’s Order require the Subsidiary Banks to take steps to improve asset quality, credit risk exposure, strategic planning initiatives, capital planning, and liquidity and risk management and subject the Subsidiary Banks to heightened capital requirements.  Currently, both Savannah and Bryan Bank meet or exceed the requirements of the Agreement and the Order, as applicable to the Subsidiary Banks. The Subsidiary Banks could become subject to additional formal or informal regulatory orders, which may impose further requirements on the Subsidiary Banks affecting the business and results of operations of the Subsidiary Banks.

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

Our operations depend upon, among other things, our infrastructure, including equipment and facilities. Extended disruption of vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking or viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of our control could have a material adverse impact on the financial services industry as a whole and on our ability to conduct business. Our disaster recovery and business resumption contingency plans may not work as intended or may not prevent significant interruptions of our operations.

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

SAVB 2011 Form 10-K

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

The FRB, which examines the Company and its non-bank subsidiaries, has a policy stating that a bank holding company is expected to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the source of strength doctrine, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Capital injections may be required at times when the holding company may not have the resources to provide it, and, therefore, may be required to borrow the funds. Loans from a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank.

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

Our ability to engage in routine transactions, including, for example, funding transactions, could be adversely affected by the actions and potential failures of other financial institutions nationally and in our market area. From January 2009 until February 2012, 70 of the 408 bank closings nationally, or approximately 17 percent, have occurred in the State of Georgia. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with a variety of counterparties in the financial services industry. As a result, defaults by, or even rumors or concerns about, one or more financial institutions with which we do business or the financial services industry generally have led and could in the future lead to market-wide liquidity problems, which could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be sold at prices that are sufficient for us to recover the full amount of our exposure. Any such losses could materially and adversely affect our financial condition and results of operations.

As a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations.

Sustained weakness in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse impacts on our business:

•	a decrease in the demand for loans and other products and services offered by us;
•	a decrease in the fair value of nonperforming assets or other assets secured by consumer or commercial real estate;
•	an increase or decrease in the usage of unfunded commitments; or
•	an increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.

SAVB 2011 Form 10-K

Any such increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans.

The impact of emergency measures designed to stabilize the U.S. banking system is unknown.

Since mid-2008, a host of legislation and regulatory actions have been implemented in response to the financial crisis and the recession. Some of the programs are beginning to expire and the impact of the wind-down of these programs on the financial sector, including the Company and our subsidiaries, and on the economic recovery is unknown.  These include:

•	The Troubled Asset Relief Program, established pursuant to the Emergency Economic Stabilization Act, expired on October 3, 2010.
•
Since 2008, the Fed has purchased several trillion dollars of mortgage-related assets in order to support the mortgage lending industry during the financial crisis. At some point in the future, the Fed will begin to reduce its balance sheet as the financial crisis appears to abate, with the result that the supply of mortgage related assets on the market may increase substantially.

•	As part of its response to the financial crisis, the Fed has maintained interest rates at historically low levels. The Fed has indicated that rates will remain low for several years.

In addition, a stall in the economic recovery could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The small to medium-sized businesses we lend to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to us and could materially harm our operating results.

The Subsidiary Banks make loans to professional firms and privately owned businesses that are considered to be small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay our loan. A continued economic downturn and other events that negatively impact our target markets could cause us to incur substantial loan losses that could materially harm our operating results.

The Dodd-Frank Act could increase our regulatory compliance burden and associated costs or otherwise adversely affect our business.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry.

To date, there are a number of provisions of the Dodd-Frank Act that have not taken effect and many important provisions require implementing rules to become effective.  The overall effect of the Dodd-Frank Act on the Company and on the financial services industry as a whole will be clarified as those provisions take effect and the implementing regulations are issued. The Dodd-Frank Act addresses a number of issues including capital requirements, compliance and risk management, debit card overdraft fees, healthcare, incentive compensation, expanded disclosures and corporate governance. The Dodd-Frank Act establishes the CFPB which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. Moreover, states will be permitted to adopt stricter consumer protection laws and can enforce consumer protection rules issued by the CFPB.

SAVB 2011 Form 10-K

While we cannot predict the full impact on the Company and its subsidiaries, the Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, including increasing the costs associated with our regulatory examinations and compliance measures. The changes resulting from the Dodd-Frank Act, as well as the resulting regulations promulgated by federal agencies, may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to comply with new laws and regulations.

Future legislation could impact our business, financial condition and results of operations.

Congress is considering additional proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may significantly change existing banking statutes and regulations, as well as our current operating environment. If enacted, such legislation could increase or decrease the cost of doing business, impose new operational requirements, increase our consumer compliance obligations, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it or any regulations would have on our business, financial condition, or results of operations.

The short- and long-term impact of a new capital framework is uncertain.

The capital requirements applicable to the Company and the Subsidiary Banks are subject to change as a result of the Dodd-Frank Act, the international regulatory capital initiative known as Basel III and any other future government actions.  In December 2010, Basel finalized new regulatory capital standards, known as Basel III. The standards, which mandate a higher minimum level of common equity to be held by financial institutions along with a capital conservation buffer to withstand future periods of stress, are subject to individual adoption by member nations, including the U.S.  It is anticipated that U.S. regulators will adopt new regulatory capital requirements similar to those proposed by Basel to be phased-in for U.S. financial institutions beginning in 2013. Furthermore, it is widely anticipated that the capital requirements for most bank and bank holding companies, as well as for most insured depository institutions, will increase, although the nature and amounts of the increase have not yet been specified.  Complying with any higher capital requirements mandated by the Dodd-Frank Act and new capital standards brought about by Basel III implementation may have an adverse affect on our business, results of operations and financial condition.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

SAVB 2011 Form 10-K

Common Stock Marketability Risk

Our authorized preferred stock exposes holders of our common stock to certain risks.

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock, par value $1.00 per share. The authorized but unissued preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock may be issued by us, at the direction of our Board, from time to time on any number of occasions, without shareholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board stating (i) the dividend rate or the amount of dividends to be paid thereon, whether dividends shall be cumulative and, if so, from which date(s), the payment date(s) for dividends, and the participating or other special rights, if any, with respect to dividends; (ii) the voting powers, full or limited, if any, of shares of such series; (iii) whether the shares of such series shall be redeemable and, if so, the price(s) at which, and the terms and conditions on which, such shares may be redeemed; (iv) the amount(s) payable upon the shares of such series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company; (v) whether the shares of such series shall be entitled to the benefit of a sinking or retirement fund to be applied to the purchase or redemption of such shares, and if so entitled, the amount of such fund and the manner of its application, including the price or prices at which such shares may be redeemed or purchased through the application of such funds; (vi) whether the shares of such series shall be convertible into, or exchangeable for, shares of any other class or classes of stock of the Company, and, if so, the conversion price(s), or the rate(s) of exchange, and the adjustments thereof, if any, at which such conversion or exchange may be made, and any other terms and conditions of such conversion and exchange; (vii) the price or other consideration for which the shares of such series shall be issued; (viii) whether the shares of such series which are redeemed or converted shall have the status of authorized but unissued shares of serial preferred stock and whether such shares may be reissued as shares of the same or any other series of serial preferred stock; and (ix) whether the shares of such series shall be entitled to other rights, preferences and privileges. Such preferred stock may provide our Board the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our common stock could be depressed to some extent by the existence of the preferred stock. In addition, if the perferred stock is convertible into the Company's common stock, such conversion may dilute the percentage ownership of existing shareholders of the Company's common stock. Moreover, any preferred stock that is issued will rank ahead of our common stock, in terms of dividends, priority and liquidation preferences and may have greater voting rights than the Company’s common stock.  No shares of preferred stock have been issued as of December 31, 2011.

Our directors and executive officers own a significant portion of our common stock.

As of December 31, 2011, our directors and executive officers, collectively, beneficially owned approximately 16 percent of our outstanding common stock.  As a result of their ownership, the directors and executive officers, as a group, have the ability to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors and the approval of mergers and other significant corporate transactions, even if their interests conflict with those of other shareholders, which could adversely affect the market price of our common stock.

The OCC, FDIC, GDBF, FRB or other entities may impose dividend payment and other restrictions on the Subsidiary Banks and the Company which would impact our ability to pay dividends to shareholders.

The OCC, FDIC and the GDBF are the primary regulatory agencies that examine the Subsidiary Banks. The FRB is the regulatory agency that examines the Company. Under certain circumstances, including any determination that the activities of a holding company, a bank or their subsidiaries constitute unsafe and unsound banking practices, the regulators have the authority, by statute, to restrict the holding company’s ability to pay dividends to its shareholders as well as the subsidiary bank’s ability to transfer assets, make shareholder distributions, and redeem preferred securities or pay dividends to the parent company. Although the Company is not presently subject to any direct regulatory restrictions on dividends (other than those of Georgia corporate law), the Company has agreed with the FRB Atlanta to obtain approval prior to paying or declaring any dividends to shareholders.  Further, as more fully discussed in the section titled Narrative Description of Business; Federal and State Laws and Regulation of Banks and Bank Holding Companies; Other Statutes and Regulations of Item 1 above, Savannah and Bryan Bank have agreed with their primary banking regulators to obtain approval prior to paying or declaring any dividends to the Company. In addition, as noted previously, one of our loan agreements contains a covenant that restricts quarterly dividends to 50 percent of quarterly net income.

SAVB 2011 Form 10-K

Certain provisions in our Articles of Incorporation and Bylaws may deter potential acquirers and may depress our stock price.

Our Articles of Incorporation and Bylaws divide our Board into three classes, as nearly equal as possible, with staggered three-year terms. Business combinations, such as sales or mergers involving us, require the approval of a majority of shareholders as well as the recommendation for such business combination by at least two-thirds of the continuing directors, or in the alternative, unanimously recommended by the continuing directors, provided that the continuing directors constitute at least three members of the Board at the time of such approval. Shareholders may remove directors with or without cause upon the affirmative vote of the holders of at least 75 percent of the outstanding voting shares of the Company and the affirmative vote of the holders of at least 75 percent of the outstanding voting shares of the Company other than those of which an interested shareholder is the beneficial owner. These provisions could make it more difficult for a third party to acquire control of the Company. In addition, the above provisions may be altered only pursuant to specified shareholder action. With several specific exceptions, our Articles of Incorporation and Bylaws are silent with respect to the amendment of our Articles of Incorporation, and thus, the Georgia Business Corporations Code (“GBCC”) dictates the requirements for making such an amendment. The GBCC generally provides that, other than in the case of certain routine amendments (such as changing the corporate name) and other amendments, which the GBCC specifically allows without shareholder action, the corporation’s board of directors must recommend any amendment of the Articles of Incorporation to the shareholders (unless the board elects to make no such recommendation because of a conflict of interest or other special circumstances and the board communicates the reasons for its election to the shareholders) and the affirmative vote of a majority of the votes entitled to be cast on the amendment by each voting group entitled to vote on the amendment (unless the GBCC, the articles of incorporation, or the board of directors require a greater percentage of votes) is required to amend our Articles of Incorporation.

Our Articles of Incorporation provide that the provisions regarding the approval required for certain business combinations may only be changed by the affirmative vote of at least 75 percent of the outstanding voting shares of the Company and the affirmative vote of the holders of at least 75 percent of the outstanding shares of the Company other than those of which an interested shareholder is the beneficial owner.

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

Our Bylaws generally provide that the Bylaws may be altered or amended by our shareholders at any annual meeting or special meeting of the shareholders or by our Board at any regular or special meeting of the Company’s Board.

The existence of the above provisions could result in our being less attractive to a potential acquirer, or result in our shareholders receiving less for their shares of common voting stock than otherwise might be available if there were a takeover attempt.

We have certain obligations and the general ability to issue additional shares of our common stock in the future, which future issuances may depress the price of our common stock.

We have various obligations to issue additional shares of common stock in the future. These obligations include non-qualified and incentive stock options as detailed in Note 15 on page F-29 to the Consolidated Financial Statements in the 2011 Annual Report.

The options permit the holders to purchase shares of our common stock at specified prices. These purchase prices may be less than the then current market price of our common stock. Any shares of our common stock issued pursuant to these options would dilute the percentage ownership of existing shareholders. The terms on which we could obtain additional capital during the life of these options may be adversely affected because of such potential dilution.  In addition, we may issue additional shares in the future. There are no preemptive rights in connection with our common stock. The percentage ownership of existing shareholders may be diluted if we issue additional shares in the future.

SAVB 2011 Form 10-K

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

Our common stock is quoted and traded on the NASDAQ Global Market in the United States under the symbol “SAVB”. The trading volume in our common stock has been relatively low when compared with larger companies quoted on the NASDAQ Global Market or listed on the other stock exchanges. We cannot say with any certainty that a more active and liquid trading market for our common stock will develop. Because of this, it may be more difficult for you to sell a substantial number of shares for the same price at which you could sell a smaller number of shares.

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We, therefore, can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the market price of our common stock to decline or impair our future ability to raise capital through sales of our common stock. As of December 31, 2011, there were 7,199,136 shares of common stock outstanding. The price of our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

•	The depth and liquidity of the markets for our common stock;
•	Investor perception of us and the industry in which we participate;
•	General economic and market conditions;
•	Responses to quarter-to-quarter variations in operating results;
•	Earnings relative to securities analysts’ estimates;
•	Changes in financial estimates by securities analysts;
•	Conditions, trends or announcements in the banking industry;
•	Announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;
•	Additions or departures of key personnel;
•	Accounting pronouncements or changes in accounting rules that affect our financial statements; and
•	Other factors and events beyond our control.

The market price of our common stock could experience significant fluctuations unrelated to our operating performance. As a result, an investor (due to personal circumstances) may be required to sell their shares of our common stock at a time when our stock price is depressed due to random fluctuations, possibly based on factors beyond our control.

SAVB 2011 Form 10-K

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

A holder with as little as a 5 percent interest in the Company could, under certain circumstances, be subject to certain restrictions, including regulation as a “bank holding company.”

Any entity (including a group of investors acting in concert) owning 25 percent or more of our outstanding common stock, or 5 percent or more if such holder otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the BHCA. In addition, (i) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the FRB under the BHCA to acquire or retain 5 percent or more of our outstanding common stock and (ii) any person other than a bank holding company may be required to obtain regulatory approval under the Change in Bank Control Act of 1978, as amended, to acquire or retain 10 percent or more of our outstanding common stock. Becoming a bank holding company imposes certain statutory and regulatory restrictions and burdens, and might require the holder to divest all or a portion of the holder’s investment in our common stock. In addition, because a bank holding company is required to provide managerial and financial strength for its bank subsidiary, such a holder may be required to divest investments that may be deemed incompatible with bank holding company status, such as a material investment in a company engaged in activities unrelated to banking. Further, subject to an FDIC policy statement published in August 2009 (and clarified in January and April 2010), under certain circumstances, holders of 5 percent or more of our securities could be subject to certain restrictions, such as an inability to sell or trade their securities for a period of three years, among others, in order for us to participate in an FDIC-assisted transaction of a failed bank. An entity (or group of investors) that owns or controls 10 percent or more of our common securities but less than 25 percent and that seeks to avoid designation as a bank holding company will be required to enter into passivity commitments with the FRB that prevent the entity from exercising control. The FRB also may require passivity commitments from an entity that owns or controls 5 percent or more of any class of our voting securities.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

See Note 6 and Note 17 of Notes to Consolidated Financial Statements on pages F-24 and F-31, respectively, of the Registrant’s 2011 Annual Report, which is specifically incorporated herein by reference.

Savannah’s main office is located at 25 Bull Street, Savannah, Georgia, on the ground floor of a seven story office building located on Johnson Square in downtown Savannah. The building also serves as the headquarters for the Company. Savannah has leased space at this location since 1990. The Company signed a new lease as of February 1, 2010 increasing the total square footage rented in the building to approximately 21,000 square feet, which is 51 percent of the building. Minis and the Trust Department of Savannah moved into the building from other leased space in 2010. The Company is responsible for its pro rata share of operating cost increases in utilities, janitorial services, property taxes and insurance. In September 2005, SAVB Properties LLC, a subsidiary of the Company, acquired a 50 percent interest in Johnson Square Associates, LLP, which owns the 25 Bull Street property.

In 1989, Bryan Bank constructed its 8,500 square foot, two-story main office in Richmond Hill, Georgia, on land owned by Bryan Bank. The building has a walk-up ATM, a drive-up ATM and 4 drive-through lanes.

SAVB 2011 Form 10-K

Savannah leases approximately 6,500 square feet on the first floor of a two-story building located at 400 Mall Boulevard, Savannah, Georgia. This space is used for a branch location and the mortgage and construction lending departments. The building is near the intersection of Mall Boulevard and Hodgson Memorial Drive, a location that is convenient to a significant concentration of commercial, service, and retail entities. The lease rate increases with the Consumer Price Index. The initial lease term was for five years and ended March 31, 1997. Savannah committed to exercise the fourth five-year lease option effective March 31, 2012 for the space used for the branch location, however, it did not renew the lease for approximately 2,300 square feet where the mortgage and construction lending departments were located. Savannah is also responsible for its pro rata share of increases in the cost of ad valorem taxes, insurance and maintenance of common areas. Savannah renovated the space, constructed a vault, and added a five lane drive-through teller facility adjacent to the building.

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

On February 24, 2006, Harbourside entered into a lease agreement, effective March 1, 2006, for approximately 17,400 square feet of office space at 852 William Hilton Parkway on Hilton Head Island.  During 2009, the Company purchased the building from the landlord. The branch is now a branch of Savannah.  Savannah consolidated its operations to the first floor and has fully leased out the second floor.

On August 1, 2006, Savannah entered into a lease agreement for approximately 1,200 square feet of banking office space in The Village, a shopping center on Skidaway Island. The initial term of the lease is for five years and includes two five-year renewal options. Savannah committed to exercise the first five-year lease option in August 2011. The rent adjusts annually by an amount that approximates the increase in the Consumer Price Index. Savannah is also responsible for its pro rata share of increases in the cost of ad valorem taxes, insurance and maintenance of common areas.

On January 31, 2007, Harbourside entered into a lease agreement, effective October 1, 2007, for approximately 4,500 square feet of office space on Bluffton Parkway in Bluffton, South Carolina. The lease is on a new building for a 10-year initial lease term with three five-year renewal options. After three years, the rent adjusted three percent. The branch is now a branch of Savannah. Savannah, as the tenant, is responsible for all taxes, insurance and maintenance.

In 2008, Bryan Bank acquired a lot for a future branch site in a commercial development on Highway 144 in Richmond Hill.

In August 2008, Bryan Bank opened its second office in Richmond Hill at 3700 Highway 17, about one-half mile from I-95. The new branch is 3,000 square feet. The Company also relocated its regional banking operations center from previously leased space in Savannah to the new facility. The imaged item processing, statement rendering, information technology, loan operations, deposit operations and branch operations support functions are located at this center. The operations center occupies the remainder of the 11,500 square foot facility.

In September 2008, Savannah purchased a commercial lot in Pooler, Georgia as a potential branch location. Savannah leases a separate location in Pooler for a drive-up ATM.

SAVB 2011 Form 10-K

On June 25, 2010, Savannah assumed a lease for an approximately 2,000 square foot branch located at 802 First Street, Tybee Island, Georgia through an agreement with the FDIC. This lease ran through September 2011 and has two 5 year renewal terms. Savannah is currently renting from month to month and has not exercised the first five year renewal term. The rent adjusts annually by an amount that approximates the increase in the Consumer Price Index.

Item 3. Legal Proceedings

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings incidental to the business of the Company or the Subsidiary Banks.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Incorporated herein by reference to sections entitled “Table 4 - Market for Registrant’s Common Equity and Related Shareholder Matters” on page F-40 of the Financial Statement Section of the 2011 Annual Report.

Item 6. Selected Financial Data

Incorporated herein by reference to sections entitled “Table 1– Selected Financial Condition Highlights – Five-Year Comparison,” “Table 2 – Selected Operating Highlights – Five-Year Comparison,” “Table 3 – Selected Quarterly Data,” “Table 5 – Allowance for Loan Losses and Nonperforming Assets,” “Table 7 – Average Balance Sheet and Rate/Volume Analysis-2011 and 2010” and “Table 8 – Average Balance Sheet and Rate/Volume Analysis-2010 and 2009” in the Registrant’s MD&A on pages F-38 through F-56 of the Financial Statement Section of the 2011 Annual Report.  Additional selected financial data is included on pages 25 and 26 of this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A on pages F-38 through F-56 of the Financial Statement Section of the 2011 Annual Report are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Incorporated herein by reference to the sections entitled “Liquidity and Interest Rate Sensitivity Management” and “Table 6 – Cash Flow/Maturity Gap and Repricing Data” in the Registrant’s MD&A on pages F-50 to F-52 and F-54 of the Financial Statement Section of the 2011 Annual Report.

SAVB 2011 Form 10-K

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

Management’s Report on Internal Control over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected in a timely manner. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to the sections entitled “Election of Directors,” “Information about the Board of Directors and Certain Committees” and “Executive Compensation and Benefits” in the Proxy Statement.  All transactions required pursuant to the insider trading regulations were filed on either Form 4 or Form 5 of the SEC. The required Code of Ethics disclosures are also incorporated by reference to the section entitled “Code of Business Conduct and Ethics” in the Proxy Statement.

SAVB 2011 Form 10-K

Item 11. Executive Compensation

Incorporated herein by reference to the sections entitled “Information about the Board of Directors and Certain Committees” under the caption “Compensation Committee” and “Executive Compensation and Benefits” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to the sections entitled “Election of Directors” and “Ownership of Equity Securities” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference, the information contained in Note 5, Note 11 and Note 17 to the Consolidated Financial Statements and under the caption “Certain Transactions” and “Information about the Board of Directors and Certain Committees” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to the information under the caption entitled “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial statements

Incorporated herein by reference to the financial statements, together with the applicable report of independent accountants, are included on pages F-2 through F-37 of the Financial Statement Section of the 2011 Annual Report. The index for the financial statements is as follows:

SAVB 2011 Form 10-K

Financial Statement	Page

(i) Report of Independent Registered Public Accounting Firm	F-2

(ii) Consolidated Balance Sheets
December 31, 2011 and 2010	F-3

(iii) Consolidated Statements of Operations for the Years
Ended December 31, 2011, 2010 and 2009	F-4

(iv) Consolidated Statements of Other Comprehensive Income (Loss)
for the Years Ended December 31, 2011, 2010 and 2009	F-5

(v) Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended December 31, 2011, 2010 and 2009	F-6

(vi) Consolidated Statements of Cash Flows for the Years
Ended December 31, 2011, 2010 and 2009	F-7

(vii) Notes to Consolidated Financial Statements	F-8 to F-37

2.	Required financial statement schedules

Other schedules and exhibits are not required information or are inapplicable and, therefore, have been omitted.

3.	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SAVB 2011 Form 10-K

Index to Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 33-33405) as filed with the SEC on February 8, 1990)
3.2
By-laws as amended and restated July 20, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 133-128724) as filed with the SEC on September 30, 2005)

10.1	Form of Organizers’ Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 33-33405) as filed with the SEC on February 8, 1990)
10.2	The Savannah Bancorp, Inc. Incentive Stock Option Plan approved by shareholders on April 18, 1995 *
10.3	Amendment to The Savannah Bancorp, Inc. Incentive Stock Option Plan approved by shareholders on April 16, 1996 *
10.4
Change in Control Agreement for R. Stephen Stramm (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC on March 30, 1998) *

10.5
The Savannah Bancorp, Inc. 2005 Omnibus Stock Ownership and Long Term Incentive Plan approved by shareholders on April 21, 2005 (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement on Form 14A, as filed with the SEC on March 25, 2005) *

10.6
Change in Control Agreement for Jerry O’Dell Keith (incorporated by reference to Exhibit 10.10 of the Company’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 15, 2011)*

10.7
Change in Control Agreement for John C. Helmken II (incorporated by reference to Exhibit 10.11 of the Company’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 15, 2011) *

10.8	The Savannah Bank, N.A. Formal Agreement
10.9	Bryan Bank & Trust Consent Order
11	Computation of Earnings per Share (incorporated by reference to Note 1 to the consolidated financial statements in the 2011 Annual Report)
13	2011 Annual Report to Shareholders
21	Subsidiaries of Registrant
23.1	Consent of Mauldin & Jenkins, LLC, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s 2011 Annual Report for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Other Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements **

*	Indicates management contracts and compensatory plans and arrangements.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SAVB 2011 Form 10-K

Signature Page

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 28 - 29, 2012 by the undersigned, thereunto duly authorized.

THE SAVANNAH BANCORP, INC.

/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Directors:

/s/ J. Wiley Ellis J. Wiley Ellis Chairman of the Board	/s/ Berryman W. Edwards Berryman W. Edwards	/s/ J. Toby Roberts, Sr. J. Toby Roberts, Sr.

____________________________ Robert H. Demere, Jr. Vice Chairman	/s/ L. Carlton Gill L. Carlton Gill	/s/ James W. Royal, Sr. James W. Royal, Sr.

/s/ Francis A. Brown Francis A. Brown	/s/ John C. Helmken II John C. Helmken II

/s/ Russell W. Carpenter Russell W. Carpenter	____________________________ Aaron M. Levy

/s/ Clifford H. Dales Clifford H. Dales	/s/ J. Curtis Lewis III J. Curtis Lewis III

/s/ M. Lane Morrison M. Lane Morrison	/s/ Jerry O'Dell Keith Jerry O’Dell Keith

SAVB 2011 Form 10-K