Form 10-Q
period 2012-03-31
SAVANNAH BANCORP INC
filed 2012-05-15
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

                  (Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,199,237 common shares, $1.00 par value, at April 30, 2012.

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
March 31, 2012

Page

Cover Page	1

Form 10-Q Index	2

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2012 and 2011 and December 31, 2011	3

Consolidated Statements of Operations
for the Three Months Ended March 31, 2012 and 2011	4

Consolidated Statements of Other Comprehensive Income (Loss)
for the Three Months Ended March 31, 2012 and 2011	5

Consolidated Statements of Changes in Shareholders’ Equity
for the Three Months Ended March 31, 2012 and 2011	6

Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2012 and 2011	7

Condensed Notes to Consolidated Financial Statements	8-18

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	19-32

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	32

Part II – Other Information
Item 6. Exhibits	32

Signatures	33

Part I – Financial Information

Item 1.  Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	March 31,	December 31,	March 31,
	2012	2011	2011
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 13,899	$ 13,225	$ 14,074
Federal funds sold	160	535	155
Interest-bearing deposits in banks	85,661	81,717	41,679
Cash and cash equivalents	99,720	95,477	55,908
Securities available for sale, at fair value (amortized
cost of $82,514, $81,764 and $121,310)	84,683	83,653	122,323
Loans, net of allowance for loan losses of $22,396,
$21,917 and $22,363	721,272	737,761	796,789
Premises and equipment, net	14,252	14,286	14,830
Other real estate owned	17,589	20,332	14,014
Bank-owned life insurance	6,560	6,510	6,358
Goodwill and other intangible assets, net	3,506	3,562	3,730
Other assets	23,950	23,654	24,619
Total assets	$ 971,532	$ 985,235	$ 1,038,571

Liabilities
Deposits:
Noninterest-bearing	$ 117,402	$ 106,939	$ 92,972
Interest-bearing demand	145,567	147,716	141,255
Savings	22,034	20,062	20,963
Money market	251,238	255,285	279,865
Time deposits	297,356	316,927	363,116
Total deposits	833,597	846,929	898,171
Short-term borrowings	15,997	14,384	14,583
Other borrowings	7,875	8,581	10,136
Federal Home Loan Bank advances	16,652	16,653	15,657
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	3,823	4,248	3,844
Total liabilities	888,254	901,105	952,701

Shareholders' equity
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Common stock, par value $1 per share: shares
authorized 20,000,000; issued 7,201,346	7,201	7,201	7,201
Additional paid-in capital	48,661	48,656	48,641
Retained earnings	26,072	27,103	29,401
Treasury stock, at cost, 2,109, 2,210 and 2,210 shares	(1)	(1)	(1)
Accumulated other comprehensive income, net	1,345	1,171	628
Total shareholders' equity	83,278	84,130	85,870
Total liabilities and shareholders' equity	$ 971,532	$ 985,235	$ 1,038,571

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Interest and dividend income
Loans, including fees	$ 9,842	$ 10,697
Investment securities:
Taxable	455	787
Tax-exempt	60	70
Dividends	22	18
Deposits with banks	48	32
Federal funds sold	1	1
Total interest and dividend income	10,428	11,605
Interest expense
Deposits	1,511	2,383
Short-term and other borrowings	181	215
Federal Home Loan Bank advances	84	89
Subordinated debt	82	74
Total interest expense	1,858	2,761
Net interest income	8,570	8,844
Provision for loan losses	4,740	4,360
Net interest income after
provision for loan losses	3,830	4,484
Noninterest income
Trust and asset management fees	657	662
Service charges on deposit accounts	350	370
Mortgage related income, net	61	14
Gain on sale of securities	-	218
Other operating income	450	361
Total noninterest income	1,518	1,625
Noninterest expense
Salaries and employee benefits	2,983	2,906
Occupancy and equipment	863	883
Information technology	476	402
FDIC deposit insurance	336	480
Loan collection and OREO costs	284	225
Amortization of intangibles	56	56
Loss on sale and write-downs of foreclosed assets	1,305	233
Other operating expense	886	928
Total noninterest expense	7,189	6,113
Loss before income taxes	(1,841)	(4)
Income tax benefit	(810)	(130)
Net income (loss)	$ (1,031)	$ 126
Net income (loss) per share:
Basic	$ (0.14)	$ 0.02
Diluted	$ (0.14)	$ 0.02

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Other Comprehensive Income (Loss)
($ in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net income (loss)	$ (1,031)	$ 126
Other comprehensive income (loss):
Change in unrealized holding gains on securities available
for sale arising during the period, net of tax of $106 and $42	174	69
Reclassification adjustment for net gains on securities
available for sale included in net income (loss),
net of tax of $0 and $83	-	(135)
Other comprehensive income (loss)	$ (857)	$ 60

The accompanying notes are an integral part of these consolidated financial statements

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
 ($ in thousands, except share data)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Common shares issued
Shares, beginning of period	7,201,346	7,201,346
Common stock issued	-	-
Shares, end of period	7,201,346	7,201,346
Treasury shares owned
Shares, beginning of period	2,210	2,483
Treasury stock issued	(101)	(273)
Shares, end of period	2,109	2,210
Common stock
Balance, beginning of period	$ 7,201	$ 7,201
Common stock issued	-	-
Balance, end of period	7,201	7,201
Additional paid-in capital
Balance, beginning of period	48,656	48,634
Stock-based compensation, net	5	7
Balance, end of period	48,661	48,641
Retained earnings
Balance, beginning of period	27,103	29,275
Net income (loss)	(1,031)	126
Balance, end of period	26,072	29,401
Treasury stock
Balance, beginning of period	(1)	(1)
Treasury stock issued	-	-
Balance, end of period	(1)	(1)
Accumulated other comprehensive income, net
Balance, beginning of period	1,171	694
Change in unrealized gains/losses on securities
available for sale, net of reclassification adjustment	174	(66)
Balance, end of period	1,345	628
Total shareholders' equity	$ 83,278	$ 85,870

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 ($ in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Operating activities
Net income (loss)	$ (1,031)	$ 126
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Provision for loan losses	4,740	4,360
Net amortization of securities	206	359
Depreciation and amortization	319	321
Accretion of gain on termination of derivatives	-	(1)
Non cash stock-based compensation expense	5	7
Increase in deferred income taxes, net	(492)	(783)
Gain on sale of securities, net	-	(218)
Loss on sale and write-downs of foreclosed assets	1,305	233
Increase in CSV of bank-owned life insurance policies	(50)	(49)
Decrease in prepaid FDIC deposit insurance assessment	242	541
(Increase) decrease in income taxes receivable	(424)	533
Change in other assets and other liabilities, net	(153)	503
Net cash provided by operating activities	4,667	5,932
Investing activities
Activity in available for sale securities:
Purchases	(5,128)	(1,943)
Sales	-	10,947
Maturities and principal collections	4,172	6,525
Loan originations and principal collections, net	10,503	3,186
Proceeds from sale of foreclosed assets	2,684	831
Additions to premises and equipment	(229)	(39)
Net cash provided by investing activities	12,002	19,507
Financing activities
Net increase (decrease) in noninterest-bearing deposits	10,463	(2,753)
Net decrease in interest-bearing deposits	(23,795)	(22,821)
Net increase (decrease) in short-term borrowings	1,613	(492)
Net decrease in other borrowings	(706)	(400)
Net decrease in FHLB advances	(1)	(2,001)
Net cash used in financing activities	(12,426)	(28,467)
Increase (decrease) in cash and cash equivalents	4,243	(3,028)
Cash and cash equivalents, beginning of period	95,477	58,936
Cash and cash equivalents, end of period	$ 99,720	$ 55,908

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The Savannah Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011.  Certain prior period balances and formats have been reclassified to conform to the current period presentation.

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

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) amends the Fair Value Measurement topic of the Accounting Standards Codification by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments were effective for the Company beginning January 1, 2012.  The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position, results of operations or cash flows.  See Note 6 for the required disclosures.

ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment” (“ASU 2011-08”), amends Topic 350 to permit entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

ASU No. 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) amends Topic 210 to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

Note 2 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Savannah Bank, N.A. and Bryan Bank & Trust (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances.  Cash reserves of $643,000, $571,000 and $544,000 are required as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.  At times, the Company pledges interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in addition to investment securities to secure public fund deposits and securities sold under repurchase agreements.  The Company did not have any cash pledged at the FHLB at March 31, 2012, December 31, 2011 or March 31, 2011.

Note 3 - Earnings (Loss) Per Share

Basic earnings (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential dilutive common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  For the three month periods ended March 31, 2012 and 2011 the Company did not have any dilutive shares.

Earnings (loss) per common share have been computed based on the following:

	For the
	Three Months Ended
	March 31,
(Amounts in thousands)	2012	2011
Average number of common shares outstanding - basic	7,199	7,199
Effect of dilutive options	-	-
Average number of common shares outstanding - diluted	7,199	7,199

Stock option shares in the amount of 149,968 and 171,582 at March 31, 2012 and 2011, respectively, were excluded from the diluted earnings per share calculation due to their anti-dilutive effect.

Note 4 - Securities Available for Sale

The aggregate amortized cost and fair value of securities available for sale are as follows:

	March 31, 2012
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises (“GSE”)	$ 1,323	$ 15	$ -	$ 1,338
Mortgage-backed securities – GSE	65,574	1,808	(21)	67,361
State and municipal securities	12,079	381	(14)	12,446
Restricted equity securities	3,538	-	-	3,538
Total investment securities	$ 82,514	$ 2,204	$ (35)	$ 84,683

	December 31, 2011
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises	$ 1,433	$ 13	$ -	$ 1,446
Mortgage-backed securities – GSE	66,464	1,583	(35)	68,012
State and municipal securities	10,329	339	(11)	10,657
Restricted equity securities	3,538	-	-	3,538
Total investment securities	$ 81,764	$ 1,935	$ (46)	$ 83,653

Note 4 - Securities Available for Sale (continued)

The distribution of securities by contractual maturity at March 31, 2012 is shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$ 502	$ 510
Due after one year through five years	2,101	2,132
Due after five years through ten years	5,485	5,760
Due after ten years	5,314	5,382
Mortgage-backed securities - GSE	65,574	67,361
Restricted equity securities	3,538	3,538
Total investment securities	$ 82,514	$ 84,683

The restricted equity securities consist solely of FHLB and Federal Reserve Bank of Atlanta stock.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.  Available for sale securities that have been in a continuous unrealized loss position are as follows:

March 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities - GSE	$ 5,904	$ (21)	$ -	$ -	$ 5,904	$ (21)
State and municipal securities	2,124	(14)	-	-	2,124	(14)
Total temporarily impaired securities	$ 8,028	$ (35)	$ -	$ -	$ 8,028	$ (35)

December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities - GSE	$ 5,585	$ (35)	$ -	$ -	$ 5,585	$ (35)
State and municipal securities	800	(11)	-	-	800	(11)
Total temporarily impaired securities	$ 6,385	$ (46)	$ -	$ -	$ 6,385	$ (46)

The unrealized losses at March 31, 2012 on the Company’s investment in GSE mortgage-backed securities were caused by interest rate increases.  The Company purchased those investments at a premium relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments.  The Company also has two municipal securities with unrealized losses for less than twelve months.  Management has reviewed these two bonds and believes that the decrease in value is due to interest rate fluctuations and not credit quality.  One of the municipal bonds is rated AA+ and the other bond is not rated.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Note 5 - Loans

The composition of the loan portfolio at March 31, 2012 and December 31, 2011 is presented below:

($ in thousands)	March 31, 2012	Percent of Total	December 31, 2011	Percent of Total
Commercial real estate
Construction and development	$ 21,013	2.8%	$ 22,675	3.0%
Owner-occupied	112,981	15.2	110,900	14.6
Non owner-occupied	219,149	29.5	221,128	29.1
Residential real estate – mortgage	309,446	41.6	324,365	42.7
Commercial	69,626	9.4	68,304	9.0
Installment and other consumer	11,453	1.5	12,306	1.6
Gross loans	743,668	100.0%	759,678	100.0%
Allowance for loan losses	(22,396)		(21,917)
Net loans	$ 721,272		$ 737,761

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

The following table details the change in the allowance for loan losses from December 31, 2011 to March 31, 2012 on the basis of the Company’s impairment methodology by loan segment:

($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$ 6,162	$ 14,195	$ 1,271	$ 193	$ 96	$ 21,917
Charge-offs	(409)	(3,769)	(205)	(68)	-	(4,451)
Recoveries	17	146	19	8	-	190
Provision	1,627	2,995	119	92	(93)	4,740
Ending balance	$ 7,397	$ 13,567	$ 1,204	$ 225	$ 3	$ 22,396
Ending balance: individually evaluated for impairment	$ 1,164	$ 3,979	$ 155	$ -	$ -	$ 5,298
Ending balance: collectively evaluated for impairment	$ 6,233	$ 9,588	$ 1,049	$ 225	$ 3	$ 17,098
Loans
Ending balance	$ 353,143	$ 309,446	$ 69,626	$ 11,453	$ -	$ 743,668
Ending balance: individually evaluated for impairment	$ 7,239	$ 22,781	$ 285	$ -	$ -	$ 30,305
Ending balance: collectively evaluated for impairment	$ 345,904	$ 286,665	$ 69,341	$ 11,453	$ -	$ 713,363

Note 5 - Loans (continued)

The following table details the allowance for loan losses at December 31, 2011 on the basis of the Company’s impairment methodology by loan segment:

December 31, 2011
($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Ending balance	$ 6,162	$ 14,195	$ 1,271	$ 193	$ 96	$ 21,917
Ending balance: individually evaluated for impairment	$ 1,108	$ 5,813	$ 145	$ -	$ -	$ 7,066
Ending balance: collectively evaluated for impairment	$ 5,054	$ 8,382	$ 1,126	$ 193	$ 96	$ 14,851
Loans
Ending balance	$ 354,703	$ 324,365	$ 68,304	$ 12,306	$ -	$ 759,678
Ending balance: individually evaluated for impairment	$ 10,936	$ 24,941	$ 522	$ -	$ -	$ 36,399
Ending balance: collectively evaluated for impairment	$ 343,767	$ 299,424	$ 67,782	$ 12,306	$ -	$ 723,279

The following table details the change in the allowance for loan losses from December 31, 2010 to March 31, 2011 by loan segment:

($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$ 4,722	$ 13,582	$ 1,528	$ 518	$ -	$ 20,350
Charge-offs	(878)	(1,173)	(301)	(17)	-	(2,369)
Recoveries	-	13	5	4	-	22
Provision	2,003	1,911	155	(275)	566	4,360
Ending balance	$ 5,847	$ 14,333	$ 1,387	$ 230	$ 566	$ 22,363

A loan is considered impaired, in accordance with the impairment accounting guidance, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual term of the loan.  Impaired loans include loans modified in troubled debt restructurings (“TDRs”) where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Note 5 - Loans (continued)

The following is a summary of information pertaining to impaired loans as of and for the period ended March 31, 2012:

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance
Commercial real estate
Construction and development	$ -	$ -	$ -
Owner-occupied	1,200	1,360	-
Non owner-occupied	1,438	1,811	-
Residential real estate - mortgage	15,762	26,136	-
Commercial	-	16	-
Total impaired loans without a valuation allowance	18,400	29,323	-
Impaired loans with a valuation allowance
Commercial real estate
Construction and development	1,736	2,736	751
Owner-occupied	3,252	3,255	257
Non owner-occupied	3,099	3,149	481
Residential real estate - mortgage	15,694	16,014	4,779
Commercial	432	446	172
Installment and other consumer	96	99	13
Total impaired loans with a valuation allowance	24,309	25,699	6,453
Total impaired loans	$ 42,709	$ 55,022	$ 6,453
Average investment in impaired loans for the quarter	$ 47,210
Income recognized on impaired loans for the quarter	$ 149

The following is a summary of information pertaining to impaired loans as of and for the year ended December 31, 2011:

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance
Commercial real estate
Construction and development	$ -	$ -	$ -
Owner-occupied	710	758	-
Non owner-occupied	5,998	6,507	-
Residential real estate - mortgage	12,940	19,556	-
Commercial	294	351	-
Total impaired loans without a valuation allowance	19,492	27,172	-
Impaired loans with a valuation allowance
Commercial real estate
Construction and development	2,325	3,325	751
Owner-occupied	2,946	3,034	425
Non owner-occupied	3,239	3,742	481
Residential real estate - mortgage	22,889	24,958	6,776
Commercial	721	778	215
Installment and other consumer	99	103	13
Total impaired loans with a valuation allowance	32,219	35,940	8,661
Total impaired loans	$ 51,711	$ 63,112	$ 8,661
Average investment in impaired loans for the year	$ 55,324
Income recognized on impaired loans for the year	$ 818

Note 5 - Loans (continued)

For the quarter ended March 31, 2011, the Company had an average investment of $52,935,000 in impaired loans and recognized interest income of $166,000 on impaired loans.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 by class of loans:

($ in thousands)	30-59 days past due	60-89 days past due	Accruing greater than 90 days past due	Nonaccrual	Total past due and nonaccrual
Commercial real estate
Construction and development	$ -	$ -	$ -	$ 1,736	$ 1,736
Owner-occupied	200	1	-	2,192	2,393
Non owner-occupied	-	1,117	-	3,566	4,683
Residential real estate - mortgage	2,632	446	1,875	22,825	27,778
Commercial	138	4	-	395	537
Installment and other consumer	145	18	1	28	192
Total	$ 3,115	$ 1,586	$ 1,876	$ 30,742	$ 37,319

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

($ in thousands)	30-59 days past due	60-89 days past due	Accruing greater than 90 days past due	Nonaccrual	Total past due and nonaccrual
Commercial real estate
Construction and development	$ -	$ -	$ -	$ 2,325	$ 2,325
Owner-occupied	77	931	-	1,232	2,240
Non owner-occupied	1,217	260	-	7,054	8,531
Residential real estate - mortgage	10,322	2,107	213	23,376	36,018
Commercial	23	162	-	652	837
Installment and other consumer	20	13	-	29	62
Total	$ 11,659	$ 3,473	$ 213	$ 34,668	$ 50,013

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

Note 5 - Loans (continued)

The following tables present the Company’s loan portfolio by risk-rating grades:

	March 31, 2012
($ in thousands)	Pass (1-4)	Special Mention (5)	Sub- standard (6)	Doubtful (7)	Loss (8)	Total
Commercial real estate
Construction and development	$ 18,475	$ 349	$ 2,189	$ -	$ -	$ 21,013
Owner-occupied	104,653	2,752	5,576	-	-	112,981
Non owner-occupied	199,515	5,003	14,631	-	-	219,149
Residential real estate - mortgage	251,518	16,083	41,845	-	-	309,446
Commercial	66,307	766	2,553	-	-	69,626
Installment and other consumer	11,061	73	319	-	-	11,453
Total	$ 651,529	$ 25,026	$ 67,113	$ -	$ -	$ 743,668

	December 31, 2011
($ in thousands)	Pass (1-4)	Special Mention (5)	Sub- standard (6)	Doubtful (7)	Loss (8)	Total
Commercial real estate
Construction and development	$ 19,749	$ 147	$ 2,779	$ -	$ -	$ 22,675
Owner-occupied	101,004	3,444	6,452	-	-	110,900
Non owner-occupied	201,960	4,833	14,335	-	-	221,128
Residential real estate - mortgage	260,301	19,190	44,874	-	-	324,365
Commercial	64,406	622	3,276	-	-	68,304
Installment and other consumer	11,760	67	479	-	-	12,306
Total	$ 659,180	$ 28,303	$ 72,195	$ -	$ -	$ 759,678

TDRs of $13.8 million and $16.1 million were performing to their agreed terms at March 31, 2012 and December 31, 2011, respectively.  There was $1.7 million and $2.0 million, respectively, in specific reserves established for these loans at March 31, 2012 and December 31, 2011.  The total amount of TDRs that subsequently defaulted at March 31, 2012 and December 31, 2011 were $12.4 million and $11.2 million, respectively.  There was $4.0 million and $4.2 million, respectively, in specific reserves established for these loans at March 31, 2012 and December 31, 2011.  The Company has committed to lend additional amounts totaling up to $79,000 as of March 31, 2012 to customers with outstanding loans that are classified as TDRs.

During the three month period ended March 31, 2012, the terms of certain loans were modified as TDRs.  The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.  The following table presents additional information on TDRs including the number of loan contracts restructured and the pre- and post-modification recorded investment for the three months ended March 31, 2012.  There were no specific reserves established for loans that were restructured for the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
($ in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate
Construction and development	0	$ -	$ -
Residential real estate – mortgage	1	54	54
Commercial	1	11	11
Total	2	$ 65	$ 65

Note 5 - Loans (continued)

There was one loan that was restructured over the past twelve months that did not repay all amounts due on their restructured terms within the three months ended March 31, 2012.  The Company restructured a commercial loan in 2011 with a balance of $337,000 and accepted a discounted payoff in the first quarter of 2012.  The Company received funds of approximately $250,000 and charged-off the remaining balance of approximately $87,000.

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

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.  Generally, this includes U.S. Government and sponsored entity mortgage-backed securities, corporate debt securities and derivative contracts.

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

Investment securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  All of the Company’s investment securities are classified as Level 2, except for its restricted equity securities that are considered to be Level 3.

Derivative instruments: The derivative instruments consist of loan level swaps.  As such, significant fair value inputs can generally be verified and do not typically involve significant judgments by management.

Note 6 - Fair Value of Financial Instruments (continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2012 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
($ in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Investment securities	$ 84,683	$ -	$ 81,145	$ 3,538
Derivative asset positions	276	-	276	-
Derivative liability positions	276	-	276	-

	Carrying	Fair Value Measurements at December 31, 2011 Using
($ in thousands)	Value	Level 1	Level 2	Level 3
Investment securities	$ 83,653	$ -	$ 80,115	$ 3,538
Derivative asset positions	301	-	301	-
Derivative liability positions	301	-	301	-

Nonrecurring Fair Value Changes

Certain assets and liabilities are measured at fair value on a nonrecurring basis.  These instruments are not measured at fair value on an ongoing basis, but are subject to fair value in certain circumstances, such as when there is evidence of impairment that may require write-downs.  The write-downs for the Company’s more significant assets or liabilities measured on a nonrecurring basis are based on the lower of amortized cost or estimated fair value.

Impaired loans and other real estate owned (“OREO”):  Impaired loans and OREO are evaluated and valued at the time the loan or OREO is identified as impaired.  Impaired loans are valued at the lower of cost or market value and OREO is recorded at market value.  Market value is measured based on the value of the collateral securing these loans or OREO and is classified at a Level 3 in the fair value hierarchy.  Collateral for impaired loans may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  The fair value of an impaired loan is generally determined based on real estate appraisals or other independent evaluations by qualified professionals.  Impaired loans and OREO are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above.  Impaired loans measured on a nonrecurring basis do not include pools of impaired loans.

Assets and liabilities with an impairment charge during the current period and measured at fair value on a nonrecurring basis are summarized below:

		Carrying Values at March 31, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3	Total loss
Impaired loans	$ 7,500	$ -	$ -	$ 7,500	$ (2,765)
OREO	3,835	-	-	3,835	(919)

		Carrying Values at December 31, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3	Total loss
Impaired loans	$ 11,541	$ -	$ -	$ 11,541	$ (6,091)
OREO	7,323	-	-	7,323	(1,880)

Note 6 - Fair Value of Financial Instruments (continued)

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2012		December 31, 2011
($ in thousands)		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and federal funds sold	$ 14,059	$ 14,059	$ 13,760	$ 13,760
Interest-bearing deposits	85,661	85,661	81,717	81,717
Securities available for sale	84,683	84,683	83,653	83,653
Loans, net of allowance for loan losses	721,272	706,037	737,761	727,714
Accrued interest receivable	2,652	2,652	3,103	3,103
Derivative asset positions	276	276	301	301

Financial liabilities:
Deposits	833,597	838,041	846,929	851,700
Short-term borrowings	15,997	15,997	14,384	14,384
Other borrowings	7,875	7,875	8,581	8,581
FHLB advances	16,652	17,362	16,653	17,393
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310	10,310
Accrued interest payable	615	615	687	687
Derivative liability positions	276	276	301	301

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Company may, from time to time, make written or oral “forward-looking statements” within the meaning of federal securities laws, including statements contained in the Company’s filings with the SEC (including this quarterly report on Form 10-Q) and in its reports to shareholders and in other communications by the Company.

This MD&A and other Company communications and statements may contain “forward-looking statements.”  These forward-looking statements may include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and which may change based on various factors, many of which are beyond our control.  The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “indicate,” “plan” and similar words are intended to identify expressions of the future.  These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control).  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rates, market and monetary fluctuations; competitors’ products and services; technological changes; cyber security risks; acquisitions; changes in consumer spending and saving habits; deterioration in credit quality; continuing declines in the values of residential and commercial real estate or continuing weakness in the residential and commercial real estate environment generally; risk that our allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures; the concentration in our nonperforming assets by loan type, in certain geographic regions and with affiliated borrowing groups; future availability and cost of capital on favorable terms, if at all; changes in the cost and availability of funding from historical and alternative sources of liquidity; the potential for additional regulatory restrictions on our operations; changes to our reputation; future departures of key personnel; changes to the availability of a deferred tax asset; the success of the Company at managing the risks involved in the foregoing; and other factors and other information contained in this Report and in other reports and filings that we make with the SEC, including, without limitation, the items described in Item 1A of the Company’s Annual Report on Form 10-K for December 31, 2011.

The Company cautions that the foregoing list of important risk factors is not exhaustive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Overview

For a comprehensive presentation of the Company’s financial condition at March 31, 2012 and December 31, 2011 and results of operations for the three month periods ended March 31, 2012 and 2011, the following analysis should be reviewed with other information including the Company’s December 31, 2011 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
First Quarter Financial Highlights
 ($ in thousands, except share data)
(Unaudited)

Balance Sheet Data at March 31	2012	2011	% Change
Total assets	$ 971,532	$ 1,038,571	(6.5)
Interest-earning assets (a)	881,262	948,375	(7.1)
Loans	743,668	819,152	(9.2)
Other real estate owned	17,589	14,014	26
Deposits	833,597	898,171	(7.2)
Interest-bearing liabilities	767,029	855,885	(10)
Shareholders' equity	83,278	85,870	(3.0)
Loan to deposit ratio	89.21%	91.20%	(2.2)
Equity to assets	8.57%	8.27%	3.6
Tier 1 capital to risk-weighted assets	11.41%	11.29%	1.1
Total capital to risk-weighted assets	12.69%	12.56%	1.0
Outstanding shares	7,199	7,199	0.0
Book value per share	$ 11.57	$ 11.93	(3.0)
Tangible book value per share	$ 11.08	$ 11.41	(2.9)
Market value per share	$ 5.17	$ 7.35	(30)

Loan Quality Data
Nonaccruing loans	$ 30,742	$ 33,921	(9.4)
Loans past due 90 days – accruing	1,876	817	130
Net charge-offs	4,261	2,347	82
Allowance for loan losses	22,396	22,363	0.1
Allowance for loan losses to total loans	3.01%	2.73%	10
Nonperforming assets to total assets	5.17%	4.69%	10

Performance Data for the First Quarter
Net income (loss)	$ (1,031)	$ 126	(918)
Return on average assets	(0.42)%	0.05%	(940)
Return on average equity	(4.86)%	0.59%	(924)
Net interest margin	3.92%	3.73%	5.1
Efficiency ratio	71.26%	58.39%	22
Per share data:
Net income (loss) – basic	$ (0.14)	$ 0.02	(800)
Net income (loss) – diluted	$ (0.14)	$ 0.02	(800)
Average shares (000s):
Basic	7,199	7,199	0.0
Diluted	7,199	7,199	0.0

(a)	Interest-earnings assets do not include the unrealized gain/loss on available for sale investment securities.

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
Critical Accounting Estimates
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three month period ended March 31, 2012 compared with the same period in 2011.  Throughout this section, The Savannah Bancorp, Inc. and its subsidiaries, collectively, are referred to as "SAVB" or the "Company."  The Company’s wholly-owned subsidiaries include The Savannah Bank, N.A. ("Savannah"), Bryan Bank & Trust (“Bryan”), Minis & Co., Inc. (“Minis”) and SAVB Holdings, LLC (“SAVB Holdings”).  Minis is a registered investment advisory firm and SAVB Holdings was formed for the purpose of holding problem loans and other real estate owned (“OREO”).  The two bank subsidiaries, Savannah and Bryan, are collectively referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, Georgia and, as of March 31, 2012, had eleven banking offices and thirteen ATMs in Savannah, Garden City, Skidaway Island, Whitemarsh Island, Tybee Island, Pooler, and Richmond Hill, Georgia and Hilton Head Island and Bluffton, South Carolina.  The Company also has mortgage lending offices in Savannah and Richmond Hill and an investment management office in Savannah.

Savannah and Bryan are located in the relatively diverse and growing Savannah Metropolitan Statistical Area (“Savannah MSA”).  The diversity of major employers includes manufacturing, port related transportation, construction, military, healthcare, tourism, education, warehousing and the supporting services and products for each of these major employers.  The real estate market is experiencing moderate government growth and very minimal commercial and residential growth.  Coastal Georgia and South Carolina continue to be desired retiree residential destinations as well as travel destinations.  The Savannah MSA and Coastal South Carolina markets have both experienced significant devaluation in real estate prices.

The primary strategic objectives of the Company are enhancing credit quality and capital ratios as well as growth in loans, deposits, assets under management, product lines and service quality in existing markets, and quality expansion into new markets, within acceptable risk parameters, which result in enhanced shareholder value.

Recent Regulatory Developments

The Savannah Bank

On October 5, 2011, Savannah entered into a Formal Agreement with its primary regulator, the Office of the Comptroller of the Currency (“OCC”).  The Formal Agreement is based on the findings of the OCC during their on-site examination of the Bank during March 2011, based on Savannah’s financial condition as of December 31, 2010.  The purpose of the Formal Agreement is to enhance the Bank's existing practices and procedures in the areas of credit risk management, credit quality, strategic planning, capital planning and liquidity risk management and the Formal Agreement requires that Savannah implement a number of actions in that regard.

Any failure to comply with the Formal Agreement could result in additional enforcement actions.  Savannah’s board of directors has created a Compliance Committee to ensure that all of the requirements noted in the Formal Agreement are being addressed in a timely and effective manner.  As of March 31, 2012, Savannah was in compliance with the terms of the Formal Agreement.

In addition to the requirements in the Formal Agreement, Savannah has agreed with the OCC to maintain a total risk-based capital ratio of at least 12.00 percent and a leverage ratio of at least 8.00 percent.  As of March 31, 2012, Savannah’s capital ratios exceed these requirements.

Bryan Bank & Trust

On March 1, 2012, Bryan entered into a Consent Order (the “Order”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the State of Georgia Department of Banking and Finance (the “GDBF”).  The FDIC and GDBF are collectively referred to as the “Supervisory Authorities”.  The Order is based on the findings of the FDIC during their on-site examination of Bryan for the examination period ended March 31, 2011 and requires that Bryan implement a number of actions.  The Order further requires that Bryan (i) must have Tier 1 capital equal to or greater than 8.00 percent of its total assets, and total risk-based capital equal to or greater than 10.00 percent of total risk-weighted assets within 90 days of the effective date of the Order, (ii) cannot declare or pay dividends, pay bonuses, or pay any form of payment outside the ordinary course of business resulting in a reduction of capital without the prior written approval of the Supervisory Authorities and (iii) may not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits.

The Order does not affect Bryan’s ability to continue to conduct its banking business with customers in a normal fashion.  Bank products and services, hours of operation, Internet banking and ATM usage will all be unaffected, and Bryan’s deposits will remain insured by the FDIC to the maximum amount allowed by law.

The Order will remain in effect until modified or terminated by the Supervisory Authorities.  If Bryan does not satisfy and adhere to each of the requirements listed above, it will not be in compliance with the Order.  Failure to comply with the Order could result in additional enforcement actions.  Bryan’s board of directors has created a Compliance Committee to ensure that all requirements of the Order are being addressed in a timely and effective manner.

Critical Accounting Estimates

Allowance for Loan Losses

The Company considers its policies regarding the allowance for loan losses to be its most critical accounting estimate due to the significant degree of management judgment involved.  The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the allowance reflects management's opinion of the adequate level needed to absorb probable losses inherent in the loan portfolio at March 31, 2012.  The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, recent charge-off levels, known loan deteriorations and concentrations of credit.  Other factors affecting the allowance include market interest rates, loan sizes, portfolio maturity and composition, collateral values and general economic conditions.  Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the amount of the allowance.

The Company has a comprehensive program designed to control and continually monitor the credit risks inherent in the loan portfolios.  This program includes a structured loan approval process in which the boards of directors (“Boards”) of the Company and Subsidiary Banks delegate authority for various types and amounts of loans to loan officers on a basis commensurate with seniority and lending experience.  There are four risk grades of "criticized" assets: Special Mention, Substandard, Doubtful and Loss.  Assets designated as substandard, doubtful or loss are considered “classified”.  The classification of assets is subject to regulatory review and reclassification.  The Company and Subsidiary Banks include aggregate totals of criticized assets, and general and specific valuation reserves in quarterly reports to the Boards, which review and approve the overall allowance for loan losses evaluation.

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

The allowance for loan losses totaled $22,396,000, or 3.01 percent of total loans, at March 31, 2012.  This is compared to an allowance of $21,917,000, or 2.89 percent of total loans, at December 31, 2011.  For the three months ended March 31, 2012, the Company reported net charge-offs of $4,261,000 compared to net charge-offs of $2,347,000 for the same period in 2011.  During the first quarter of 2012 and 2011, a provision for loan losses of $4,740,000 and $4,360,000, respectively, was added to the allowance for loan losses.  Net charge-offs and the provision for loan losses remained elevated in 2012.  The Company continues to see weakness in its local real estate markets with downward pressure on real estate values, and this weakness has led to a continued high level of real estate related charge-offs and provisions for loan losses.

The Company's nonperforming assets consist of loans on nonaccrual status, loans which are contractually past due 90 days or more on which interest is still being accrued, and OREO.  Nonaccrual loans of $30,742,000 and loans past due 90 days or more of $1,876,000 totaled $32,618,000, or 4.39 percent of gross loans, at March 31, 2012.  Nonaccrual loans of $34,668,000 and loans past due 90 days or more and still accruing interest of $213,000 totaled $34,881,000, or 4.59 percent of gross loans, at December 31, 2011.  Generally, loans are placed on nonaccrual status when the collection of the principal or interest in full becomes doubtful.  Management typically writes down a loan through a charge to the allowance when it determines the loan is impaired.  Nonperforming assets also included $17,589,000 and $20,332,000 of OREO at March 31, 2012 and December 31, 2011, respectively.  Management is aggressively pricing and marketing the OREO.  The Company may engage in loan sales or take other measures to reduce its nonperforming assets.

Impaired loans, which include loans modified in troubled debt restructurings, totaled $42,709,000 and $51,711,000 at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 impaired loans consisted primarily of $18.3 million of improved residential real estate-secured loans and $16.0 million of land, lot, and construction and development related loans.  Less than one percent of the impaired loans are unsecured.  The largest impaired relationship consists of four loans totaling $5.1 million to a residential developer in the Bluffton/Hilton Head Island, South Carolina market.  The loans are secured by residential land and lots and are on nonaccrual status and moving towards foreclosure.  Approximately $2,763,000 has already been charged-off on this loan relationship and an additional $2,251,000 of the allowance was allocated as a specific reserve.  The second largest impaired loan relationship consists of four loans totaling $2.2 million to a residential developer in the Effingham County, Georgia market.  These loans are currently on nonaccrual status and are secured by residential land, lots and completed 1-4 family properties.  The Company charged-off $1,500,000 on this relationship in 2010 and still has approximately $750,000 of the allowance allocated as a specific reserve and $50,000 allocated as a general reserve.  The third largest impaired loan relationship consists of one loan for $2.0 million that is secured by a rental home in Bryan County, Georgia.  This loan is a troubled debt restructuring that is performing as agreed.  No specific reserves have been applied to the relationship but the Company does have approximately $52,000 allocated as a general reserve.  The fourth largest impaired loan relationship consists of four loans totaling approximately $2.0 million that is secured by residential raw land and an improved commercial lot in Chatham County, Georgia.  These loans are currently on nonaccrual status and the Company charged-off approximately $885,000 on this relationship during 2011.  At December 31, 2011, the Company had a commercial loan relationship totaling approximately $4.5 million that was on nonaccrual status and considered impaired.  During the first quarter of 2012, based upon borrower performance and improved cash flows, this loan relationship was placed back on accrual status and is no longer considered impaired.

The Company continues to devote significant internal and external resources to managing the past due and classified loans.  The Company has performed extensive internal and external loan review procedures and analyses on the loan portfolio.  The Company charges-down loans as appropriate before the foreclosure process is complete and often before they are past due.

If the allowance for loan losses had changed by five percent, the effect on net income would have been approximately $670,000.  If the allowance had to be increased by this amount, it would not have changed the Company’s or Savannah’s status as well-capitalized financial institutions.  Bryan is considered adequately capitalized due to its Order and is currently below the 8.00 percent Tier 1 leverage ratio that it has agreed with the regulators to maintain.

Impairment of Loans

The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is considered impaired when it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  A loan is not considered impaired during a period of delay in payment if the ultimate collection of all amounts due is expected.  The Company maintains a valuation allowance or charges down the loan balance to the extent that the measure of value of an impaired loan is less than the recorded investment.

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

The following table provides historical information regarding the allowance for loan losses and nonperforming loans and assets for the most recent five quarters ended March 31, 2012.

	2012	2011
	First	Fourth	Third	Second	First
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses
Balance at beginning of period	$ 21,917	$ 22,854	$ 23,523	$ 22,363	$ 20,350
Provision for loan losses	4,740	6,510	2,865	6,300	4,360
Net charge-offs	(4,261)	(7,447)	(3,534)	(5,140)	(2,347)
Balance at end of period	$ 22,396	$ 21,917	$ 22,854	$ 23,523	$ 22,363

As a % of loans	3.01%	2.89%	2.90%	2.91%	2.73%
As a % of nonperforming loans	68.66%	62.83%	53.72%	59.84%	64.38%
As a % of nonperforming assets	44.61%	39.70%	38.30%	45.73%	45.87%

Net charge-offs as a % of average loans (a)	2.27%	2.41%	1.84%	2.65%	1.21%

Risk element assets
Nonaccruing loans	$ 30,742	$ 34,668	$ 41,689	$ 39,160	$ 33,921
Loans past due 90 days – accruing	1,876	213	851	150	817
Total nonperforming loans	32,618	34,881	42,540	39,310	34,738
Other real estate owned	17,589	20,332	17,135	12,125	14,014
Total nonperforming assets	$ 50,207	$ 55,213	$ 59,675	$ 51,435	$ 48,752

Loans past due 30-89 days	$ 4,701	$ 15,132	$ 13,097	$ 17,013	$ 9,175

Nonperforming loans as a % of loans	4.39%	4.59%	5.39%	4.87%	4.24%
Nonperforming assets as a % of loans
and other real estate owned	6.60%	7.08%	7.41%	6.28%	5.85%
Nonperforming assets as a % of assets	5.17%	5.60%	6.04%	5.13%	4.69%

(a) Annualized

Results of Operations

First Quarter, 2012 Compared to the First Quarter, 2011

The Company reported a net loss for the first quarter 2012 of $1,031,000, compared to net income of $126,000 in the first quarter 2011.  Net loss per diluted share was 14 cents in the first quarter 2012 compared to net income of 2 cents per diluted share in the first quarter 2011.  The quarter over quarter decrease in earnings resulted primarily from an increase in loss on sale and write-downs of foreclosed assets and in the provision for loan losses.  Return on average equity was (4.86) percent, return on average assets was (0.42) percent and the efficiency ratio was 71.26 percent in the first quarter 2012.  Pretax earnings before the provision for loan losses and gain/loss on sale of securities and foreclosed assets decreased $167,000, or 3.8 percent, to $4,204,000 in the first quarter of 2012 compared to the first quarter of 2011.  The schedule below reconciles the income (loss) before income taxes to the pre-tax core earnings.

	For the
	Three Months Ended
	March 31,
($ in thousands)	2012	2011
Loss before income taxes	$ (1,841)	$ (4)
Add: Provision for loan losses	4,740	4,360
Add: Loss on foreclosed assets	1,305	233
Less: Gain on sale of securities	-	(218)
Pre-tax core earnings	$ 4,204	$ 4,371

First quarter average interest-earning assets decreased 8.7 percent to $878 million in 2012 from $962 billion in 2011.  First quarter net interest income was $8,570,000 in 2012 compared to $8,844,000 in 2011, a 3.1 percent decrease.  First quarter average accruing loans were $717 million in 2012 compared to $788 million in 2011, a 9.0 percent decrease.  Average deposits were $837 million in the first quarter of 2012 versus $912 million in 2011, a decrease of 8.3 percent.  Shareholders' equity was $83.3 million at March 31, 2012 compared to $85.9 million at March 31, 2011.  The Company's total capital to risk-weighted assets ratio was 12.69 percent at March 31, 2012, which exceeds the 10 percent required by the regulatory agencies to maintain well-capitalized status.

During the first quarter of 2012, net interest income declined $274,000, or 3.1 percent, compared to the same period in 2011.  The net interest margin increased 19 basis points, or 5.1 percent, to 3.92 percent in 2012 from 3.73 percent in 2011.  While the net interest margin increased, net interest income decreased quarter over quarter due primarily to the lower level of accruing loans.  The $71 million reduction in accruing loans was due to normal pay downs, charge-offs and weakened demand for new loans.  As shown in Table 2, the increase in the net interest margin was mainly due to a lower cost on interest-bearing deposits.  The cost of interest-bearing deposits decreased to 0.83 percent in the first quarter 2012 from 1.18 percent for the same period in 2011, primarily due to the re-pricing of time deposits and money market accounts in the current low interest rate environment along with a reduction in our higher cost time deposits.  Average time deposits declined approximately $76 million from the quarter ended March 31, 2011 to the quarter ended March 31, 2012.  The increase in the net interest margin was slightly offset by a decline in the yield on earning assets from 4.89 percent in the first quarter of 2011 to 4.77 percent in the first quarter of 2012 due to the Company holding, on average, $38 million more in lower yielding interest-bearing deposits and $71 million less in higher yielding accruing loans.

On a linked quarter basis, the net interest margin increased four basis points compared to the fourth quarter of 2011.  This increase was mainly due to a six basis point decline in the cost of interest-bearing deposits from 0.89 percent in the fourth quarter of 2011 to 0.83 percent in the first quarter of 2012.  The Company continues to aggressively manage the pricing on deposits and the use of wholesale funds to augment the net interest margin.

First quarter provision for loan loss was $4,740,000 for 2012, compared to $4,360,000 in 2011.  First quarter net charge-offs were $4,261,000 for 2012 compared to $2,347,000 in 2011.  Loans decreased $16.0 million, or 2.1 percent, in the first quarter 2012 compared to a decline of $7.4 million, or 0.9 percent, in the first quarter 2011.  The Company continues to see weakness in its local real estate markets with downward pressure on real estate values, and this weakness has led to a continued high level of real estate related charge-offs and provisions for loan losses.

Noninterest income decreased $107,000, or 6.6 percent, in the first quarter of 2012 versus 2011.  This decrease was primarily related to a decline in gain on sale of securities of $218,000 in the first quarter of 2012 compared to the same period in 2011.  This decline was somewhat offset by an increase in other operating income of $89,000 or 25 percent.  The decline in gain on sale of securities was due to the fact that the Company did not sell any investment securities in the first quarter of 2012.  The increase in other operating income during the first quarter of 2012 compared to the same period in 2011 was due primarily to an increase of $34,000 in rent income from OREO and $34,000 in income from fees related to ATMs and debit cards.

Noninterest expense increased $1.1 million, or 18 percent, to $7,189,000 during the first quarter of 2012 as compared to the same period in 2011.  This increase was due to a $1.1 million, or 460 percent, increase in loss on sale and write-downs of foreclosed assets in the first quarter of 2012.  A write-down on one OREO property accounted for approximately $564,000 of the 2012 loss.  In addition, the Company had increased activity related to foreclosed properties and continued declines in real estate values.

The first quarter income tax benefit was $810,000 in 2012 compared to $130,000 in 2011.  The effective tax rate in the first quarter of 2012 was 44 percent.  The income tax benefits in the first quarter of 2012 and 2011 were due in part to the impact of tax credits.  The Company evaluates its deferred tax assets every quarter.  All significant deferred tax assets are considered to be realizable due to expected future taxable income.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  Total assets were $972 million and $985 million at March 31, 2012 and December 31, 2011, respectively, a decrease of $13 million or 1.4 percent.  Loans decreased $16 million, or 2.1 percent, the first three months of 2012.  The Company experienced normal pay downs and significant charge-offs on loans during the first quarter of 2012 while demand for new loans was weak.  Cash and cash equivalents and investment securities remained stable from December 31, 2011 and increased only $5 million, or 2.9 percent, to $184 million during the first three months of 2012.  The Company allowed certain higher cost time deposits to run-off with the weak loan demand and as such, deposits declined $13 million, or 1.6 percent, from $847 million at December 31, 2011 to $834 million at March 31, 2012.

Average total assets decreased approximately $79 million, or 7.5 percent, during the first three months of 2012 compared to the same period in 2011.  The Company held $71 million less in average accruing loans in the first three months of 2012 compared to the same period in 2011.  The decline in loans during 2012 compared to 2011 was due to normal pay downs, charge-offs and weak demand for new loans   The Company also held on average approximately $13 million less in interest-bearing deposits and investment securities in 2012 compared to 2011 as it allowed much of its brokered and higher priced time deposits to run-off in order to reduce excess liquidity.

The Company has classified all investment securities as available for sale.  Lower short-term interest rates resulted in an overall net unrealized gain of $2.2 million in the investment portfolio at March 31, 2012.  The unrealized gain or loss amounts are included in shareholders’ equity as accumulated other comprehensive income, net of tax.  The Company’s investment portfolio was essentially flat at March 31, 2012 compared to December 31, 2011.  The Company purchased $5.1 million in securities during the first quarter of 2012 to replace the maturities and principal collections from its investment portfolio.

Deposits were down $13 million during the first three months of 2012 to $834 million at March 31, 2012.  The Company decided not to renew certain higher cost time deposits in order to reduce excess liquidity and improve the Company’s net interest margin with the weakened loan demand.  At March 31, 2012, the Company had $103 million in brokered and internet deposits which included $32 million in institutional money market accounts.  This was down approximately $13 million, or 11 percent, from December 31, 2011 when the Company had $116 million in brokered and internet deposits.  At March 31, 2012 and December 31, 2011, brokered time deposits included $18 million and $22 million, respectively, of reciprocal deposits from the Company’s local customers that are classified as brokered because they are placed in the CDARS network for deposit insurance purposes.  As of March 31, 2012, the Subsidiary Banks are under agreements with their primary regulators that restrict their availability of brokered deposits.  Savannah is allowed to maintain up to $35 million in institutional money market accounts and $40 million in reciprocal deposits through the CDARS network but all other brokered deposits cannot be renewed.  Bryan cannot issue or renew any brokered deposits.

Capital Resources

The Subsidiary Banks’ primary regulators have adopted capital requirements that specify the minimum capital level for which no prompt corrective action is required.  In addition, the FDIC has adopted FDIC insurance assessment rates based on certain “well-capitalized” risk-based and equity capital ratios.  Failure to meet minimum capital requirements can result in the initiation of certain actions by the regulators that, if undertaken, could have a material effect on the Company’s and the Subsidiary Banks’ financial statements.  As of March 31, 2012, the Company and Savannah were categorized as well-capitalized under the regulatory framework for prompt corrective action in the most recent notification from the FDIC.  On March 1, 2012, Bryan entered into an Order that includes a capital provision requiring Bryan to maintain a Tier 1 Leverage Ratio of not less than 8.00 percent and a Total Risk-based Capital Ratio of not less than 10.00 percent.  As a result of this capital provision, Bryan is automatically classified as “adequately capitalized” for regulatory purposes. As of March 31, 2012, Bryan has a Tier 1 Leverage Ratio of 7.57 percent which is below the requirement set by the Order.  The Company is evaluating its options to bring Bryan into compliance with this stipulation.  Savannah has agreed with its primary regulator to maintain a Tier 1 Leverage Ratio of not less than 8.00 percent and a Total Risk-based Capital Ratio of not less than 12.00 percent and is currently in compliance with the agreement.

Total tangible equity capital for the Company was $79.8 million, or 8.21 percent of total assets at March 31, 2012.  The table below includes the regulatory capital ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

					Well-
($ in thousands)	Company	Savannah	Bryan	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 80,727	$ 61,959	$ 17,942	-	-
Total capital	89,736	68,585	20,164	-	-

Leverage Ratios
Tier 1 capital to average assets	8.38%	8.65%	7.57%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk-weighted assets	11.41%	11.84%	10.32%	4.00%	6.00%
Total capital to risk-weighted assets	12.69%	13.09%	11.60%	8.00%	10.00%

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

During the first three months of 2012, portfolio loans decreased $16 million to $744 million while deposits decreased $13 million to $834 million.  The loan to deposit ratio was 89 percent at March 31, 2012, which is down slightly from 90 percent at December 31, 2011.   Cash and cash equivalents and investment securities increased $5.3 million, or 2.9 percent, during the first three months of 2012 to $184 million.  During the first three months of 2012, the Company allowed some of its brokered and higher priced time deposits to run-off in order to reduce excess liquidity and improve the net interest margin with the weakened loan demand.

In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the Federal Home Loan Bank of Atlanta (“FHLB”), temporary federal funds purchased lines with correspondent banks and non-local institutional and internet deposits.  Contingency funding and liquidity sources include the ability to sell loans, or participations in certain loans, to investors and borrowings from the Federal Reserve Bank (“FRB”) discount window.  As of March 31, 2012, the Subsidiary Banks are under agreements with their primary regulators that restrict their availability of brokered deposits.

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB.  Under these agreements, the Subsidiary Banks have pledged certain 1-4 family first mortgage loans, commercial real estate loans, home equity lines of credit and second mortgage residential loans.  The Subsidiary Banks’ individual borrowing limits range from 20 to 25 percent of assets.  In the aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $121 million with the FHLB of which $16.7 million was advanced and $16.0 million was used as collateral for FHLB Letters of Credit at March 31, 2012.  These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks.  The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide approximately $20 million of funding needs for 30-60 days.  Savannah has been approved to access the FRB discount window to borrow on a secured basis at 50 basis points over the Federal Funds Target Rate.  Bryan is eligible for the Secondary Credit program at 100 basis points over the Federal Funds Target Rate.  The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested.  The Subsidiary Banks have also been approved by the FRB to use the borrower-in-custody of collateral arrangement.  This temporary liquidity arrangement allows collateral to be maintained at the Subsidiary Banks rather than being delivered to the FRB or a third-party custodian.  At March 31, 2012, the Company had secured borrowing capacity of $98 million with the FRB and no amount outstanding.

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

The Company’s cash flow, maturity and repricing gap at March 31, 2012 was $193 million at one year, or 21.9 percent of total interest-earning assets.  At December 31, 2011 the gap at one year was $166 million, or 16.8 percent of total interest-earning assets.  Interest-earning assets with maturities over five years totaled approximately $47 million, or 5.4 percent of total interest-earning assets at March 31, 2012.  See Table 1 for cash flow, maturity and repricing gap.  The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income.  However, interest-earning assets with maturities and/or repricing dates over five years may expose the Company to significant interest rate risk, a component of which is the effect changes in interest rates may have on the market value of the assets.

The Company continues to be asset-sensitive within the 90 day and one year time frame which usually means that if rates increase then net interest income and the net interest margin increase and if rates decrease then net interest income and the net interest margin decrease.  However, over the past twelve months, interest rates have basically remained flat if not declined slightly, and the net interest margin increased in the first three months of 2012 compared to the same period in 2011.  During the first three months of 2012 compared to the same period in 2011 the decline in the Company’s cost of interest-bearing deposits more than offset the decline in the yield on interest-earning assets.

The Company has implemented various strategies to reduce its asset-sensitive position, primarily through the increased use of fixed rate loans, interest rate floors on variable rate loans and short maturity funding sources.  In the past, the Company also utilized hedging strategies such as interest rate floors, collars and swaps.  These actions have reduced the Company’s exposure to falling interest rates.

Management monitors interest rate risk quarterly using rate-sensitivity forecasting models and other balance sheet analytical reports.  If and when projected interest rate risk exposures are outside of policy tolerances or desired positions, specific strategies to return interest rate risk exposures to desired levels are developed by management, approved by the Asset-Liability Committee and reported to the Boards.

Table 1 – Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of March 31, 2012:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	Months	Years	Years	Years	Total
Interest-earning assets
Investment securities	$ -	$ 7,353	$ 13,879	$ 22,996	$ 16,042	$ 24,413	$ 84,683
Federal funds sold	160	-	-	-	-	-	160
Interest-bearing deposits	84,495	-	471	695	-	-	85,661
Loans - fixed rates	-	128,206	141,896	161,697	29,854	21,640	483,293
Loans - variable rates	-	218,071	8,739	1,213	254	1,357	229,634
Total interest-earnings assets	84,655	353,630	164,985	186,601	46,150	47,410	883,431
Interest-bearing liabilities
NOW and savings	-	8,381	16,760	41,900	50,280	50,280	167,601
Money market accounts	-	64,906	76,725	43,843	65,764	-	251,238
Time deposits	-	70,244	135,328	72,727	18,751	306	297,356
Short-term borrowings	15,997	-	-	-	-	-	15,997
Other borrowings	-	3,937	3,938	-	-	-	7,875
FHLB advances	-	3,500	6	3,011	11	10,124	16,652
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	15,997	161,278	232,757	161,481	134,806	60,710	767,029
Gap-Excess assets (liabilities)	68,658	192,352	(67,772)	25,120	(88,656)	(13,300)	116,402
Gap-Cumulative	$ 68,658	$ 261,010	$ 193,238	$ 218,358	$ 129,702	$ 116,402	$ 116,402
Cumulative sensitivity ratio *	5.29	2.47	1.47	1.38	1.18	1.15	1.15

* Cumulative interest-earning assets / cumulative interest-bearing liabilities

Ta         Table 2 – Average Balance Sheet and Rate/Volume Analysis – First Quarter, 2012 and 2011

The following table presents average blances of the Company and the Subsidiary Banks on a consolidated basis, the taxable-equivalent interest earned and the interest paid during the first quarter of 2012 and 2011.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
03/31/12	03/31/11	03/31/12	03/31/11		03/31/12	03/31/11	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 79,749	$ 41,604	0.24	0.31	Interest-bearing deposits	$ 48	$ 32	$ 16	$ (7)	$ 23
75,469	125,509	2.54	2.60	Investments - taxable (d)	478	806	(328)	(19)	(309)
5,829	6,896	4.34	4.35	Investments - non-taxable (d)	63	74	(11)	-	(11)
502	698	0.80	0.58	Federal funds sold	1	1	-	-	-
716,724	787,621	5.51	5.51	Loans (c)	9,846	10,700	(854)	-	(854)
878,273	962,328	4.77	4.89	Total interest-earning assets	10,436	11,613	(1,177)	(26)	(1,151)
96,667	91,935			Noninterest-earning assets
$ 974,940	$1,054,263			Total assets

				Liabilities and equity
				Deposits
$ 142,440	$ 139,312	0.17	0.33	NOW accounts	62	113	(51)	(56)	5
20,931	20,347	0.08	0.20	Savings accounts	4	10	(6)	(6)	-
223,833	235,307	0.93	1.27	Money market accounts	521	736	(215)	(199)	(16)
32,023	42,113	0.30	0.55	MMA - institutional	24	57	(33)	(26)	(7)
138,132	178,257	1.25	1.71	CDs, $100M or more	432	751	(319)	(204)	(115)
47,685	49,532	0.76	0.86	CDs, broker	90	105	(15)	(12)	(3)
121,861	155,824	1.24	1.59	Other time deposits	378	611	(233)	(136)	(97)
726,905	820,692	0.83	1.18	Total interest-bearing deposits	1,511	2,383	(872)	(640)	(232)
22,589	25,408	3.21	3.43	Short-term/other borrowings	181	215	(34)	(14)	(20)
16,652	15,702	2.02	2.30	FHLB advances	84	89	(5)	(11)	6
10,310	10,310	3.19	2.91	Subordinated debt	82	74	8	7	1
				Total interest-bearing
776,456	872,112	0.96	1.28	liabilities	1,858	2,761	(903)	(658)	(245)
109,746	91,674			Noninterest-bearing deposits
3,572	3,754			Other liabilities
85,166	86,723			Shareholders' equity
$ 974,940	$1,054,263			Liabilities and equity
		3.81	3.61	Interest rate spread
		3.92	3.73	Net interest margin
				Net interest income	$ 8,578	$ 8,852	$ (274)	$ 632	$ (906)
$ 101,817	$ 90,216			Net earning assets
$ 836,651	$ 912,366			Average deposits
		0.72	1.06	Average cost of deposits
86%	86%			Average loan to deposit ratio (c)
(a)
This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b)	The taxable equivalent adjustment results from tax exempt income less non-deductible TEFRA interest expense and was $8 in the first quarter 2012 and 2011.
(c)Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.
(d)Average investment securities do not include the unrealized gain/loss on available for sale investment securities.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers.  At March 31, 2012, the Company had unfunded commitments to extend credit of $69 million and outstanding letters of credit of $4 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

Table 4 – Payment Obligations under Long-term Contracts

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances	$ 16,652	$ 3,500	$ 3,000	$ -	$ 10,152
Subordinated debt	10,310	-	-	-	10,310
Operating leases – buildings	5,343	860	1,504	1,312	1,667
Information technology contracts	4,631	1,230	2,508	893	-
Total	$ 36,936	$ 5,590	$ 7,012	$2,205	$22,129

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See “Liquidity and Interest Rate Sensitivity Management” on pages 28-31 in the MD&A section for quantitative and qualitative disclosures about market risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15 of the Securities Exchange Act of 1934.  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

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
3.2
By-laws as amended and restated July 20, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 333-128724) as filed with the SEC on September 30, 2005)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s 10-Q for the period ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Other Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Condensed Notes to Consolidated Financial Statements *

*
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

The Savannah Bancorp, Inc. (Registrant)

Date: 5/15/12	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 5/15/12	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)