Form 10-Q
period 2012-06-30
SAVANNAH BANCORP INC
filed 2012-08-14
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
                  (Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Not Applicable
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,199,237 common shares, $1.00 par value, at July 31, 2012.

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
June 30, 2012

Page

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2012 and 2011 and December 31, 2011	3

Consolidated Statements of Operations
for the Three Months and Six Months Ended June 30, 2012 and 2011	4

Consolidated Statements of Other Comprehensive Income (Loss)
for the Three Months and Six Months Ended June 30, 2012 and 2011	5

Consolidated Statements of Changes in Shareholders’ Equity
for the Six Months Ended June 30, 2012 and 2011	6

Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2012 and 2011	7

Condensed Notes to Consolidated Financial Statements	8-22

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	23-38

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	38

Part II – Other Information

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	39-40

Item 6. Exhibits	40-41

Signatures

Part I – Financial Information
Item 1.  Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	June 30,	December 31,	June 30,
	2012	2011	2011
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 14,438	$ 13,225	$ 11,717
Federal funds sold	340	535	200
Interest-bearing deposits in banks	84,063	81,717	36,353
Cash and cash equivalents	98,841	95,477	48,270
Securities available for sale, at fair value (amortized
cost of $84,480, $81,764 and $105,792)	86,665	83,653	108,018
Loans, net of allowance for loan losses of $22,776,
$21,917 and $23,523	702,569	737,761	784,010
Premises and equipment, net	14,058	14,286	14,692
Other real estate owned	16,335	20,332	12,125
Bank-owned life insurance	6,612	6,510	6,407
Goodwill and other intangible assets, net	3,450	3,562	3,674
Deferred tax assets, net	11,723	11,074	9,262
Other assets	11,968	12,580	15,796
Total assets	$ 952,221	$ 985,235	$ 1,002,254

Liabilities
Deposits:
Noninterest-bearing	$ 128,010	$ 106,939	$ 96,025
Interest-bearing demand	149,939	147,716	136,991
Savings	23,053	20,062	21,497
Money market	241,015	255,285	267,270
Time deposits	275,949	316,927	335,699
Total deposits	817,966	846,929	857,482
Short-term borrowings	15,405	14,384	12,575
Other borrowings	7,847	8,581	9,677
Federal Home Loan Bank advances	13,150	16,653	23,656
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	3,829	4,248	3,420
Total liabilities	868,507	901,105	917,120

Shareholders' equity
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Common stock, par value $1 per share: shares
authorized 20,000,000; issued 7,201,346	7,201	7,201	7,201
Additional paid-in capital	48,671	48,656	48,644
Retained earnings	26,488	27,103	27,909
Treasury stock, at cost, 2,109, 2,210 and 2,210 shares	(1)	(1)	(1)
Accumulated other comprehensive income, net	1,355	1,171	1,381
Total shareholders' equity	83,714	84,130	85,134
Total liabilities and shareholders' equity	$ 952,221	$ 985,235	$ 1,002,254

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$ 9,490	$ 10,620	$ 19,332	$ 21,317
Investment securities:
Taxable	452	753	907	1,540
Tax-exempt	60	67	120	137
Dividends	19	16	41	34
Deposits with banks	59	27	107	59
Federal funds sold	-	1	1	2
Total interest and dividend income	10,080	11,484	20,508	23,089
Interest expense
Deposits	1,323	2,082	2,834	4,465
Short-term and other borrowings	169	205	350	420
Federal Home Loan Bank advances	73	86	157	175
Subordinated debt	80	76	162	150
Total interest expense	1,645	2,449	3,503	5,210
Net interest income	8,435	9,035	17,005	17,879
Provision for loan losses	2,540	6,300	7,280	10,660
Net interest income after
provision for loan losses	5,895	2,735	9,725	7,219
Noninterest income
Trust and asset management fees	690	683	1,347	1,345
Service charges on deposit accounts	346	348	696	718
Mortgage related income, net	41	68	102	82
Gain on sale of securities	23	237	23	455
Other operating income	444	371	894	732
Total noninterest income	1,544	1,707	3,062	3,332
Noninterest expense
Salaries and employee benefits	2,942	2,846	5,925	5,752
Occupancy and equipment	868	981	1,731	1,864
Information technology	478	416	954	818
FDIC deposit insurance	411	336	747	816
Loan collection and OREO costs	365	330	649	556
Amortization of intangibles	56	56	112	112
Loss on sales and write-downs of foreclosed assets	785	1,115	2,090	1,348
Other operating expense	993	1,029	1,879	1,956
Total noninterest expense	6,898	7,109	14,087	13,222
Income (loss) before income taxes	541	(2,667)	(1,300)	(2,671)
Income tax expense (benefit)	125	(1,175)	(685)	(1,305)
Net income (loss)	$ 416	$(1,492)	$ (615)	$(1,366)
Net income (loss) per share:
Basic	$ 0.06	$ (0.21)	$ (0.08)	$ (0.19)
Diluted	$ 0.06	$ (0.21)	$ (0.08)	$ (0.19)

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Other Comprehensive Income (Loss)
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$416	$(1,492)	$(615)	$(1,366)
Other comprehensive income (loss):
Change in unrealized holding gains on securities available for sale arising during the period, net of tax of $15, $550, $121 and $593	24	900	198	969
Reclassification adjustment for net gains on securities
available for sale included in net income (loss),
net of tax of $9, $90, $9 and $173	(14)	(147)	(14)	(282)
Other comprehensive income (loss)	$426	$(739)	$(431)	$(679)

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
 ($ in thousands, except share data)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Common shares issued
Shares, beginning of period	7,201,346	7,201,346
Common stock issued	-	-
Shares, end of period	7,201,346	7,201,346
Treasury shares owned
Shares, beginning of period	2,210	2,483
Treasury stock issued	(101)	(273)
Shares, end of period	2,109	2,210
Common stock
Balance, beginning of period	$ 7,201	$ 7,201
Common stock issued	-	-
Balance, end of period	7,201	7,201
Additional paid-in capital
Balance, beginning of period	48,656	48,634
Common stock issued, net of issuance cost	-	2
Stock-based compensation, net	15	8
Balance, end of period	48,671	48,644
Retained earnings
Balance, beginning of period	27,103	29,275
Net loss	(615)	(1,366)
Balance, end of period	26,488	27,909
Treasury stock
Balance, beginning of period	(1)	(1)
Treasury stock issued	-	-
Balance, end of period	(1)	(1)
Accumulated other comprehensive income, net
Balance, beginning of period	1,171	694
Change in unrealized gains/losses on securities
available for sale, net of reclassification adjustment	184	687
Balance, end of period	1,355	1,381
Total shareholders' equity	$ 83,714	$ 85,134

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 ($ in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$ (615)	$ (1,366)
Adjustments to reconcile net loss to cash
provided by operating activities:
Provision for loan losses	7,280	10,660
Net amortization of securities	655	660
Depreciation and amortization	649	682
Non cash stock-based compensation expense	15	8
Increase in deferred income taxes, net	(763)	(743)
Gain on sale of securities, net	(23)	(455)
Loss on sales and write-downs of foreclosed assets	2,090	1,348
Increase in CSV of bank-owned life insurance policies	(102)	(98)
Decrease in prepaid FDIC deposit insurance assessment	716	769
Decrease (increase) in income taxes receivable	39	(815)
Change in other assets and other liabilities, net	(561)	260
Net cash provided by operating activities	9,380	10,910
Investing activities
Activity in available for sale securities:
Purchases	(23,701)	(2,490)
Sales	12,234	22,999
Maturities and principal collections	8,120	10,475
Loan originations and principal collections, net	25,226	8,037
Proceeds from sales of foreclosed assets	4,593	3,231
Additions to premises and equipment	(309)	(206)
Net cash provided by investing activities	26,163	42,046
Financing activities
Net increase in noninterest-bearing deposits	21,071	300
Net decrease in interest-bearing deposits	(50,034)	(66,563)
Net increase (decrease) in short-term borrowings	1,021	(2,500)
Net decrease in other borrowings	(734)	(859)
Net increase (decrease) in FHLB advances	(3,503)	5,998
Issuance of common stock, net of issuance costs	-	2
Net cash used in financing activities	(32,179)	(63,622)
Increase (decrease) in cash and cash equivalents	3,364	(10,666)
Cash and cash equivalents, beginning of period	95,477	58,936
Cash and cash equivalents, end of period	$ 98,841	$ 48,270

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The Savannah Bancorp, Inc. (the “Company” or “SAVB”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011.  Certain prior period balances and formats have been reclassified to conform to the current period presentation.

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

ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment” (“ASU 2011-08”), amends Topic 350 to permit entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.  ASU 2011-08 was effective for annual and interim impairment tests beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

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

Note 2 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Savannah Bank, N.A. and Bryan Bank & Trust (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank (“FRB”) to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances.  Cash reserves of $651,000, $571,000 and $494,000 are required as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.  At times, the Company pledges interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in addition to investment securities to secure public fund deposits and securities sold under repurchase agreements.  The Company did not have any cash pledged at the FHLB at June 30, 2012, December 31, 2011 or June 30, 2011.

Note 3 - Earnings (Loss) Per Share

Basic earnings (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential dilutive common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  For the three months and six months ended June 30, 2012 and 2011 the Company did not have any dilutive shares.

Earnings (loss) per common share have been computed based on the following:

	For the Three Months Ended June 30,		For the
			Six Months Ended
			June 30,
(Amounts in thousands)	2012	2011	2012	2011
Average number of common shares outstanding – basic	7,199	7,199	7,199	7,199
Effect of dilutive options	-	-	-	-
Average number of common shares outstanding - diluted	7,199	7,199	7,199	7,199

Stock option shares in the amount of 149,968 and 140,792 at June 30, 2012 and 2011, respectively, were excluded from the diluted earnings per share calculation due to their anti-dilutive effect.

Note 4 - Securities Available for Sale

The aggregate amortized cost and fair value of securities available for sale are as follows:

	June 30, 2012
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises (“GSE”)	$ 5,187	$ 6	$ (8)	$ 5,185
Mortgage-backed securities – GSE	61,193	1,782	(41)	62,934
State and municipal securities	15,063	480	(34)	15,509
Restricted equity securities	3,037	-	-	3,037
Total investment securities	$ 84,480	$ 2,268	$ (83)	$ 86,665

	December 31, 2011
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises	$ 1,433	$ 13	$ -	$ 1,446
Mortgage-backed securities – GSE	66,464	1,583	(35)	68,012
State and municipal securities	10,329	339	(11)	10,657
Restricted equity securities	3,538	-	-	3,538
Total investment securities	$ 81,764	$ 1,935	$ (46)	$ 83,653

Note 4 - Securities Available for Sale (continued)

The distribution of securities by contractual maturity at June 30, 2012 is shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$ 501	$ 504
Due after one year through five years	2,296	2,333
Due after five years through ten years	6,684	7,038
Due after ten years	10,769	10,819
Mortgage-backed securities - GSE	61,193	62,934
Restricted equity securities	3,037	3,037
Total investment securities	$ 84,480	$ 86,665

The restricted equity securities consist solely of FHLB and FRB stock.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.  Available for sale securities that have been in a continuous unrealized loss position are as follows:

June 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored enterprises	$ 1,992	$ (8)	$ -	$ -	$ 1,992	$ (8)
Mortgage-backed securities – GSE	7,104	(41)	-	-	7,104	(41)
State and municipal securities	2,137	(34)	-	-	2,137	(34)
Total temporarily impaired securities	$ 11,233	$ (83)	$ -	$ -	$ 11,233	$ (83)

December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities – GSE	$ 5,585	$ (35)	$ -	$ -	$ 5,585	$ (35)
State and municipal securities	800	(11)	-	-	800	(11)
Total temporarily impaired securities	$ 6,385	$ (46)	$ -	$ -	$ 6,385	$ (46)

The unrealized losses at June 30, 2012 on the Company’s investment in GSE agency and mortgage-backed securities were caused by interest rate increases.  The Company purchased those investments at a premium relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments.  The Company also has five municipal securities with unrealized losses for less than twelve months.  Management has reviewed these five bonds and believes that the decrease in value is due to interest rate fluctuations and not credit quality.  All five of the municipal bonds are rated AA or higher.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

Note 5 - Loans

The composition of the loan portfolio at June 30, 2012 and December 31, 2011 is presented below:

($ in thousands)	June 30, 2012	Percent of Total	December 31, 2011	Percent of Total
Commercial real estate
Construction and development	$ 22,052	3.0%	$ 22,675	3.0%
Owner-occupied	108,576	15.0	110,900	14.6
Non owner-occupied	217,343	30.0	221,128	29.1
Residential real estate – mortgage	302,554	41.7	324,365	42.7
Commercial	64,512	8.9	68,304	9.0
Installment and other consumer	10,308	1.4	12,306	1.6
Gross loans	725,345	100.0%	759,678	100.0%
Allowance for loan losses	(22,776)		(21,917)
Net loans	$ 702,569		$ 737,761

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

The following table details the change in the allowance for loan losses from April 1, 2012 to June 30, 2012 on the basis of the Company’s impairment methodology by loan segment:

($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$ 7,397	$ 13,567	$ 1,204	$ 225	$ 3	$ 22,396
Charge-offs	(242)	(1,670)	(396)	(135)	-	(2,443)
Recoveries	19	145	104	15	-	283
Provision	425	1,830	133	109	43	2,540
Ending balance	$ 7,599	$ 13,872	$ 1,045	$ 214	$ 46	$ 22,776

The following table details the change in the allowance for loan losses from January 1, 2012 to June 30, 2012 on the basis of the Company’s impairment methodology by loan segment:

($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$ 6,162	$ 14,195	$ 1,271	$ 193	$ 96	$ 21,917
Charge-offs	(651)	(5,439)	(601)	(203)	-	(6,894)
Recoveries	36	291	123	23	-	473
Provision	2,052	4,825	252	201	(50)	7,280
Ending balance	$ 7,599	$ 13,872	$ 1,045	$ 214	$ 46	$ 22,776

Note 5 - Loans (continued)

The following table details the change in the allowance for loan losses from April 1, 2011 to June 30, 2011 by loan segment:

($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$ 5,847	$ 14,333	$ 1,387	$ 230	$ 566	$ 22,363
Charge-offs	(211)	(4,654)	(345)	(43)	-	(5,253)
Recoveries	20	74	12	7	-	113
Provision	1,397	4,839	328	15	(279)	6,300
Ending balance	$ 7,053	$ 14,592	$ 1,382	$ 209	$ 287	$ 23,523

The following table details the change in the allowance for loan losses from January 1, 2011 to June 30, 2011 by loan segment:

($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$ 4,722	$ 13,582	$ 1,528	$ 518	$ -	$ 20,350
Charge-offs	(1,089)	(5,827)	(646)	(60)	-	(7,622)
Recoveries	20	87	17	11	-	135
Provision	3,400	6,750	483	(260)	287	10,660
Ending balance	$ 7,053	$ 14,592	$ 1,382	$ 209	$ 287	$ 23,523

The following table details the allowance for loan losses at June 30, 2012 on the basis of the Company’s impairment methodology by loan segment:

($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Ending balance	$7,599	$13,872	$1,045	$214	$46	$22,776
Ending balance: individually evaluated for impairment	$1,802	$5,178	$40	$-	$-	$7,020
Ending balance: collectively evaluated for impairment	$5,797	$8,694	$1,005	$214	$46	$15,756
Loans
Ending balance	$347,971	$302,554	$64,512	$10,308	$-	$725,345
Ending balance: individually evaluated for impairment	$6,014	$24,727	$70	$-	$-	$30,811
Ending balance: collectively evaluated for impairment	$341,957	$277,827	$64,442	$10,308	$-	$694,534

Note 5 - Loans (continued)

The following table details the allowance for loan losses at December 31, 2011 on the basis of the Company’s impairment methodology by loan segment:

	December 31, 2011
($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Ending balance	$6,162	$14,195	$1,271	$193	$96	$21,917
Ending balance: individually evaluated for impairment	$1,108	$5,813	$145	$-	$-	$7,066
Ending balance: collectively evaluated for impairment	$5,054	$8,382	$1,126	$193	$96	$14,851
Loans
Ending balance	$354,703	$324,365	$68,304	$12,306	$-	$759,678
Ending balance: individually evaluated for impairment	$10,936	$24,941	$522	$-	$-	$36,399
Ending balance: collectively evaluated for impairment	$343,767	$299,424	$67,782	$12,306	$-	$723,279

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

The following is a summary of information pertaining to impaired loans as of and for the period ended June 30, 2012:

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance
Commercial real estate
Construction and development	$ -	$ -	$ -
Owner-occupied	853	1,077	-
Non owner-occupied	683	685	-
Residential real estate - mortgage	13,049	24,350	-
Commercial	17	33	-
Installment and other consumer	1	1	-
Total impaired loans without a valuation allowance	14,603	26,146	-
Impaired loans with a valuation allowance
Commercial real estate
Construction and development	1,732	2,732	1,000
Owner-occupied	1,844	1,898	372
Non owner-occupied	4,723	4,791	768
Residential real estate - mortgage	19,298	19,743	5,974
Commercial	210	220	58
Installment and other consumer	87	90	11
Total impaired loans with a valuation allowance	27,894	29,474	8,183
Total impaired loans	$ 42,497	$ 55,620	$ 8,183
Average investment in impaired loans for the quarter	$ 47,603
Income recognized on impaired loans for the quarter	$ 137
Average investment in impaired loans for the six months	$ 47,104
Income recognized on impaired loans for the six months	$ 286

Note 5 - Loans (continued)

The following is a summary of information pertaining to impaired loans as of and for the year ended December 31, 2011:

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance
Commercial real estate
Construction and development	$ -	$ -	$ -
Owner-occupied	710	758	-
Non owner-occupied	5,998	6,507	-
Residential real estate – mortgage	12,940	19,556	-
Commercial	294	351	-
Total impaired loans without a valuation allowance	19,492	27,172	-
Impaired loans with a valuation allowance
Commercial real estate
Construction and development	2,325	3,325	751
Owner-occupied	2,946	3,034	425
Non owner-occupied	3,239	3,742	481
Residential real estate – mortgage	22,889	24,958	6,776
Commercial	721	778	215
Installment and other consumer	99	103	13
Total impaired loans with a valuation allowance	32,219	35,940	8,661
Total impaired loans	$ 51,711	$ 63,112	$ 8,661
Average investment in impaired loans for the year	$ 55,324
Income recognized on impaired loans for the year	$ 818

For the three and six months ended June 30, 2011, the Company had an average investment of $57,247,000 and $54,715,000, respectively, in impaired loans and recognized interest income of $291,000 and $457,000, respectively, on impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 by class of loans:

($ in thousands)	30-59 days past due	60-89 days past due	Accruing greater than 90 days past due	Nonaccrual	Total past due and nonaccrual
Commercial real estate
Construction and development	$ -	$ -	$ -	$ 1,732	$ 1,732
Owner-occupied	-	-	-	2,038	2,038
Non owner-occupied	488	145	-	3,176	3,809
Residential real estate - mortgage	3,265	1,228	156	22,256	26,905
Commercial	86	94	-	192	372
Installment and other consumer	43	15	5	23	86
Total	$ 3,882	$ 1,482	$ 161	$ 29,417	$ 34,942

Note 5 - Loans (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

($ in thousands)	30-59 days past due	60-89 days past due	Accruing greater than 90 days past due	Nonaccrual	Total past due and nonaccrual
Commercial real estate
Construction and development	$ -	$ -	$ -	$ 2,325	$ 2,325
Owner-occupied	77	931	-	1,232	2,240
Non owner-occupied	1,217	260	-	7,054	8,531
Residential real estate - mortgage	10,322	2,107	213	23,376	36,018
Commercial	23	162	-	652	837
Installment and other consumer	20	13	-	29	62
Total	$ 11,659	$ 3,473	$ 213	$ 34,668	$ 50,013

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

The following tables present the Company’s loan portfolio by risk-rating grades:

	June 30, 2012
($ in thousands)	Pass (1-4)	Special Mention (5)	Sub- standard (6)	Doubtful (7)	Loss (8)	Total
Commercial real estate
Construction and development	$ 19,768	$ 274	$ 2,010	$ -	$ -	$ 22,052
Owner-occupied	100,424	3,314	4,838	-	-	108,576
Non owner-occupied	198,395	9,172	9,776	-	-	217,343
Residential real estate - mortgage	244,871	18,334	39,349	-	-	302,554
Commercial	61,018	1,057	2,437	-	-	64,512
Installment and other consumer	9,989	63	256	-	-	10,308
Total	$ 634,465	$ 32,214	$ 58,666	$ -	$ -	$ 725,345

	December 31, 2011
($ in thousands)	Pass (1-4)	Special Mention (5)	Sub- standard (6)	Doubtful (7)	Loss (8)	Total
Commercial real estate
Construction and development	$ 19,749	$ 147	$ 2,779	$ -	$ -	$ 22,675
Owner-occupied	101,004	3,444	6,452	-	-	110,900
Non owner-occupied	201,960	4,833	14,335	-	-	221,128
Residential real estate - mortgage	260,301	19,190	44,874	-	-	324,365
Commercial	64,406	622	3,276	-	-	68,304
Installment and other consumer	11,760	67	479	-	-	12,306
Total	$ 659,180	$ 28,303	$ 72,195	$ -	$ -	$ 759,678

Note 5 - Loans (continued)

TDRs of $9.4 million and $16.1 million were performing to their agreed terms at June 30, 2012 and December 31, 2011, respectively.  There was approximately $905,000 and $2.0 million, respectively, in specific reserves established for these loans at June 30, 2012 and December 31, 2011.  The total amount of TDRs that subsequently defaulted at June 30, 2012 and December 31, 2011 was $12.2 million and $11.2 million, respectively.  There was $3.9 million and $4.2 million, respectively, in specific reserves established for these loans at June 30, 2012 and December 31, 2011.  The Company has committed to lend additional amounts totaling up to $79,000 as of June 30, 2012 to customers with outstanding loans that are classified as TDRs.

During the three and six month periods ended June 30, 2012, the terms of certain loans were modified as TDRs.  The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.  The following tables presents additional information on TDRs including the number of loan contracts restructured and the pre- and post-modification recorded investment for the three and six months ended June 30, 2012.  There were no specific reserves established for loans that were restructured for the three and six months ended June 30, 2012.

	Three Months Ended June 30, 2012
($ in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial real estate
Construction and development	0	$ -	$ -
Residential real estate - mortgage	3	228	239
Commercial	0	-	-
Total	3	$ 228	$ 239

	Six Months Ended June 30, 2012
($ in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial real estate
Construction and development	0	$ -	$ -
Residential real estate - mortgage	3	228	239
Commercial	1	11	11
Total	4	$ 239	$ 250

There was one loan that was restructured over the past twelve months that did not repay all amounts due on their restructured terms within the three and six months ended June 30, 2012.  The Company restructured a commercial loan in 2011 with a balance of $337,000 and accepted a discounted payoff in the first quarter of 2012.  The Company received funds of approximately $250,000 and charged-off the remaining balance of approximately $87,000.

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

Note 6 - Fair Value of Financial Instruments (continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2012 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
($ in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Investment securities	$ 86,665	$ -	$ 83,628	$ 3,037
Derivative asset positions	326	-	326	-
Derivative liability positions	326	-	326	-

	Carrying	Fair Value Measurements at December 31, 2011 Using
($ in thousands)	Value	Level 1	Level 2	Level 3
Investment securities	$ 83,653	$ -	$ 80,115	$ 3,538
Derivative asset positions	301	-	301	-
Derivative liability positions	301	-	301	-

The Level 3 securities consist of FHLB and FRB stock.  The change in the period was solely due to a partial redemption of FHLB stock.

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

Assets and liabilities with an impairment charge during the current period and measured at fair value on a nonrecurring basis are summarized below:

		Carrying Values at June 30, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3	Total loss
Impaired loans	$ 7,497	$ -	$ -	$ 7,497	$ (2,973)
OREO	4,553	-	-	4,553	(1,084)

		Carrying Values at December 31, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3	Total loss
Impaired loans	$ 11,541	$ -	$ -	$ 11,541	$ (6,091)
OREO	7,323	-	-	7,323	(1,880)

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2012
($ in thousands)			Fair Value Measurement
		Estimated
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and federal funds sold	$ 14,778	$ 14,778	$ 14,778	$ -	$ -
Interest-bearing deposits	84,063	84,063	84,063	-	-
Securities available for sale	86,665	86,665	-	83,628	3,037
Loans, net of allowance for loan losses	702,569	688,089	-	-	688,089
Accrued interest receivable	2,718	2,718	2,718	-	-
Derivative asset positions	326	326	-	326	-

Financial liabilities:
Deposits	817,966	822,344	-	542,017	280,327
Short-term borrowings	15,405	15,405	-	15,405	-
Other borrowings	7,847	7,847	-	7,847	-
FHLB advances	13,150	13,880	-	13,880	-
Subordinated debt to nonconsolidated
subsidiaries	10,310	10,310	-	10,310	-
Accrued interest payable	510	510	510	-	-
Derivative liability positions	326	326	-	326	-

Note 6 - Fair Value of Financial Instruments (continued)

	December 31, 2011
($ in thousands)		Estimated
	Carrying	Fair
	Value	Value
Financial assets:
Cash and federal funds sold	$ 13,760	$ 13,760
Interest-bearing deposits	81,717	81,717
Securities available for sale	83,653	83,653
Loans, net of allowance for loan losses	737,761	727,714
Accrued interest receivable	3,103	3,103
Derivative asset positions	301	301

Financial liabilities:
Deposits	846,929	851,700
Short-term borrowings	14,384	14,384
Other borrowings	8,581	8,581
FHLB advances	16,653	17,393
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310
Accrued interest payable	687	687
Derivative liability positions	301	301

Note 7 - Reconciliation of Non-GAAP Financial Measures

Below is the reconciliation from GAAP income (loss) before income taxes to the pre-tax core earnings measure that is discussed in Management’s Discussion and Analysis on pages 30-32.

	For the Three Months Ended June 30,		For the
			Six Months Ended
			June 30,
($ in thousands)	2012	2011	2012	2011
Pre-tax core earnings
Income (loss) before income taxes	$ 541	$ (2,667)	$ (1,300)	$ (2,671)
Add: Provision for loan losses	2,540	6,300	7,280	10,660
Add: Losses on foreclosed assets	785	1,115	2,090	1,348
Less: Gain on sale of securities	(23)	(237)	(23)	(455)
Pre-tax core earnings	$ 3,843	$ 4,511	$ 8,047	$ 8,882

Below is the reconciliation from the GAAP measure of book value per share to tangible book value per share.  This ratio is disclosed in the second quarter financial highlights on page 24.

	June 30,
	2012	2011
Tangible book value per share
Book value per share	$ 11.63	$ 11.83
Less: Effect to adjust for intangible assets	0.48	0.51
Tangible book value per share	$ 11.15	$ 11.32

Note 7 - Reconciliation of Non-GAAP Financial Measures (continued)

Below is the reconciliation from the GAAP measure of equity to assets to tangible equity to tangible assets.  This ratio is disclosed in the capital resources section on page 33.

	June 30,
	2012	2011
Tangible equity to tangible assets
Equity to assets	8.79%	8.49%
Less: Effect to adjust for intangible assets	0.33%	0.33%
Tangible equity to tangible assets	8.46%	8.16%

Note 8 - Subsequent Events

Proposed Merger with SCBT Financial Corporation

Subsequent to quarter end, on August 8, 2012, the Company and SCBT Financial Corporation (“SCBT Financial”) jointly announced the entry into a definitive merger agreement, dated as of August 7, 2012, under which SCBT Financial will acquire the Company.

Under the terms of the agreement, the Company’s shareholders will receive 0.2503 shares of SCBT Financial common stock for each share of SAVB common stock.  The stock issuance is valued at approximately $67.1 million in the aggregate, based on 7,199,237 shares of SAVB common stock outstanding and on SCBT Financial’s August 7, 2012 closing stock price of $37.21.

The merger agreement has been unanimously approved by the board of directors of each company.  The transaction is expected to close in the fourth quarter of 2012 and is subject to customary conditions, including approval by both SCBT Financial and SAVB shareholders.  At closing, the Company will be merged into SCBT Financial.

Deferred Tax Assets

As reflected in the Company’s consolidated financial statements for the period ending June 30, 2012, the Company recorded $12.6 million of deferred tax assets (net of deferred taxes on unrealized securities gains/losses).  These tax assets were recorded as a result of temporary book and tax differences and federal and state tax carryforwards.

Accounting standards provide guidance for determining when a company is required to record a valuation allowance against its deferred tax assets. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered, including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carry-forwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of the sources listed. The presence of cumulative losses in recent years is considered significant negative evidence, making it difficult for a company to rely on future taxable income, exclusive of reversing temporary differences and carry-forwards, as a reliable source of taxable income to realize a deferred tax asset.  Judgment is a critical element in making this assessment.  Changes in the valuation allowance that result from favorable changes in those circumstances that cause a change in judgment about the realization of deferred tax assets in future years are recorded through income tax expense.

Note 8 - Subsequent Events (continued)

As a result of entering into the merger agreement, and thus contractually agreeing to forego certain other strategic initiatives that the Company had previously intended to pursue, the positive evidence considered in support of the Company’s use of forecasted future earnings as a source of realizing deferred tax assets became insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position.  In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of deferred tax assets, both positive and negative, that could be objectively verified.  Accordingly, the Company presently expects to record a valuation allowance against its deferred tax assets in the range of $12 to $13 million during the quarter ending September 30, 2012.  The valuation allowance is not reflected in the Company’s consolidated financial statements for the quarter ended June 30, 2012, because, while the Company’s entrance into the merger agreement is a subsequent event for purposes of the quarter ended June 30, 2012, the conditions that the Company considered in determining to record a valuation allowance were not present at any time during the quarter ended June 30, 2012.

As a result, the Company will record the allowance against its deferred tax asset through income tax expense, which will reduce net income on the statement of operations and reduce shareholder’s equity by the same amount. However, this should not have a material effect on the regulatory capital ratios of the Company or its subsidiaries, in that a significant portion of this deferred tax asset was already disallowed for regulatory capital purposes.

In connection with the other strategic initiatives that the Company was pursuing up to and until the time that the Company entered into the merger agreement, the Company prepaid total expenses of approximately $850,000.  As a result of entering into the merger agreement, the Company will expense these amounts during the quarter ending September 30, 2012.

Remainder of Page Intentionally Left Blank

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Company may, from time to time, make written or oral “forward-looking statements” within the meaning of federal securities laws, including statements contained in the Company’s filings with the Securities and Exchange commission (“SEC”) (including this quarterly report on Form 10-Q) and in its reports to shareholders and in other communications by the Company.

These forward-looking statements may include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and which may change based on various factors, many of which are beyond our control.  The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “indicate,” “plan” and similar words are intended to identify expressions of the future.  These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control).  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rates, market and monetary fluctuations; competitors’ products and services; technological changes; cyber security risks; changes in consumer spending and saving habits; deterioration in credit quality; continuing declines in the values of residential and commercial real estate or continuing weakness in the residential and commercial real estate environment generally; risk that our allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures; the concentration in our nonperforming assets by loan type, in certain geographic regions and with affiliated borrowing groups; future availability and cost of capital on favorable terms, if at all; changes in the cost and availability of funding from historical and alternative sources of liquidity; the potential for additional regulatory restrictions on our operations; changes to our reputation; future departures of key personnel; changes to the availability of a deferred tax asset; the possibility that the proposed merger (the “Merger”) with SCBT Financial Corporation (“SCBT Financial”) does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis, or at all; the terms of the proposed Merger may need to be unfavorably modified to satisfy such approvals or conditions; the anticipated benefits from the proposed Merger are not realized in the time frame anticipated or at all as a result of changes in general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations (including changes to capital requirements) and their enforcement, and the degree of competition in the geographic and business areas in which the companies operate; the potential inability to promptly and effectively integrate the businesses of the Company and SCBT Financial; reputational risks and the reaction of the companies’ customers to the proposed Merger; diversion of management time on Merger-related issues; the success of the Company at managing the risks involved in the foregoing; and other factors and other information contained in this Report and in other reports and filings that we make with the SEC, including, without limitation, the items described in Item 1A of the Company’s Annual Report on Form 10-K for December 31, 2011.

The Company cautions that the foregoing list of important risk factors is not exhaustive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company, except as required by law.

Overview

For a comprehensive presentation of the Company’s financial condition at June 30, 2012 and December 31, 2011 and results of operations for the three and six month periods ended June 30, 2012 and 2011, the following analysis should be reviewed with other information including the Company’s December 31, 2011 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
Second Quarter Financial Highlights
 ($ in thousands, except share data)
(Unaudited)

Balance Sheet Data at June 30	2012	2011	% Change
Total assets	$ 952,221	$ 1,002,254	(5.0)
Interest-earning assets (a)	889,197	910,717	(2.4)
Loans	725,345	807,533	(10)
Other real estate owned	16,335	12,125	35
Deposits	817,966	857,482	(4.6)
Interest-bearing liabilities	736,668	817,675	(9.9)
Shareholders' equity	83,714	85,134	(1.7)
Loan to deposit ratio	88.68%	94.17%	(5.8)
Equity to assets	8.79%	8.49%	3.5
Tier 1 capital to risk-weighted assets	11.86%	11.09%	6.9
Total capital to risk-weighted assets	13.14%	12.37%	6.2
Outstanding shares	7,199	7,199	0.0
Book value per share	$ 11.63	$ 11.83	(1.7)
Tangible book value per share	$ 11.15	$ 11.32	(1.5)
Market value per share	$ 4.85	$ 7.41	(35)

Loan Quality Data
Nonaccruing loans	$ 29,417	$ 39,160	(25)
Loans past due 90 days – accruing	161	150	7.3
Net charge-offs	6,421	7,487	(14)
Allowance for loan losses	22,776	23,523	(3.2)
Allowance for loan losses to total loans	3.14%	2.91%	7.9
Nonperforming assets to total assets	4.82%	5.13%	(6.0)

Performance Data for the Second Quarter
Net income (loss)	$ 416	$ (1,492)	128
Return on average assets	0.17%	(0.59)%	129
Return on average equity	1.96%	(6.96)%	128
Net interest margin	3.91%	3.91%	0.0
Efficiency ratio	69.13%	66.18%	4.5
Per share data:
Net income (loss) – basic	$ 0.06	$ (0.21)	129
Net income (loss) – diluted	$ 0.06	$ (0.21)	129
Average shares (000s):
Basic	7,199	7,199	0.0
Diluted	7,199	7,199	0.0
Performance Data for the First Six Months
Net loss	$ (615)	$ (1,366)	55
Return on average assets	(0.13)%	(0.27)%	52
Return on average equity	(1.47)%	(3.18)%	54
Net interest margin	3.91%	3.82%	2.4
Efficiency ratio	70.20%	62.34%	13
Per share data:
Net loss – basic	$ (0.08)	$ (0.19)	58
Net loss – diluted	$ (0.08)	$ (0.19)	58
Average shares (000s):
Basic	7,199	7,199	0.0
Diluted	7,199	7,199	0.0

(a)	Interest-earnings assets do not include the unrealized gain/loss on available for sale investment securities.

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
Critical Accounting Estimates
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three and six month periods ended June 30, 2012 compared with the same periods in 2011.  Throughout this section, The Savannah Bancorp, Inc. and its subsidiaries, collectively, are referred to as "SAVB" or the "Company."  The Company’s wholly-owned subsidiaries include The Savannah Bank, N.A. ("Savannah"), Bryan Bank & Trust (“Bryan”), Minis & Co., Inc. (“Minis”) and SAVB Holdings, LLC (“SAVB Holdings”).  Minis is a registered investment advisory firm and SAVB Holdings was formed for the purpose of holding problem loans and other real estate owned (“OREO”).  The two bank subsidiaries, Savannah and Bryan, are collectively referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, Georgia and, as of June 30, 2012, had eleven banking offices and thirteen ATMs in Savannah, Garden City, Skidaway Island, Whitemarsh Island, Tybee Island, Pooler, and Richmond Hill, Georgia and Hilton Head Island and Bluffton, South Carolina.  The Company also has mortgage lending offices in Savannah and Richmond Hill and an investment management office in Savannah.

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

The primary strategic objectives of the Company are enhancing credit quality and capital ratios as well as growth in loans, deposits, assets under management, product lines and service quality in existing markets, which result in enhanced shareholder value.

Proposed Merger with SCBT Financial Corporation

On August 7, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SCBT Financial.  The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, the Company will merge with and into SCBT Financial, with SCBT Financial continuing as the surviving corporation.  Immediately following the closing of the Merger (the “Closing”), Savannah and Bryan will merge with and into SCBT (the “Bank Merger”), a South Carolina banking corporation and wholly-owned subsidiary of SCBT Financial (the “Buyer Bank”), with Buyer Bank continuing as the surviving bank following the Bank Merger.  The Merger Agreement was unanimously approved by the board of directors of each of the Company and SCBT Financial.

At the Closing of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive 0.2503 shares of common stock of SCBT Financial (“SCBT Common Stock”), subject to the payment of cash in lieu of fractional shares of SCBT Common Stock.

The Merger Agreement contains customary representations and warranties from the Company and SCBT Financial, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of the Company’s businesses during the interim period between the execution of the Merger Agreement and the closing, (2) each party’s obligations to facilitate its shareholders’ consideration of, and voting upon, the necessary approval in connection with the Merger, (3) the recommendation by the board of directors of each party in favor of the necessary approval by its shareholders, (4) the Company’s non-solicitation obligations relating to alternative business combination transactions, and (5) SCBT Financial’s obligation to establish an advisory board consisting of the current directors of the Company, and the obligation of such directors to enter into advisory board member agreements.

Completion of the Merger is subject to certain customary conditions, including (1) approval of the Merger Agreement by the Company’s shareholders and of the share issuance by SCBT Financial’s shareholders, (2) receipt of required regulatory approvals, (3) the absence of any law or order prohibiting the consummation of the Merger, (4) approval of the listing on the Nasdaq Global Market of the SCBT Common Stock to be issued in the Merger and (5) the effectiveness of the registration statement for the SCBT Common Stock to be issued in the Merger.  Each party’s obligation to complete the Merger is also subject to certain additional customary conditions.

The Merger Agreement provides certain termination rights for both the Company and SCBT Financial and further provides that upon termination of the Merger Agreement under certain circumstances, SCBT Financial or the Company will be obligated to pay the Company, or SCBT Financial, as applicable, a termination fee of $2,600,000.

For a further description of the Merger and the Merger Agreement, please see the Company’s Current Report on Form 8-K, filed with the SEC on August 10, 2012, and the Merger Agreement, which is attached as Exhibit 2.1 to the Current Report.

Deferred Tax Assets

As a result of entering into the Merger Agreement, and thus contractually agreeing to forego certain other strategic initiatives that the Company had previously intended to pursue, the positive evidence considered in support of the Company’s use of forecasted future earnings as a source of realizing deferred tax assets became insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position.  In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of deferred tax assets, both positive and negative, that could be objectively verified.  Accordingly, the Company presently expects to record a valuation allowance against its deferred tax assets in the range of $12 to $13 million during the quarter ending September 30, 2012.  The valuation allowance is not reflected in the Company’s consolidated financial statements for the quarter ended June 30, 2012, because, while the Company’s entrance into the Merger Agreement is a subsequent event for purposes of the quarter ended June 30, 2012, the conditions that the Company considered in determining to record a valuation allowance were not present at any time during the quarter ended June 30, 2012.

As a result, the Company will record the allowance against its deferred tax asset through income tax expense, which will reduce net income on the statement of operations and reduce shareholder’s equity by the same amount.  However, this should not have a material effect on the regulatory capital ratios of the Company or its subsidiaries, in that a significant portion of this deferred tax asset was already disallowed for regulatory capital purposes.

In connection with the other strategic initiatives that the Company was pursuing up to and until the time that the Company entered into the Merger Agreement, the Company prepaid total expenses of approximately $850,000.  As a result of entering into the Merger Agreement, the Company will expense these amounts during the quarter ending September 30, 2012.

Please see Note 8 to the Company’s consolidated financial statements for additional discussion of the deferred tax assets.

Critical Accounting Estimates

Allowance for Loan Losses

The Company considers its policies regarding the allowance for loan losses to be its most critical accounting estimate due to the significant degree of management judgment involved.  The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the allowance reflects management's opinion of the adequate level needed to absorb probable losses inherent in the loan portfolio at June 30, 2012.  The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, recent charge-off levels, known loan deteriorations and concentrations of credit.  Other factors affecting the allowance include market interest rates, loan sizes, portfolio maturity and composition, collateral values and general economic conditions.  Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the amount of the allowance.

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

The allowance for loan losses totaled $22,776,000, or 3.14 percent of total loans, at June 30, 2012.  This is compared to an allowance of $21,917,000, or 2.89 percent of total loans, at December 31, 2011.  For the six months ended June 30, 2012, the Company reported net charge-offs of $6,421,000 compared to net charge-offs of $7,487,000 for the same period in 2011.  During the first half of 2012 and 2011, a provision for loan losses of $7,280,000 and $10,660,000, respectively, was added to the allowance for loan losses.  Both net charge-offs and the provision for loan losses have remained elevated in 2012.  The decline in the provision for loan losses during the first six months of 2012 compared to the same period in 2011 were primarily due to lower real estate related charge-offs.   Although the local real estate markets continue to show weakness, the Company’s levels of nonperforming assets and past due loans have improved as shown in Table 1.  From December 31, 2011, nonperforming assets have declined $9.3 million, or 17 percent, to $46 million.  This improvement in asset quality during the first six months of 2012 is one of the main reasons for the decline in net charge-offs and the provision for loan losses.

The Company's nonperforming assets consist of loans on nonaccrual status, loans which are contractually past due 90 days or more on which interest is still being accrued, and OREO.  Nonaccrual loans of $29,417,000 and loans past due 90 days or more of $161,000 totaled $29,578,000, or 4.08 percent of gross loans, at June 30, 2012.  Nonaccrual loans of $34,668,000 and loans past due 90 days or more and still accruing interest of $213,000 totaled $34,881,000, or 4.59 percent of gross loans, at December 31, 2011.  Generally, loans are placed on nonaccrual status when the collection of the principal or interest in full becomes doubtful.  Management typically writes down a loan through a charge to the allowance when it determines the loan is impaired.  Nonperforming assets also included $16,335,000 and $20,332,000 of OREO at June 30, 2012 and December 31, 2011, respectively.  Management is aggressively pricing and marketing the OREO.

Impaired loans, which include loans modified in troubled debt restructurings, totaled $42,497,000 and $51,711,000 at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 impaired loans consisted primarily of $16.8 million of improved residential real estate-secured loans and $19.0 million of land, lot, and construction and development related loans.  Less than one percent of the impaired loans are unsecured.  The largest impaired relationship consists of four loans totaling $5.1 million to a residential developer in the Bluffton/Hilton Head Island, South Carolina market.  The loans are secured by residential land and lots and are on nonaccrual status and moving towards foreclosure.  Approximately $2,763,000 has already been charged-off on this loan relationship and an additional $2,251,000 of the allowance was allocated as a specific reserve.  The second largest impaired loan relationship consists of one loan totaling $2.8 million to a residential developer in the Oconee County, Georgia market and secured by 105 improved residential lots and 110 acres of unimproved residential land.  The total loan balance is $10.6 million; however, $7.8 million is participated to other financial institutions.  The loan is current and on accrual status and has $1,250,000 of the allowance allocated as a specific reserve.  The third largest impaired loan relationship consists of four loans totaling $2.2 million to a residential developer in the Effingham County, Georgia market.  These loans are currently on nonaccrual status and are secured by residential land, lots and completed 1-4 family properties.  The Company charged-off $1,500,000 on this relationship in 2010 and still has approximately $1,000,000 of the allowance allocated as a specific reserve and $49,000 allocated as a general reserve.  The fourth largest impaired loan relationship consists of one loan for $2.0 million that is secured by a rental home in Bryan County, Georgia.  This loan is a troubled debt restructuring that is performing as agreed.  No specific reserves have been applied to the relationship but the Company does have approximately $47,000 allocated as a general reserve.  The fifth largest impaired loan relationship consists of four loans totaling approximately $2.0 million that is secured by residential raw land and an improved commercial lot in Chatham County, Georgia.  These loans are currently on nonaccrual status and the Company charged-off approximately $900,000 on this relationship during 2011 and 2012.  At December 31, 2011, the Company had a commercial loan relationship totaling approximately $4.5 million that was on nonaccrual status and considered impaired.  During the first quarter of 2012, based upon borrower performance and improved cash flows, this loan relationship was placed back on accrual status and is no longer considered impaired.

The Company continues to devote significant internal and external resources to managing the past due and classified loans.  The Company has performed extensive internal and external loan review procedures and analyses on the loan portfolio.  The Company charges-down loans as appropriate before the foreclosure process is complete and often before they are past due.

If the allowance for loan losses had changed by five percent, the effect on net income would have been approximately $705,000.  If the allowance had to be increased by this amount, it would not have changed the Company’s or Savannah’s status as well-capitalized financial institutions.  Bryan is considered adequately capitalized due to its Consent Order (“Order”) with its regulators and is currently below the 8.00 percent Tier 1 leverage ratio that it has agreed with the regulators to maintain.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, length of time the properties have been held, and the Company’s ability and intention with regard to continued ownership of the properties.  The Company may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other than temporary deterioration in market conditions.

Table 1 – Allowance for Loan Losses and Nonperforming Assets

	2012		2011
	Second	First	Fourth	Third	Second
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses
Balance at beginning of period	$ 22,396	$ 21,917	$ 22,854	$ 23,523	$ 22,363
Provision for loan losses	2,540	4,740	6,510	2,865	6,300
Net charge-offs	(2,160)	(4,261)	(7,447)	(3,534)	(5,140)
Balance at end of period	$ 22,776	$ 22,396	$ 21,917	$ 22,854	$ 23,523

As a % of loans	3.14%	3.01%	2.89%	2.90%	2.91%
As a % of nonperforming loans	77.00%	68.66%	62.83%	53.72%	59.84%
As a % of nonperforming assets	49.61%	44.61%	39.70%	38.30%	45.73%

Net charge-offs as a % of average loans (a)	1.80%	2.27%	2.41%	1.84%	2.65%

Nonperforming assets
Nonaccruing loans	$ 29,417	$ 30,742	$ 34,668	$ 41,689	$ 39,160
Loans past due 90 days – accruing	161	1,876	213	851	150
Total nonperforming loans	29,578	32,618	34,881	42,540	39,310
Other real estate owned	16,335	17,589	20,332	17,135	12,125
Total nonperforming assets	$ 45,913	$ 50,207	$ 55,213	$ 59,675	$ 51,435

Loans past due 30-89 days	$ 5,364	$ 4,701	$ 15,132	$ 13,096	$ 17,013

Nonperforming loans as a % of loans	4.08%	4.39%	4.59%	5.39%	4.87%
Nonperforming assets as a % of loans
and other real estate owned	6.19%	6.60%	7.08%	7.41%	6.28%
Nonperforming assets as a % of assets	4.82%	5.17%	5.60%	6.04%	5.13%

(a) Annualized

Results of Operations

Second Quarter, 2012 Compared to the Second Quarter, 2011

The Company reported net income for the second quarter 2012 of $416,000, compared to a net loss of $1,492,000 in the second quarter 2011.  Net income per diluted share was 6 cents in the second quarter 2012 compared to a net loss per diluted share of 21 cents in the second quarter 2011.  The quarter over quarter increase in earnings resulted primarily from decreases in losses on sales and write-downs of foreclosed assets and in the provision for loan losses, which were partially offset by lower net interest income.  Return on average equity was 1.96 percent, return on average assets was 0.17 percent and the efficiency ratio was 69.13 percent in the second quarter 2012.  Pre-tax core earnings decreased $668,000, or 15 percent, to $3,843,000 in the second quarter of 2012 compared to the second quarter of 2011.  The schedule below reconciles the income (loss) before income taxes to the pre-tax core earnings.

	For the
	Three Months Ended
	June 30,
($ in thousands)	2012	2011
Income (loss) before income taxes	$ 541	$ (2,667)
Add: Provision for loan losses	2,540	6,300
Add: Losses on foreclosed assets	785	1,115
Less: Gain on sale of securities	(23)	(237)
Pre-tax core earnings	$ 3,843	$ 4,511

Second quarter average interest-earning assets decreased 6.6 percent to $867 million in 2012 from $928 million in 2011.  Second quarter net interest income was $8,435,000 in 2012 compared to $9,035,000 in 2011, a 6.6 percent decrease.  Second quarter average accruing loans were $704 million in 2012 compared to $777 million in 2011, a 9.5 percent decrease.  Average deposits were $819 million in the second quarter of 2012 versus $879 million in 2011, a decrease of 6.9 percent.  Shareholders' equity was $83.7 million at June 30, 2012 compared to $85.1 million at June 30, 2011.  The Company's total capital to risk-weighted assets ratio was 13.14 percent at June 30, 2012, which exceeds the 10 percent required by the regulatory agencies to maintain well-capitalized status.

During the second quarter of 2012, net interest income declined $600,000, or 6.6 percent, compared to the same period in 2011.  Net interest income decreased primarily due to a lower level of interest-earning assets, particularly accruing loans.  The $74 million decline in average accruing loans was due to normal pay downs, charge-offs and weakened demand for new loans.  Although net interest income declined, the second quarter net interest margin remained stable at 3.91 percent in 2012 and 2011.  As shown in Table 3, the yield on earning assets declined 30 basis points to 4.67 percent during the second quarter of 2012 compared to the second quarter of 2011.  This decline was mainly due to the Company holding, on average, $47 million more in lower yielding interest-bearing deposits and $74 million less in higher yielding accruing loans.  However, the decline in the yield on interest-earning assets was offset by a 30 basis point decline in the cost of interest-bearing liabilities.  This decline was primarily due to the re-pricing of time deposits and money market accounts in the current low interest rate environment along with a reduction in higher cost time deposits.  Average time deposits declined approximately $63 million from the quarter ended June 30, 2011 to the quarter ended June 30, 2012.

On a linked quarter basis, the net interest margin declined one basis point when compared to the first quarter of 2012.  The Company continues to aggressively manage the pricing on deposits and the use of wholesale funds to augment the net interest margin.

Second quarter provision for loan losses was $2,540,000 for 2012 compared to $6,300,000 in 2011.  Second quarter net charge-offs were $2,160,000 for 2012 compared to $5,140,000 in 2011.  The decline in the provision for loan losses during the second quarter of 2012 compared to the same period in 2011 was primarily due to improvements in asset quality trends and lower real estate related charge-offs.  Although the local real estate markets continue to show weakness, the Company’s levels of nonperforming assets and past due loans have improved as shown in Table 1.  From June 30, 2011 to June 30, 2012, nonperforming assets declined $5.5 million, or 11 percent, to $46 million.  This improvement in asset quality is one of the main contributors to the decline in net charge-offs and the provision for loan losses.

Noninterest income decreased $163,000, or 9.5 percent, in the second quarter of 2012 versus 2011.  This decrease was primarily related to a decline in gain on sale of securities of $214,000 in 2012 compared to 2011 partially offset by an increase in other operating income of $73,000 or 20 percent.  The increase in other operating income during the second quarter of 2012 compared to 2011 was due primarily to increases in rental income from premises and OREO and from fees related to ATMs and debit cards.

Noninterest expense decreased $211,000, or 3.0 percent, to $6,898,000 during the second quarter of 2012 as compared to the same period in 2011.  This decrease was mainly due to a $330,000, or 30 percent, decrease in losses on sales of foreclosed assets in the second quarter of 2012 as compared to the same quarter in 2011. While the local real estate market has not fully stabilized at this point, the Company has experienced lower losses on sales of OREO in 2012 when compared to 2011.

The second quarter income tax expense was $125,000 in 2012 compared to an income tax benefit of $(1,175,000) in 2011.  The effective tax rates in the second quarters of 2012 and 2011 were 23 percent and 44 percent, respectively.  The variance in the effective tax rates was due to the effect of income tax credits and other permanent differences.  The Company evaluates its deferred tax assets every quarter.  See Note 8 to the Company’s consolidated financial statements for additional discussion of the deferred tax assets.

First Six Months, 2012 Compared to the First Six Months, 2011

The Company reported a net loss for the first six months of 2012 of $615,000, compared to a net loss of $1,366,000 in the first six months of 2011.  Net loss per diluted share was 8 cents in the first six months of 2012 compared to a net loss per diluted share of 19 cents in the first half of 2011.  The decrease in the net loss in the first six months of 2012 compared to the same period in 2011 resulted primarily from a decrease in the provision for loan losses partially offset by a decrease in net interest income and an increase in noninterest expense.  Return on average equity was (1.47) percent, return on average assets was (0.13) percent and the efficiency ratio was 70.20 percent in the first six months of 2012.  Pre-tax core earnings decreased $835,000, or 9.4 percent, to $8,047,000 in the first six months of 2012 compared to the same period in 2011.  The schedule below reconciles the loss before income taxes to the pre-tax core earnings.

	For the
	Six Months Ended
	June 30,
($ in thousands)	2012	2011
Loss before income taxes	$ (1,300)	$ (2,671)
Add: Provision for loan losses	7,280	10,660
Add: Losses on foreclosed assets	2,090	1,348
Less: Gain on sale of securities	(23)	(455)
Pre-tax core earnings	$ 8,047	$ 8,882

Average interest-earning assets in the first six months decreased 7.7 percent to $873 million in 2012 from $945 million in 2011.  Net interest income was $17,005,000 in the first six months of 2012 compared to $17,879,000 in 2011, a 4.9 percent decrease.  Average accruing loans were $710 million in first six months of 2012 compared to $782 million in 2011, a 9.2 percent decrease.  Average deposits were $828 million in the first half of 2012 versus $896 million in 2011, a decrease of 7.6 percent.

During the first six months of 2012, net interest income declined $874,000, or 4.9 percent, compared to the same period in 2011.  Net interest income decreased primarily due to a lower level of interest-earning assets, particularly accruing loans.  The $72 million decline in average accruing loans was due to normal pay downs, charge-offs and weakened demand for new loans.  Although net interest income declined, the net interest margin increased to 3.91 percent in the first six months of 2012 compared to 3.82 percent during the same period in 2011.  As shown in Table 4, the increase in the net interest margin was mainly due to a lower cost on interest-bearing deposits.  The cost of interest-bearing deposits decreased to 0.80 percent in the first six months of 2012 from 1.12 percent for the same period in 2011, primarily due to the re-pricing of time deposits and money market accounts in the current low interest rate environment along with a reduction in higher cost time deposits.  Average time deposits declined approximately $69 million from the six months ended June 30, 2011 to the six months ended June 30, 2012.  The improvement in the cost of interest-bearing deposits was somewhat offset by a decline in the yield on earning assets from 4.93 percent in the first half of 2011 to 4.72 percent in the first half of 2012 due to the Company holding, on average, $43 million more in lower yielding interest-bearing deposits and $72 million less in higher yielding accruing loans.

The provision for loan losses was $7,280,000 during the first half of 2012, compared to $10,660,000 in the first half of 2011.  Net charge-offs in the first half of 2012 were $6,421,000 compared to $7,487,000 in the first half of 2011.  The decline in the provision for loan losses during the first six months of 2012 compared to the same period in 2011 was primarily due to improvements in asset quality trends and lower real estate related charge-offs.   Although the

local real estate markets continue to show weakness, the Company’s levels of nonperforming assets and past due loans have improved as shown in Table 1.  From December 31, 2011, nonperforming assets have declined $9.3 million, or 17 percent, to $46 million.

Noninterest income decreased $270,000, or 8.1 percent, in the first six months of 2012 versus 2011.  This decrease was primarily related to a decline in gain on sale of securities of $432,000 in the first half of 2012 compared to the same period in 2011.  This decline was partially offset by an increase in other operating income of $162,000 or 22 percent.  The increase in other operating income during the first half of 2012 compared to 2011 was due primarily to increases in rental income from OREO of approximately $60,000 and from fees related to ATMs and debit cards of approximately $60,000.

Noninterest expense increased $865,000, or 6.5 percent, to $14,087,000 during the first six months of 2012 as compared to the same period in 2011.  This increase was mainly due to a $742,000, or 55 percent, increase in losses on sales and write-downs of foreclosed assets to $2.1 million in the first half of 2012 as compared to $1.3 million in 2011. Write-downs on two OREO properties accounted for approximately $776,000 of the loss in 2012.  In addition, the Company has experienced increased activity related to foreclosed properties in 2012 compared to 2011 as the average OREO balance increased 37 percent to $19 million in the first six months of 2012 from $14 million in 2011.

The income tax benefit was $685,000 in the first half of 2012 compared to an income tax benefit of $1,305,000 in the first half of 2011.  The effective tax rates in the first half of 2012 and 2011 were 53 percent and 49 percent, respectively.  The elevated levels of the effective tax rates were due to the effect of income tax credits and other permanent differences.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  Total assets were $952 million and $985 million at June 30, 2012 and December 31, 2011, respectively, a decrease of $33 million or 3.4 percent.  Loans decreased $34 million, or 4.5 percent, during the first six months of 2012.  The Company experienced normal pay downs and significant charge-offs on loans during the first half of 2012 while demand for new loans was weak.  Cash and cash equivalents and investment securities increased $6.4 million, or 3.6 percent, to $186 million during the first six months of 2012.  The Company allowed certain higher cost time deposits to run-off with the weak loan demand and as such, deposits declined $29 million, or 3.4 percent, from $847 million at December 31, 2011 to $818 million at June 30, 2012.

Average total assets decreased approximately $71 million, or 6.9 percent, during the first six months of 2012 compared to the same period in 2011.  The Company held $72 million less in average accruing loans in the first half of 2012 compared to the same period in 2011.  The decline in loans during 2012 compared to 2011 was due to normal pay downs, charge-offs and weak demand for new loans.

The Company has classified all investment securities as available for sale.  Lower short-term interest rates resulted in an overall net unrealized gain of $2.2 million in the investment portfolio at June 30, 2012.  The unrealized gain or loss amounts are included in shareholders’ equity as accumulated other comprehensive income, net of tax.  The Company’s investment portfolio was essentially flat at June 30, 2012 compared to December 31, 2011.  The Company purchased $24 million in investment securities during the first half of 2012 to replace $12 million in securities sold and $8 million in maturities and principal collections from its portfolio.

Deposits were down $29 million during the first six months of 2012 to $818 million at June 30, 2012.  The Company decided not to renew certain higher cost time deposits in order to reduce excess liquidity and improve the Company’s net interest margin with the weakened loan demand.  Time deposits declined $41 million, or 13 percent, during the first half of 2012.  At June 30, 2012, the Company had $89 million in brokered and internet deposits which included $27 million in institutional money market accounts.  This was down approximately $27 million, or 23 percent, from December 31, 2011 when the Company had $116 million in brokered and internet deposits.  At June 30, 2012 and December 31, 2011, brokered time deposits included $16 million and $22 million, respectively, of reciprocal deposits from the Company’s local customers that are classified as brokered because they are placed in the CDARS network for deposit insurance purposes.  As of June 30, 2012, the Subsidiary Banks are under agreements with their primary regulators that restrict their availability of brokered deposits.  Savannah is allowed to maintain up to $35 million in institutional money market accounts and $40 million in reciprocal deposits through the CDARS network but all other brokered deposits cannot be renewed.  Bryan cannot issue or renew any brokered deposits.

Capital Resources

The Subsidiary Banks’ primary regulators have adopted capital requirements that specify the minimum capital level for which no prompt corrective action is required.  In addition, the Federal Deposit Insurance Corporation (“FDIC”) has adopted FDIC insurance assessment rates based on certain “well-capitalized” risk-based and equity capital ratios.  Failure to meet minimum capital requirements can result in the initiation of certain actions by the regulators that, if undertaken, could have a material effect on the Company’s and the Subsidiary Banks’ financial statements and condition.  As of June 30, 2012, the Company and Savannah were categorized as “well-capitalized” under the regulatory framework for prompt corrective action in the most recent notification from the FDIC.  In the first quarter of 2012, Bryan entered into an Order with their regulator which includes a capital provision requiring Bryan to maintain a Tier 1 Leverage Ratio of not less than 8.00 percent and a Total Risk-based Capital Ratio of not less than 10.00 percent.  As a result of this capital provision, Bryan is automatically classified as “adequately capitalized” for regulatory purposes.  As of June 30, 2012, Bryan has a Tier 1 Leverage Ratio of 7.88 percent which is below the requirement set by the Order.  However, Bryan’s Leverage Ratio did increase 31 basis points in the second quarter 2012 on a linked quarter basis.  The Company is evaluating its options to bring Bryan into compliance with this stipulation.  Savannah has agreed with its primary regulator to maintain a Tier 1 Leverage Ratio of not less than 8.00 percent and a Total Risk-based Capital Ratio of not less than 12.00 percent and is currently in compliance with the agreement.

Total tangible equity capital for the Company was $80.3 million, or 8.46 percent of total tangible assets at June 30, 2012.  The table below shows the regulatory capital amounts and ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

					Well-
($ in thousands)	Company	Savannah	Bryan	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 81,209	$ 62,520	$ 18,421	-	-
Total capital	89,941	68,965	20,570	-	-

Leverage Ratios
Tier 1 capital to average assets	8.60%	8.92%	7.88%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk-weighted assets	11.86%	12.30%	10.98%	4.00%	6.00%
Total capital to risk-weighted assets	13.14%	13.56%	12.26%	8.00%	10.00%

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

During the first six months of 2012, portfolio loans decreased $34 million to $725 million while deposits decreased $29 million to $818 million.  The loan to deposit ratio was 89 percent at June 30, 2012, which is down slightly from 90 percent at December 31, 2011.   Cash and cash equivalents and investment securities increased $6.4 million, or 3.6 percent, during the first six months of 2012 to $186 million.  During the first six months of 2012, the Company allowed some of its brokered and higher cost time deposits to run-off in order to reduce excess liquidity and improve the net interest margin with the weakened loan demand.

In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the Federal Home Loan Bank of Atlanta (“FHLB”), temporary federal funds purchased lines with correspondent banks and non-local institutional and internet deposits.  Contingency funding and liquidity sources include the ability to sell loans, or participations in certain loans, to investors and borrowings from the Federal Reserve Bank (“FRB”) discount window.  As of June 30, 2012, the Subsidiary Banks are under agreements with their primary regulators that restrict their availability of brokered deposits.

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB.  Under these agreements, the Subsidiary Banks have pledged certain 1-4 family first mortgage loans, commercial real estate loans, home equity lines of credit and second mortgage residential loans.  The Subsidiary Banks’ individual borrowing limits range from 20 to 25 percent of assets.  In the aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $106 million with the FHLB of which $13.2 million was advanced and $16.0 million was used as collateral for FHLB Letters of Credit at June 30, 2012.  These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks.  The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide approximately $20 million of funding needs for 30-60 days.  Savannah has been approved to access the FRB discount window to borrow on a secured basis at 50 basis points over the Federal Funds Target Rate.  Bryan is eligible for the Secondary Credit program at 100 basis points over the Federal Funds Target Rate.  The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested.  The Subsidiary Banks have also been approved by the FRB to use the borrower-in-custody of collateral arrangement.  This temporary liquidity arrangement allows collateral to be maintained at the Subsidiary Banks rather than being delivered to the FRB or a third-party custodian.  At June 30, 2012, the Company had secured borrowing capacity of $100 million with the FRB and no amount outstanding.

In addition, SAVB Holdings has a loan with a principal balance of $7,847,000 as of June 30, 2012 in favor of Lewis Broadcasting Corporation (“LBC”), as evidenced by an Amended and Restated Promissory Note dated June 13, 2012 (the “Promissory Note”).  In connection with the proposed Merger, LBC (i) has agreed to waive any outstanding breaches or defaults under the Promissory Note, as well as any breach or default that may arise as a result of the execution and delivery of the Merger Agreement or the consummation of the transactions contemplated thereby, provided that any accrued and unpaid interest on the Promissory Note will be paid by December 31, 2012 and (ii) has agreed that prior to September 29, 2012, the maturity date of the Promissory Note, LBC will extend the term and maturity date until September 29, 2013, with the waiver and agreement to extend the Promissory Note terminating if the Merger Agreement is terminated.  Pursuant to the Merger Agreement, upon the effectiveness of the Merger, SCBT Financial will repay all outstanding principal and accrued but unpaid interest owed to LBC pursuant to the Promissory Note.

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

The Company’s cash flow, maturity and repricing gap at June 30, 2012 was $177 million at one year, or 20.4 percent of total interest-earning assets.  At December 31, 2011 the gap at one year was $166 million, or 16.8 percent of total interest-earning assets.  Interest-earning assets with maturities over five years totaled approximately $39 million, or 4.5 percent of total interest-earning assets at June 30, 2012.  See Table 2 for cash flow, maturity and repricing gap.  The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income.  However, interest-earning assets with maturities and/or repricing dates over five years may expose the Company to significant interest rate risk, a component of which is the effect changes in interest rates may have on the market value of the assets.

The Company continues to be asset-sensitive within the 90 day and one year time frame which usually means that if rates increase then net interest income and the net interest margin increase and if rates decrease then net interest income and the net interest margin decrease.  However, over the past twelve months, interest rates have basically remained flat if not declined slightly, and the net interest margin increased in the first six months of 2012 compared to the same period in 2011.  During the first six months of 2012 compared to the same period in 2011 the decline in the Company’s cost of interest-bearing deposits more than offset the decline in the yield on interest-earning assets.

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

Table 2 – Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of June 30, 2012:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	Months	Years	Years	Years	Total
Interest-earning assets
Investment securities	$ -	$ 8,456	$ 14,723	$ 25,456	$ 16,499	$ 21,531	$ 86,665
Federal funds sold	340	-	-	-	-	-	340
Interest-bearing deposits	80,447	-	1,941	1,675	-	-	84,063
Loans - fixed rates	-	115,078	144,803	169,118	30,802	16,417	476,218
Loans - variable rates	-	211,039	7,183	574	264	651	219,711
Total interest-earnings assets	80,787	334,573	168,650	196,823	47,565	38,599	866,997
Interest-bearing liabilities
NOW and savings	-	8,650	17,299	43,248	51,897	51,898	172,992
Money market accounts	-	59,124	74,896	42,798	64,197	-	241,015
Time deposits	-	85,706	127,860	47,556	14,528	299	275,949
Short-term borrowings	15,405	-	-	-	-	-	15,405
Other borrowings	-	7,847	-	-	-	-	7,847
FHLB advances	-	-	6	3,011	11	10,122	13,150
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	15,405	171,637	220,061	136,613	130,633	62,319	736,668
Gap-Excess assets (liabilities)	65,382	162,936	(51,411)	60,210	(83,068)	(23,720)	130,329
Gap-Cumulative	$ 65,382	$ 228,318	$ 176,907	$ 237,117	$ 154,049	$ 130,329	$ 130,329
Cumulative sensitivity ratio *	5.24	2.22	1.43	1.44	1.23	1.18	1.18

* Cumulative interest-earning assets / cumulative interest-bearing liabilities

Table 3 – Average Balance Sheet and Rate/Volume Analysis – Second Quarter, 2012 and 2011

The following table presents consolidated average balances of the Company, the taxable-equivalent interest earned and the interest paid during the second quarter of 2012 and 2011.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
06/30/12	06/30/11	06/30/12	06/30/11		06/30/12	06/30/11	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 82,750	$ 35,785	0.29	0.30	Interest-bearing deposits	$ 59	$ 27	$ 32	$ (1)	$ 33
74,084	108,408	2.56	2.85	Investments - taxable (d)	472	770	(298)	(78)	(220)
5,788	6,361	4.44	4.48	Investments - non-taxable (d)	64	71	(7)	(1)	(6)
670	595	0.00	0.67	Federal funds sold	-	1	(1)	(1)	-
703,574	777,167	5.41	5.48	Loans (c)	9,493	10,623	(1,130)	(136)	(994)
866,866	928,316	4.67	4.97	Total interest-earning assets	10,088	11,492	(1,404)	(217)	(1,187)
88,376	90,008			Noninterest-earning assets
$ 955,242	$1,018,324			Total assets

				Liabilities and equity
				Deposits
$ 145,104	$ 40,593	0.16	0.29	NOW accounts	58	100	(42)	(46)	4
22,569	21,169	0.07	0.15	Savings accounts	4	8	(4)	(4)	-
217,110	235,375	0.86	1.11	Money market accounts	466	654	(188)	(147)	(41)
27,629	40,527	0.29	0.51	MMA - institutional	20	52	(32)	(22)	(10)
127,794	163,689	1.16	1.61	Time deposits, $100M or more	368	657	(289)	(184)	(105)
41,608	43,599	0.72	0.81	Time deposits, broker	75	88	(13)	(10)	(3)
116,190	141,114	1.15	1.49	Other time deposits	332	523	(191)	(120)	(71)
698,004	786,066	0.76	1.06	Total interest-bearing deposits	1,323	2,082	(759)	(532)	(227)
24,337	23,545	2.79	3.49	Short-term/other borrowings	169	205	(36)	(41)	5
14,266	14,788	2.05	2.33	FHLB advances	73	86	(13)	(10)	(3)
10,310	10,310	3.11	2.96	Subordinated debt	80	76	4	4	-
				Total interest-bearing
746,917	834,709	0.88	1.18	liabilities	1,645	2,449	(804)	(579)	(225)
120,532	93,049			Noninterest-bearing deposits
3,730	4,529			Other liabilities
84,063	86,037			Shareholders' equity
$ 955,242	$1,018,324			Liabilities and equity
		3.79	3.79	Interest rate spread
		3.91	3.91	Net interest margin
				Net interest income	$ 8,443	$ 9,043	$ (600)	$ 362	$ (962)
$ 119,949	$ 93,607			Net earning assets
$ 818,536	$879,115			Average deposits
		0.65	0.95	Average cost of deposits
86%	88%			Average loan to deposit ratio (c)

(a)
This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b)	The taxable equivalent adjustment of $8 in the second quarter of 2012 and 2011 results from tax exempt income less non-deductible TEFRA interest expense.
(c)	Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.
(d)	Average investment securities do not include the unrealized gain/loss on available for sale investment securities.

Table 4 – Average Balance Sheet and Rate/Volume Analysis – First Six Months, 2012 and 2011

The following table presents consolidated average balances of the Company, the taxable-equivalent interest earned and the interest paid during the first six months of 2012 and 2011.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
YTD	YTD	YTD	YTD		YTD	YTD	Vari-
06/30/12	06/30/11	06/30/12	06/30/11		06/30/12	06/30/11	ance	Rate	Volume
($ in thousands)		(%)			($ in thousands)			($ in thousands)
				Assets
$ 81,249	$ 38,678	0.26	0.31	Interest-bearing deposits	$ 107	$ 59	$ 48	$ (10)	$ 58
74,776	116,911	2.55	2.72	Investments - taxable (d)	950	1,576	(626)	(99)	(527)
5,809	6,627	4.42	4.41	Investments - non-taxable (d)	128	145	(17)	-	(17)
586	647	0.34	0.62	Federal funds sold	1	2	(1)	(1)	-
710,148	782,364	5.46	5.50	Loans (c)	19,338	21,323	(1,985)	(156)	(1,829)
872,568	945,227	4.72	4.93	Total interest-earning assets	20,524	23,105	(2,581)	(265)	(2,316)
92,523	90,967			Noninterest-earning assets
$ 965,091	$ 1,036,194			Total assets

				Liabilities and equity
				Deposits
$ 143,772	$139,955	0.17	0.31	NOW accounts	120	212	(92)	(98)	6
21,750	20,761	0.07	0.18	Savings accounts	8	19	(11)	(11)	-
220,472	235,342	0.90	1.19	Money market accounts	988	1,388	(400)	(340)	(60)
29,826	41,316	0.30	0.53	MMA - institutional	44	109	(65)	(47)	(18)
132,963	170,933	1.21	1.66	Time deposits, $100M or more	800	1,408	(608)	(384)	(224)
44,646	46,549	0.74	0.84	Time deposits, broker	165	194	(29)	(23)	(6)
119,025	148,428	1.19	1.54	Other time deposits	709	1,135	(426)	(259)	(167)
712,454	803,284	0.80	1.12	Total interest-bearing deposits	2,834	4,465	(1,631)	(1,163)	(468)
23,463	24,472	2.99	3.46	Short-term/other borrowings	350	420	(70)	(57)	(13)
15,460	15,243	2.04	2.32	FHLB advances	157	175	(18)	(21)	3
10,310	10,310	3.15	2.93	Subordinated debt	162	150	12	11	1
				Total interest-bearing
761,687	853,309	0.92	1.23	liabilities	3,503	5,210	(1,707)	(1,230)	(477)
115,137	92,366			Noninterest-bearing deposits
3,652	3,797			Other liabilities
84,615	86,722			Shareholders' equity
$ 965,091	$1,036,194			Liabilities and equity
		3.80	3.70	Interest rate spread
		3.91	3.82	Net interest margin
				Net interest income	$ 17,021	$ 17,895	$ (874)	$ 965	$ (1,839)
$ 110,881	$ 91,918			Net earning assets
$ 827,591	$895,650			Average deposits
		0.69	1.01	Average cost of deposits
86%	87%			Average loan to deposit ratio (c)

(a)
This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities.  Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b)	The taxable equivalent adjustment of $16 in the first six months of 2012 and 2011 results from tax exempt income less non-deductible TEFRA interest expense.
(c)	Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.
(d)	Average investment securities do not include the unrealized gain/loss on available for sale investment securities.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers.  At June 30, 2012, the Company had unfunded commitments to extend credit of $67 million and outstanding letters of credit of $4 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

Table 5 – Payment Obligations under Long-term Contracts

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances	$ 13,150	$ -	$ 3,000	$ -	$ 10,150
Subordinated debt	10,310	-	-	-	10,310
Operating leases – buildings	5,122	838	1,489	1,158	1,637
Information technology contracts	4,324	1,236	2,493	595	-
Total	$ 32,906	$ 2,074	$ 6,982	$1,753	$22,097

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See “Liquidity and Interest Rate Sensitivity Management” on pages 33-37 in the MD&A section for quantitative and qualitative disclosures about market risk.

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

Part II – Other Information

Item 1.  Legal Proceedings

The Company and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business.  In management’s opinion, there is no legal proceeding pending against the Company which would have a material adverse effect on its financial position, results of operations or liquidity.  Additionally, in the ordinary course of business, the Company and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risks set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks that the Company faces.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Company cannot be sure of the market value of the merger consideration that the Company shareholders will receive as a result of the announced merger with SCBT Financial.

Upon completion of the Merger, each share of the Company common stock will be converted into merger consideration consisting of 0.2503 of a share of SCBT Common Stock.  The market value of the merger consideration will vary from the closing price of SCBT Common Stock on the date we announced the Merger, on the date that the proxy statement/prospectus is mailed to our shareholders, on the date of the special meeting of the Company shareholders and on the date we complete the Merger and thereafter.  Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our respective businesses, operations and prospects, and regulatory considerations.  Many of these factors are beyond our control.

Any change in the market price of SCBT Common Stock prior to completion of the Merger will affect the market value of the merger consideration that the Company shareholders will receive upon completion of the Merger, and there will be no adjustment to the merger consideration for changes in the market price of either shares of SCBT Common Stock or shares of our common stock.

We may fail to realize all of the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the resulting institution’s ability to realize the anticipated benefits and cost savings from combining the businesses of SCBT Financial and the Company.  However, to realize these anticipated benefits and cost savings, the businesses of SCBT Financial and the Company must be successfully combined.  The anticipated benefits and cost savings of the Merger may not be realized fully or at all or may take longer to realize than expected.

The Company has operated and, until the completion of the Merger, will continue to operate, independently.  It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger.  Integration efforts between the two companies will also divert management attention and resources and could result in deposit attrition or other adverse operational results. These integration matters could have an adverse effect on the Company during the pre-Merger transition period and on the combined company following the Merger.

The Merger is subject to the receipt of consents and approvals from government entities that may impose conditions that could have an adverse effect on the combined company following the Merger.

Before the Merger may be completed, various approvals or consents must be obtained from the Federal Reserve Board, the FDIC, the Office of the Comptroller of the Currency, the State of Georgia Department of Banking and Finance and other various domestic and foreign banking, securities, antitrust, and other regulatory authorities.  These government entities may impose conditions on the completion of the Merger or require changes to the terms of the Merger.  Such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger, any of which might have an adverse effect on the combined company following the Merger.

If the Merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the Merger.

The Company has incurred substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement.  If the Merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the Merger.

The Merger is subject to certain closing conditions that, if not satisfied or waived, will result in the Merger not being completed, which may cause the market price of the Company common stock to decline.

The Merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approvals of the SCBT Financial and the Company shareholders.  If any condition to the Merger is not satisfied or waived, to the extent permitted by law, the Merger will not be completed.  In addition, SCBT Financial and the Company may terminate the Merger Agreement under certain circumstances even if the Merger is approved by the Company and SCBT Financial shareholders, including but not limited to if the Merger has not been completed on or before May 7, 2013.  If SCBT Financial and the Company do not complete the Merger, the market price of the Company common stock may decline to the extent that the current market prices of those shares reflect a market assumption that the Merger will be completed.  In addition, neither company would realize any of the expected benefits of having completed the Merger.  If the Merger is not completed, additional risks could materialize, which could materially and adversely affect the business, financial results, financial condition and stock price of the Company.

The market price of SCBT Common Stock after the Merger may be affected by factors different from those currently affecting the shares of the Company or SCBT Financial.

The businesses of SCBT Financial and the Company differ in important respects and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations of SCBT Financial and the Company.

The Merger Agreement limits the Company’s ability to pursue an alternative acquisition proposal and requires the Company to pay a termination fee of $2.6 million under limited circumstances relating to alternative acquisition proposals.

The Merger Agreement prohibits SCBT Financial and the Company from soliciting, initiating or knowingly encouraging or facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the Merger Agreement.  The Merger Agreement also provides for the payment by SCBT Financial or the Company of a termination fee in the amount of $2.6 million in the event that the other party terminates the Merger Agreement for certain reasons.  These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition.

Certain of the Company’s directors and executive officers have interests in the Merger that may differ from the interests of the Company’s shareholders including, if the Merger is completed, the receipt of financial and other benefits.

The Company’s executive officers and directors have interests in the Merger that are in addition to, and may be different from, the interests of the Company shareholders generally.  These interests include acceleration of vesting and payouts of their Company equity compensation awards, the right to potentially receive severance benefits under change in control agreements and the payoff of the Promissory Note.

The shares of SCBT Common Stock to be received by the Company shareholders as a result of the Merger will have different rights from the shares of the Company common stock.

Upon completion of the Merger, the Company shareholders will become SCBT Financial shareholders and their rights as shareholders will be governed by the SCBT Financial articles of incorporation and the SCBT Financial bylaws.  The rights associated with the Company common stock are different from the rights associated with SCBT Common Stock.

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

10.1	Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on June 13, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files *

*	To be filed by amendment.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Savannah Bancorp, Inc. (Registrant)

Date: 8/14/12	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 8/14/12	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)