Form 10-Q/A
period 2012-08-21
SAVANNAH BANCORP INC
filed 2012-08-21
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
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

Savannah Bancorp, Inc.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to Savannah Bancorp’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012 (the “Original Filing”), is solely to furnish Exhibit 101 to the Original Filing in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Original Filing, formatted in eXtensible Business Reporting Language (XBRL):

(a)	Consolidated Balance Sheets
(b)	Consolidated Statements of Operations
(c)	Consolidated Statements of Other Comprehensive Income (Loss)
(d)	Consolidated Statements of changes in Shareholders’ Equity
(e)	Consolidated Statements of Cash Flows
(f)	Condensed Notes to Consolidated Financial Statements

No other changes have been made to the Original Filing. This Amendment No. 1 speaks as of the date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing, and does not modify or update in any way disclosures made in the Original Filing.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Savannah Bancorp, Inc.

Date: August 21, 2012	/s/ Michael W. Harden, Jr.
Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)