Form 10-Q
period 2012-09-30
SAVANNAH BANCORP INC
filed 2012-11-14
CIK 860519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

                (Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,199,237 common shares, $1.00 par value, at October 31, 2012.

The Savannah Bancorp, Inc. and Subsidiaries
Form 10-Q Index
September 30, 2012

Page

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2012 and 2011 and December 31, 2011	3

Consolidated Statements of Operations
for the Three Months and Nine Months Ended September 30, 2012 and 2011	4

Consolidated Statements of Other Comprehensive Income (Loss)
for the Three Months and Nine Months Ended September 30, 2012 and 2011	5

Consolidated Statements of Changes in Shareholders’ Equity
for the Nine Months Ended September 30, 2012 and 2011	6

Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2012 and 2011	7

Condensed Notes to Consolidated Financial Statements	8-21

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	22-38

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	38

Part II – Other Information

Item 1. Legal Proceedings	38-39

Item 1A. Risk Factors	39

Item 6. Exhibits	39

Signatures

Part I – Financial Information
Item 1.  Financial Statements
The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	September 30,	December 31,	September 30,
	2012	2011	2011
Assets	(Unaudited)		(Unaudited)
Cash and due from banks	$ 11,906	$ 13,225	$ 14,468
Federal funds sold	670	535	345
Interest-bearing deposits in banks	90,400	81,717	52,210
Cash and cash equivalents	102,976	95,477	67,023
Securities available for sale, at fair value (amortized
cost of $77,263, $81,764 and $87,014)	79,646	83,653	89,145
Loans, net of allowance for loan losses of $18,110,
$21,917 and $22,854	667,085	737,761	765,696
Premises and equipment, net	13,842	14,286	14,515
Other real estate owned	11,820	20,332	17,135
Bank-owned life insurance	6,664	6,510	6,459
Goodwill and other intangible assets, net	3,394	3,562	3,618
Deferred tax assets, net	-	11,074	10,265
Other assets	10,840	12,580	14,864
Total assets	$ 896,267	$ 985,235	$ 988,720

Liabilities
Deposits:
Noninterest-bearing	$ 122,283	$ 106,939	$ 96,294
Interest-bearing demand	143,152	147,716	136,555
Savings	23,099	20,062	20,508
Money market	235,984	255,285	268,933
Time deposits	253,609	316,927	323,783
Total deposits	778,127	846,929	846,073
Short-term borrowings	14,206	14,384	16,029
Other borrowings	7,169	8,581	9,160
Federal Home Loan Bank advances	13,149	16,653	16,654
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310	10,310
Other liabilities	5,435	4,248	4,185
Total liabilities	828,396	901,105	902,411

Shareholders' equity
Preferred stock, par value $1 per share:
authorized 10,000,000 shares, none issued	-	-	-
Common stock, par value $1 per share: shares
authorized 20,000,000; issued 7,201,346	7,201	7,201	7,201
Additional paid-in capital	48,681	48,656	48,651
Retained earnings	10,512	27,103	29,137
Treasury stock, at cost, 2,109, 2,210 and 2,210 shares	(1)	(1)	(1)
Accumulated other comprehensive income, net	1,478	1,171	1,321
Total shareholders' equity	67,871	84,130	86,309
Total liabilities and shareholders' equity	$ 896,267	$ 985,235	$ 988,720

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$ 9,009	$ 10,535	$ 28,341	$ 31,852
Investment securities:
Taxable	430	626	1,337	2,166
Tax-exempt	58	60	178	197
Dividends	26	14	67	48
Deposits with banks	61	25	168	84
Federal funds sold	-	1	1	3
Total interest and dividend income	9,584	11,261	30,092	34,350
Interest expense
Deposits	1,190	1,877	4,024	6,342
Short-term and other borrowings	159	208	509	628
Federal Home Loan Bank advances	67	87	224	262
Subordinated debt	80	75	242	225
Total interest expense	1,496	2,247	4,999	7,457
Net interest income	8,088	9,014	25,093	26,893
Provision for loan losses	3,800	2,865	11,080	13,525
Net interest income after
provision for loan losses	4,288	6,149	14,013	13,368
Noninterest income
Trust and asset management fees	707	663	2,054	2,008
Service charges on deposit accounts	330	371	1,026	1,089
Mortgage related income, net	76	72	178	154
Gain on sale of securities	(2)	308	21	763
Other operating income	437	403	1,331	1,135
Total noninterest income	1,548	1,817	4,610	5,149
Noninterest expense
Salaries and employee benefits	2,844	2,886	8,769	8,638
Occupancy and equipment	919	925	2,650	2,789
Information technology	494	428	1,448	1,246
FDIC deposit insurance	356	325	1,103	1,141
Loan collection and OREO costs	313	324	962	879
Amortization of intangibles	56	56	168	168
Loss on sales and write-downs of foreclosed assets	1,488	577	3,578	1,925
Other operating expense	2,492	897	4,371	2,854
Total noninterest expense	8,962	6,418	23,049	19,640
Income (loss) before income taxes	(3,126)	1,548	(4,426)	(1,123)
Income tax expense (benefit)	12,850	320	12,165	(985)
Net income (loss)	$ (15,976)	$ 1,228	$ (16,591)	$ (138)
Net income (loss) per share:
Basic	$ (2.22)	$ 0.17	$ (2.30)	$ (0.02)
Diluted	$ (2.22)	$ 0.17	$ (2.30)	$ (0.02)

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Other Comprehensive Income (Loss)
($ in thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$ (15,976)	$ 1,228	$ (16,591)	$ (138)
Other comprehensive income (loss):
Change in unrealized holding gains on securities
available for sale arising during the period, net of
tax of $74, $81, $195 and $675	122	132	320	1,100
Reclassification adjustment for net (gains) losses on
securities available for sale included in net income
(loss), net of tax of $(1), $117, $8 and $290	1	(191)	(13)	(473)
Other comprehensive income (loss)	$ (15,853)	$ 1,169	$ (16,284)	$ 489

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
 ($ in thousands, except share data)
(Unaudited)

		For the Nine Months Ended
		September 30,
	2012	2011
Common shares issued
Shares, beginning of period	7,201,346	7,201,346
Common stock issued	-	-
Shares, end of period	7,201,346	7,201,346
Treasury shares owned
Shares, beginning of period	2,210	2,483
Treasury stock issued	(101)	(273)
Shares, end of period	2,109	2,210
Common stock
Balance, beginning of period	$ 7,201	$ 7,201
Common stock issued	-	-
Balance, end of period	7,201	7,201
Additional paid-in capital
Balance, beginning of period	48,656	48,634
Common stock issued, net of issuance cost	-	2
Stock-based compensation, net	25	15
Balance, end of period	48,681	48,651
Retained earnings
Balance, beginning of period	27,103	29,275
Net loss	(16,591)	(138)
Balance, end of period	10,512	29,137
Treasury stock
Balance, beginning of period	(1)	(1)
Treasury stock issued	-	-
Balance, end of period	(1)	(1)
Accumulated other comprehensive income, net
Balance, beginning of period	1,171	694
Change in unrealized gains/losses on securities
available for sale, net of reclassification adjustment	307	627
Balance, end of period	1,478	1,321
Total shareholders' equity	$ 67,871	$ 86,309

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 ($ in thousands)
(Unaudited)

		For the Nine Months Ended
		September 30,
	2012	2011
Operating activities
Net loss	$ (16,591)	$ (138)
Adjustments to reconcile net loss to cash
provided by operating activities:
Provision for loan losses	11,080	13,525
Net amortization of securities	905	743
Depreciation and amortization	974	1,022
Non cash stock-based compensation expense	25	15
Decrease (increase) in deferred income taxes, net	11,792	(1,710)
Gain on sale of securities, net	(21)	(763)
Loss on sales and write-downs of foreclosed assets	3,578	1,925
Increase in CSV of bank-owned life insurance policies	(154)	(150)
Decrease in prepaid FDIC deposit insurance assessment	913	1,040
Decrease in income taxes receivable	242	335
Change in other assets and other liabilities, net	866	536
Net cash provided by operating activities	13,609	16,380
Investing activities
Activity in available for sale securities:
Purchases	(23,701)	(2,767)
Sales	12,401	38,200
Maturities and principal collections	14,917	14,553
Loan originations and principal collections, net	56,896	16,743
Proceeds from sales of foreclosed assets	7,635	4,387
Additions to premises and equipment	(362)	(313)
Net cash provided by investing activities	67,786	70,803
Financing activities
Net increase in noninterest-bearing deposits	15,344	569
Net decrease in interest-bearing deposits	(84,146)	(78,241)
Net (decrease) increase in short-term borrowings	(178)	954
Net decrease in other borrowings	(1,412)	(1,376)
Net decrease in FHLB advances	(3,504)	(1,004)
Issuance of common stock, net of issuance costs	-	2
Net cash used in financing activities	(73,896)	(79,096)
Increase in cash and cash equivalents	7,499	8,087
Cash and cash equivalents, beginning of period	95,477	58,936
Cash and cash equivalents, end of period	$ 102,976	$ 67,023

The accompanying notes are an integral part of these consolidated financial statements.

The Savannah Bancorp, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The Savannah Bancorp, Inc. (the “Company” or “SAVB”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011.  Certain prior period balances and formats have been reclassified to conform to the current period presentation.

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

Note 2 - Restrictions on Cash and Demand Balances Due from Banks and Interest-Bearing Bank Balances

The Savannah Bank, N.A. and Bryan Bank & Trust (collectively referred to as the “Subsidiary Banks”) are required by the Federal Reserve Bank (“FRB”) to maintain minimum cash reserves based on reserve requirements calculated on their deposit balances.  Cash reserves of $601,000, $571,000 and $458,000 are required as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.  At times, the Company pledges interest-bearing cash balances at the Federal Home Loan Bank of Atlanta (“FHLB”) in addition to investment securities to secure public fund deposits and securities sold under repurchase agreements.  The Company did not have any cash pledged at the FHLB at September 30, 2012, December 31, 2011 or September 30, 2011.

Note 3 - Earnings (Loss) Per Share

Basic earnings (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential dilutive common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  For the three months and nine months ended September 30, 2012 and 2011 the Company did not have any dilutive shares.

Earnings (loss) per common share have been computed based on the following:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Average number of common shares outstanding - basic	7,199	7,199	7,199	7,199
Effect of dilutive options	-	-	-	-
Average number of common shares outstanding - diluted	7,199	7,199	7,199	7,199

Stock option shares in the amount of 134,502 and 138,306 at September 30, 2012 and 2011, respectively, were excluded from the diluted earnings per share calculation due to their anti-dilutive effect.

Note 4 - Securities Available for Sale

The aggregate amortized cost and fair value of securities available for sale are as follows:

	September 30, 2012
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises (“GSE”)	$ 3,084	$ 6	$ (4)	$ 3,086
Mortgage-backed securities - GSE	56,874	1,910	(45)	58,739
State and municipal securities	14,436	528	(12)	14,952
Restricted equity securities	2,869	-	-	2,869
Total investment securities	$ 77,263	$ 2,444	$ (61)	$ 79,646

	December 31, 2011
($ in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government-sponsored enterprises	$ 1,433	$ 13	$ -	$ 1,446
Mortgage-backed securities - GSE	66,464	1,583	(35)	68,012
State and municipal securities	10,329	339	(11)	10,657
Restricted equity securities	3,538	-	-	3,538
Total investment securities	$ 81,764	$ 1,935	$ (46)	$ 83,653

Note 4 - Securities Available for Sale (continued)

The distribution of securities by contractual maturity at September 30, 2012 is shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$ -	$ -
Due after one year through five years	2,124	2,161
Due after five years through ten years	6,670	7,054
Due after ten years	8,726	8,823
Mortgage-backed securities - GSE	56,874	58,739
Restricted equity securities	2,869	2,869
Total investment securities	$ 77,263	$ 79,646

The restricted equity securities consist solely of FHLB and FRB stock.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.  Available for sale securities that have been in a continuous unrealized loss position are as follows:

September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored enterprises	$ 1,996	$ (4)	$ -	$ -	$ 1,996	$ (4)
Mortgage-backed securities - GSE	5,817	(45)	-	-	5,817	(45)
State and municipal securities	1,160	(12)	-	-	1,160	(12)
Total temporarily impaired securities	$ 8,973	$ (61)	$ -	$ -	$ 8,973	$ (61)

December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities - GSE	$ 5,585	$ (35)	$ -	$ -	$ 5,585	$ (35)
State and municipal securities	800	(11)	-	-	800	(11)
Total temporarily impaired securities	$ 6,385	$ (46)	$ -	$ -	$ 6,385	$ (46)

The unrealized losses at September 30, 2012 on the Company’s investment in GSE agency and mortgage-backed securities were caused by interest rate increases.  The Company purchased those investments at a premium relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments.  The Company also has three municipal securities with unrealized losses for less than twelve months.  Management has reviewed these bonds and believes that the decrease in value is due to interest rate fluctuations and not credit quality.  All three of the municipal bonds are rated AA or higher.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

Note 5 - Loans

The composition of the loan portfolio at September 30, 2012 and December 31, 2011 is presented below:

($ in thousands)	September 30, 2012	Percent of Total	December 31, 2011	Percent of Total
Commercial real estate
Construction and development	$ 15,918	2.3%	$ 22,675	3.0%
Owner-occupied	105,103	15.3	110,900	14.6
Non owner-occupied	212,853	31.1	221,128	29.1
Residential real estate - mortgage	282,621	41.3	324,365	42.7
Commercial	58,834	8.6	68,304	9.0
Installment and other consumer	9,866	1.4	12,306	1.6
Gross loans	685,195	100.0%	759,678	100.0%
Allowance for loan losses	(18,110)		(21,917)
Net loans	$ 667,085		$ 737,761

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

The following table details the change in the allowance for loan losses from July 1, 2012 to September 30, 2012 on the basis of the Company’s impairment methodology by loan segment:

($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$ 7,599	$ 13,872	$ 1,045	$ 214	$ 46	$ 22,776
Charge-offs	(1,646)	(6,539)	(416)	(18)	-	(8,619)
Recoveries	17	81	38	17	-	153
Provision	590	2,752	470	11	(23)	3,800
Ending balance	$ 6,560	$ 10,166	$ 1,137	$ 224	$ 23	$ 18,110

The following table details the change in the allowance for loan losses from January 1, 2012 to September 30, 2012 on the basis of the Company’s impairment methodology by loan segment:

($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$ 6,162	$ 14,195	$ 1,271	$ 193	$ 96	$ 21,917
Charge-offs	(2,298)	(11,977)	(1,017)	(221)	-	(15,513)
Recoveries	53	371	157	45	-	626
Provision	2,643	7,577	726	207	(73)	11,080
Ending balance	$ 6,560	$ 10,166	$ 1,137	$ 224	$ 23	$ 18,110

Note 5 - Loans (continued)

The following table details the change in the allowance for loan losses from July 1, 2011 to September 30, 2011 by loan segment:

($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$ 7,053	$ 14,592	$ 1,382	$ 209	$ 287	$ 23,523
Charge-offs	(1,038)	(2,752)	(24)	(11)	-	(3,825)
Recoveries	-	276	5	10	-	291
Provision	560	2,377	(51)	184	(205)	2,865
Ending balance	$ 6,575	$ 14,493	$ 1,312	$ 392	$ 82	$ 22,854

The following table details the change in the allowance for loan losses from January 1, 2011 to September 30, 2011 by loan segment:

($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Beginning balance	$ 4,722	$ 13,582	$ 1,528	$ 518	$ -	$ 20,350
Charge-offs	(2,127)	(8,579)	(670)	(71)	-	(11,447)
Recoveries	20	363	22	21	-	426
Provision	3,960	9,127	432	(76)	82	13,525
Ending balance	$ 6,575	$ 14,493	$ 1,312	$ 392	$ 82	$ 22,854

The following table details the allowance for loan losses at September 30, 2012 on the basis of the Company’s impairment methodology by loan segment:

($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Ending balance	$ 6,560	$ 10,166	$ 1,137	$ 224	$ 23	$ 18,110
Ending balance: individually evaluated for impairment	$ 1,597	$ 1,975	$ 276	$ 16	$ -	$ 3,864
Ending balance: collectively evaluated for impairment	$ 4,963	$ 8,191	$ 861	$ 208	$ 23	$ 14,246
Loans
Ending balance	$ 333,874	$ 282,621	$ 58,834	$ 9,866	$ -	$ 685,195
Ending balance: individually evaluated for impairment	$ 11,204	$ 21,376	$ 276	$ 16	$ -	$ 32,872
Ending balance: collectively evaluated for impairment	$ 322,670	$ 261,245	$ 58,558	$ 9,850	$ -	$ 652,323

Note 5 - Loans (continued)

The following table details the allowance for loan losses at December 31, 2011 on the basis of the Company’s impairment methodology by loan segment:

($ in thousands)	Commercial Real Estate	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses
Ending balance	$ 6,162	$ 14,195	$ 1,271	$ 193	$ 96	$ 21,917
Ending balance: individually evaluated for impairment	$ 1,108	$ 5,813	$ 145	$ -	$ -	$ 7,066
Ending balance: collectively evaluated for impairment	$ 5,054	$ 8,382	$ 1,126	$ 193	$ 96	$ 14,851
Loans
Ending balance	$ 354,703	$ 324,365	$ 68,304	$ 12,306	$ -	$ 759,678
Ending balance: individually evaluated for impairment	$ 10,936	$ 24,941	$ 522	$ -	$ -	$ 36,399
Ending balance: collectively evaluated for impairment	$ 343,767	$ 299,424	$ 67,782	$ 12,306	$ -	$ 723,279

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

The following is a summary of information pertaining to impaired loans as of and for the period ended September 30, 2012:

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance
Commercial real estate
Construction and development	$ 458	$ 2,929	$ -
Owner-occupied	1,371	1,667	-
Non owner-occupied	3,267	3,689	-
Residential real estate - mortgage	15,398	30,076	-
Commercial	-	-	-
Installment and other consumer	-	-
Total impaired loans without a valuation allowance	20,494	38,361	-
Impaired loans with a valuation allowance
Commercial real estate
Construction and development	35	35	35
Owner-occupied	1,269	1,300	301
Non owner-occupied	8,738	8,823	1,597
Residential real estate - mortgage	12,950	13,890	2,602
Commercial	389	452	287
Installment and other consumer	120	123	29
Total impaired loans with a valuation allowance	23,501	24,623	4,851
Total impaired loans	$ 43,995	$ 62,984	$ 4,851
Average investment in impaired loans for the quarter	$ 43,246
Income recognized on impaired loans for the quarter	$ 175
Average investment in impaired loans for the nine months	$ 45,041
Income recognized on impaired loans for the nine months	$ 461

Note 5 - Loans (continued)

The following is a summary of information pertaining to impaired loans as of and for the year ended December 31, 2011:

($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance
Commercial real estate
Construction and development	$ -	$ -	$ -
Owner-occupied	710	758	-
Non owner-occupied	5,998	6,507	-
Residential real estate - mortgage	12,940	19,556	-
Commercial	294	351	-
Total impaired loans without a valuation allowance	19,492	27,172	-
Impaired loans with a valuation allowance
Commercial real estate
Construction and development	2,325	3,325	751
Owner-occupied	2,946	3,034	425
Non owner-occupied	3,239	3,742	481
Residential real estate - mortgage	22,889	24,958	6,776
Commercial	721	778	215
Installment and other consumer	99	103	13
Total impaired loans with a valuation allowance	32,219	35,940	8,661
Total impaired loans	$ 51,711	$ 63,112	$ 8,661
Average investment in impaired loans for the year	$ 55,324
Income recognized on impaired loans for the year	$ 818

For the three and nine months ended September 30, 2011, the Company had an average investment of $60,717,000 and $58,123,000, respectively, in impaired loans and recognized interest income of $191,000 and $648,000, respectively, on impaired loans.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 by class of loans:

($ in thousands)	30-59 days past due	60-89 days past due	Accruing greater than 90 days past due	Nonaccrual	Total past due and nonaccrual
Commercial real estate
Construction and development	$ -	$ 35	$ -	$ 458	$ 493
Owner-occupied	238	-	-	1,988	2,226
Non owner-occupied	1,366	2,707	145	7,649	11,867
Residential real estate - mortgage	5,317	2,220	217	17,510	25,264
Commercial	67	-	6	356	429
Installment and other consumer	81	29	-	21	131
Total	$ 7,069	$ 4,991	$ 368	$ 27,982	$ 40,410

Note 5 - Loans (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

($ in thousands)	30-59 days past due	60-89 days past due	Accruing greater than 90 days past due	Nonaccrual	Total past due and nonaccrual
Commercial real estate
Construction and development	$ -	$ -	$ -	$ 2,325	$ 2,325
Owner-occupied	77	931	-	1,232	2,240
Non owner-occupied	1,217	260	-	7,054	8,531
Residential real estate - mortgage	10,322	2,107	213	23,376	36,018
Commercial	23	162	-	652	837
Installment and other consumer	20	13	-	29	62
Total	$ 11,659	$ 3,473	$ 213	$ 34,668	$ 50,013

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

The following tables present the Company’s loan portfolio by risk-rating grades:

	September 30, 2012
($ in thousands)	Pass (1-4)	Special Mention (5)	Sub- standard (6)	Doubtful (7)	Loss (8)	Total
Commercial real estate
Construction and development	$ 15,348	$ -	$ 570	$ -	$ -	$ 15,918
Owner-occupied	97,038	4,063	4,002	-	-	105,103
Non owner-occupied	192,943	7,358	12,552	-	-	212,853
Residential real estate - mortgage	229,048	19,473	34,100	-	-	282,621
Commercial	56,794	538	1,502	-	-	58,834
Installment and other consumer	9,531	53	282	-	-	9,866
Total	$ 600,702	$ 31,485	$ 53,008	$ -	$ -	$ 685,195

	December 31, 2011
($ in thousands)	Pass (1-4)	Special Mention (5)	Sub- standard (6)	Doubtful (7)	Loss (8)	Total
Commercial real estate
Construction and development	$ 19,749	$ 147	$ 2,779	$ -	$ -	$ 22,675
Owner-occupied	101,004	3,444	6,452	-	-	110,900
Non owner-occupied	201,960	4,833	14,335	-	-	221,128
Residential real estate - mortgage	260,301	19,190	44,874	-	-	324,365
Commercial	64,406	622	3,276	-	-	68,304
Installment and other consumer	11,760	67	479	-	-	12,306
Total	$ 659,180	$ 28,303	$ 72,195	$ -	$ -	$ 759,678

Note 5 - Loans (continued)

TDRs of $9.6 million and $16.1 million were performing to their agreed terms at September 30, 2012 and December 31, 2011, respectively.  There was approximately $790,000 and $2.0 million, respectively, in specific reserves established for these loans at September 30, 2012 and December 31, 2011.  The total amount of TDRs that subsequently defaulted at September 30, 2012 and December 31, 2011 was $6.6 million and $11.2 million, respectively.  There was $662,000 and $4.2 million, respectively, in specific reserves established for these loans at September 30, 2012 and December 31, 2011.  The Company has committed to lend additional amounts totaling up to $79,000 as of September 30, 2012 to customers with outstanding loans that are classified as TDRs.

During the three and nine month periods ended September 30, 2012, the terms of certain loans were modified as TDRs.  The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.  The following tables presents additional information on TDRs including the number of loan contracts restructured and the pre- and post-modification recorded investment for the three and nine months ended September 30, 2012.  There was a specific reserve for $131,000 established for one of the loans that was restructured during the three months ended September 30, 2012.  None of the other loans restructured during 2012 have any specific reserves established for them.

	Three Months Ended September 30, 2012
($ in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial real estate
Construction and development	0	$ -	$ -
Residential real estate - mortgage	2	951	720
Commercial	0	-	-
Installment and other consumer	1	19	19
Total	3	$ 970	$ 739

	Nine Months Ended September 30, 2012
($ in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial real estate
Construction and development	0	$ -	$ -
Residential real estate - mortgage	5	1,178	959
Commercial	1	11	11
Installment and other consumer	1	19	19
Total	7	$ 1,208	$ 989

There was one loan that was restructured over the past twelve months that did not repay all amounts due on their restructured terms within the three and nine months ended September 30, 2012.  The Company restructured a commercial loan in 2011 with a balance of $337,000 and accepted a discounted payoff in the first quarter of 2012.  The Company received funds of approximately $250,000 and charged-off the remaining balance of approximately $87,000.

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

Note 6 - Fair Value of Financial Instruments (continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2012 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
($ in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Investment securities	$ 79,646	$ -	$ 76,777	$ 2,869
Derivative asset positions	334	-	334	-
Derivative liability positions	334	-	334	-

	Carrying	Fair Value Measurements at December 31, 2011 Using
($ in thousands)	Value	Level 1	Level 2	Level 3
Investment securities	$ 83,653	$ -	$ 80,115	$ 3,538
Derivative asset positions	301	-	301	-
Derivative liability positions	301	-	301	-

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

Assets and liabilities with an impairment charge during the current period and measured at fair value on a nonrecurring basis are summarized below:

		Carrying Values at September 30, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3	Total loss
Impaired loans	$ 11,977	$ -	$ -	$ 11,977	$ (9,403)
OREO	4,132	-	-	4,132	(1,477)

		Carrying Values at December 31, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3	Total loss
Impaired loans	$ 11,541	$ -	$ -	$ 11,541	$ (6,091)
OREO	7,323	-	-	7,323	(1,880)

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2012
($ in thousands)			Fair Value Measurement
		Estimated
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and federal funds sold	$ 12,576	$ 12,576	$ 12,576	$ -	$ -
Interest-bearing deposits	90,400	90,400	90,400	-	-
Securities available for sale	79,646	79,646	-	76,777	2,869
Loans, net of allowance for loan losses	667,085	654,440	-	-	654,440
Accrued interest receivable	2,640	2,640	2,640	-	-
Derivative asset positions	334	334	-	334	-

Financial liabilities:
Deposits	778,127	781,823	-	524,518	257,305
Short-term borrowings	14,206	14,206	-	14,206	-
Other borrowings	7,169	7,169	-	7,169	-
FHLB advances	13,149	13,949	-	13,949	-
Subordinated debt to nonconsolidated
subsidiaries	10,310	10,310	-	10,310	-
Accrued interest payable	486	486	486	-	-
Derivative liability positions	334	334	-	334	-

Note 6 - Fair Value of Financial Instruments (continued)

	December 31, 2011
($ in thousands)		Estimated
	Carrying	Fair
	Value	Value
Financial assets:
Cash and federal funds sold	$ 13,760	$ 13,760
Interest-bearing deposits	81,717	81,717
Securities available for sale	83,653	83,653
Loans, net of allowance for loan losses	737,761	727,714
Accrued interest receivable	3,103	3,103
Derivative asset positions	301	301

Financial liabilities:
Deposits	846,929	851,700
Short-term borrowings	14,384	14,384
Other borrowings	8,581	8,581
FHLB advances	16,653	17,393
Subordinated debt to nonconsolidated subsidiaries	10,310	10,310
Accrued interest payable	687	687
Derivative liability positions	301	301

Note 7 - Reconciliation of Non-GAAP Financial Measures

Below is the reconciliation from GAAP income (loss) before income taxes to the pre-tax core earnings measure that is discussed in Management’s Discussion and Analysis on pages 29-31.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2012	2011	2012	2011
Pre-tax core earnings
Income (loss) before income taxes	$ (3,126)	$ 1,548	$ (4,426)	$ (1,123)
Add: Provision for loan losses	3,800	2,865	11,080	13,525
Add: Losses on foreclosed assets	1,488	577	3,578	1,925
Add: Expenses related to the merger and other
strategic initiatives	1,474	-	1,474	-
Add: (Gain) loss on sale of securities	2	(308)	(21)	(763)
Pre-tax core earnings	$ 3,638	$ 4,682	$ 11,685	$ 13,564

Below is the reconciliation from the GAAP measure of book value per share to tangible book value per share.  This ratio is disclosed in the third quarter financial highlights on page 23.

	September 30,
	2012	2011
Tangible book value per share
Book value per share	$ 9.43	$ 11.99
Less: Effect to adjust for intangible assets	0.47	0.50
Tangible book value per share	$ 8.96	$ 11.49

Note 7 - Reconciliation of Non-GAAP Financial Measures (continued)

Below is the reconciliation from the GAAP measure of equity to assets to tangible equity to tangible assets.  This ratio is disclosed in the capital resources section on page 33.

		September 30,
	2012	2011
Tangible equity to tangible assets
Equity to assets	7.57%	8.73%
Less: Effect to adjust for intangible assets	0.35%	0.34%
Tangible equity to tangible assets	7.22%	8.39%

Note 8 - Proposed Merger with SCBT Financial Corporation

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

Note 9 - Deferred Tax Assets

As a result of entering into the merger agreement with SCBT Financial, and thus contractually agreeing to forego certain other strategic initiatives that the Company had previously intended to pursue, the positive evidence considered in support of the Company’s use of forecasted future earnings as a source of realizing deferred tax assets became insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position.  In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of deferred tax assets, both positive and negative, that could be objectively verified.  Accordingly, the Company recorded a valuation allowance against its deferred tax assets through income tax expense in the amount of approximately $13.8 million during the quarter ending September 30, 2012.  This impairment did not have a material effect on the regulatory capital ratios of the Company or its subsidiaries, in that a significant portion of this deferred tax asset was already disallowed for regulatory capital purposes.

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

These forward-looking statements may include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and which may change based on various factors, many of which are beyond our control.  The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “indicate,” “plan” and similar words are intended to identify expressions of the future.  These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control).  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rates, market and monetary fluctuations; competitors’ products and services; technological changes; cyber security risks; changes in consumer spending and saving habits; deterioration in credit quality; continuing declines in the values of residential and commercial real estate or continuing weakness in the residential and commercial real estate environment generally; risk that our allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures; the concentration in our nonperforming assets by loan type, in certain geographic regions and with affiliated borrowing groups; future availability and cost of capital on favorable terms, if at all; changes in the cost and availability of funding from historical and alternative sources of liquidity; the potential for additional regulatory restrictions on our operations; changes to our reputation; future departures of key personnel; the cost and other affects of material contingencies, including litigation contingencies; changes to the availability of a deferred tax asset; the possibility that the proposed merger (the “Merger”) with SCBT Financial Corporation (“SCBT Financial”) does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis, or at all; the terms of the proposed Merger may need to be unfavorably modified to satisfy such approvals or conditions; the anticipated benefits from the proposed Merger are not realized in the time frame anticipated or at all as a result of changes in general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations (including changes to capital requirements) and their enforcement, and the degree of competition in the geographic and business areas in which the companies operate; the potential inability to promptly and effectively integrate the businesses of the Company and SCBT Financial; reputational risks and the reaction of the companies’ customers to the proposed Merger; diversion of management time on Merger-related issues; the success of the Company at managing the risks involved in the foregoing; and other factors and other information contained in this Report and in other reports and filings that we make with the SEC, including, without limitation, the items described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company cautions that the foregoing list of important risk factors is not exhaustive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company, except as required by law.

Overview

For a comprehensive presentation of the Company’s financial condition at September 30, 2012 and December 31, 2011 and results of operations for the three and nine month periods ended September 30, 2012 and 2011, the following analysis should be reviewed with other information including the Company’s December 31, 2011 Annual Report on Form 10-K and the Company’s Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The Savannah Bancorp, Inc. and Subsidiaries
Third Quarter Financial Highlights
 ($ in thousands, except share data)
(Unaudited)

Balance Sheet Data at September 30	2012	2011	% Change
Total assets	$896,267	$988,720	(9.4)
Interest-earning assets (a)	825,547	886,430	(6.9)
Loans	685,195	788,550	(13)
Other real estate owned	11,820	17,135	(31)
Deposits	778,127	846,073	(8.0)
Interest-bearing liabilities	700,678	801,932	(13)
Shareholders' equity	67,871	86,309	(21)
Loan to deposit ratio	88.06%	93.20%	(5.5)
Equity to assets	7.57%	8.73%	(13)
Tier 1 capital to risk-weighted assets	11.36%	11.35%	0.1
Total capital to risk-weighted assets	12.62%	12.62%	0.0
Outstanding shares	7,199	7,199	0.0
Book value per share	$9.43	$11.99	(21)
Tangible book value per share	$8.96	$11.49	(22)
Market value per share	$10.00	$6.00	67

Loan Quality Data
Nonaccruing loans	$27,982	$41,689	(33)
Loans past due 90 days - accruing	368	851	(57)
Net charge-offs	14,887	11,021	35
Allowance for loan losses	18,110	22,854	(21)
Allowance for loan losses to total loans	2.64%	2.90%	(9.0)
Nonperforming assets to total assets	4.48%	6.04%	(26)

Performance Data for the Third Quarter
Net income (loss)	$(15,976)	$1,228	NM
Return on average assets	(6.80)%	0.49%	NM
Return on average equity	(76.64)%	5.64%	NM
Net interest margin	3.78%	4.01%	(6.0)
Efficiency ratio	93.01%	59.26%	57
Per share data:
Net income (loss) - basic	$(2.22)	$0.17	NM
Net income (loss) - diluted	$(2.22)	$0.17	NM
Average shares (000s):
Basic	7,199	7,199	0.0
Diluted	7,199	7,199	0.0
Performance Data for the First Nine Months
Net loss	$(16,591)	$(138)	NM
Return on average assets	(2.32)%	(0.02)%	NM
Return on average equity	(26.32)%	(0.21)%	NM
Net interest margin	3.88%	3.88%	0.0
Efficiency ratio	77.60%	61.29%	27
Per share data:
Net loss - basic	$(2.30)	$(0.02)	NM
Net loss - diluted	$(2.30)	$(0.02)	NM
Average shares (000s):
Basic	7,199	7,199	0.0
Diluted	7,199	7,199	0.0

(a)	Interest-earnings assets do not include the unrealized gain/loss on available for sale investment securities.

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
Critical Accounting Estimates
Results of Operations
Financial Condition and Capital Resources
Liquidity and Interest Rate Sensitivity Management
Off-Balance Sheet Arrangements

These discussions should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition and how the Company's performance during the three and nine month periods ended September 30, 2012 compared with the same periods in 2011.  Throughout this section, The Savannah Bancorp, Inc. and its subsidiaries, collectively, are referred to as “SAVB” or the “Company.”  The Company’s wholly-owned subsidiaries include The Savannah Bank, N.A. (“Savannah”), Bryan Bank & Trust (“Bryan”), Minis & Co., Inc. (“Minis”) and SAVB Holdings, LLC (“SAVB Holdings”).  Minis is a registered investment advisory firm and SAVB Holdings was formed for the purpose of holding certain problem loans and other real estate owned (“OREO”).  The two bank subsidiaries, Savannah and Bryan, are collectively referred to as the “Subsidiary Banks.”

The averages used in this report are based on the sum of the daily balances for each respective period divided by the number of days in the reporting period.

The Company is headquartered in Savannah, Georgia and, as of September 30, 2012, had eleven banking offices and thirteen ATMs in Savannah, Garden City, Skidaway Island, Whitemarsh Island, Tybee Island, Pooler, and Richmond Hill, Georgia and Hilton Head Island and Bluffton, South Carolina.  The Company also has mortgage lending offices in Savannah and Richmond Hill and an investment management office in Savannah.

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

Completion of the Merger is subject to certain customary conditions, including (1) approval of the Merger Agreement by the Company’s shareholders and of the share issuance by SCBT Financial’s shareholders, (2) receipt of required regulatory approvals, (3) the absence of any law or order prohibiting the consummation of the Merger, and (4) approval of the listing on Nasdaq of the SCBT Common Stock to be issued in the Merger.   The registration statement for the SCBT Common Stock to be issued in the Merger was declared effective on October 26, 2012.  Each party’s obligation to complete the Merger is also subject to certain additional customary conditions.

The Merger Agreement provides certain termination rights for both the Company and SCBT Financial and further provides that upon termination of the Merger Agreement under certain circumstances, SCBT Financial or the Company will be obligated to pay the Company, or SCBT Financial, as applicable, a termination fee of $2,600,000.

For a further description of the Merger and the Merger Agreement, please see the Company’s Current Report on Form 8-K, filed with the SEC on August 10, 2012, the Merger Agreement, attached as Exhibit 2.1 to the Current Report, and the Company's Definitive Proxy Statement, filed with the SEC on October 26, 2012.

Deferred Tax Assets

The Company recorded a valuation allowance against its deferred tax assets through income tax expense in the amount of approximately $13.8 million during the quarter ending September 30, 2012.  This impairment did not have a material effect on the regulatory capital ratios of the Company or its subsidiaries, because a significant portion of this deferred tax asset was already disallowed for regulatory capital purposes.  See Note 9 to the financial statements for additional discussion about the deferred tax assets.

Critical Accounting Estimates

Allowance for Loan Losses

The Company considers its policies regarding the allowance for loan losses to be its most critical accounting estimate due to the significant degree of management judgment involved.  The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses based on management's continuous evaluation of the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the allowance reflects management's opinion of the adequate level needed to absorb probable losses inherent in the loan portfolio at September 30, 2012.  The amount charged to the provision and the level of the allowance is based on management's judgment and is dependent upon growth in the loan portfolio, the total amount of past due loans and nonperforming loans, recent charge-off levels, known loan deteriorations and concentrations of credit.  Other factors affecting the allowance include market interest rates, loan sizes, portfolio maturity and composition, collateral values and general economic conditions.  Finally, management's assessment of probable losses, based upon internal credit grading of the loans and periodic reviews and assessments of credit risk associated with particular loans, is considered in establishing the amount of the allowance.

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

The allowance for loan losses totaled $18,110,000, or 2.64 percent of total loans, at September 30, 2012.  This is compared to an allowance of $21,917,000, or 2.89 percent of total loans, at December 31, 2011.  For the nine months ended September 30, 2012, the Company reported net charge-offs of $14,886,000, compared to net charge-offs of $11,021,000 for the same period in 2011.  During the first nine months of 2012 and 2011, a provision for loan losses of $11,080,000 and $13,525,000, respectively, was added to the allowance for loan losses.  The local real estate market continues to show weakness, and both net charge-offs and the provision for loan losses have remained elevated.  However, the provision for loan losses declined in the first nine months of 2012 compared to the same period in 2011.  This reduction in the provision for loan losses is mainly due to a reduction in the Company’s classified assets (substandard loans and OREO) over the past nine months.  From December 31, 2011, classified assets have declined $28 million, or 30 percent, to $65 million from $93 million.

The Company's nonperforming assets consist of loans on nonaccrual status, loans which are contractually past due 90 days or more on which interest is still being accrued, and OREO.  Nonaccrual loans of $27,982,000 and loans past due 90 days or more of $368,000 totaled $28,350,000, or 4.14 percent of gross loans, at September 30, 2012.  Nonaccrual loans of $34,668,000 and loans past due 90 days or more and still accruing interest of $213,000 totaled $34,881,000, or 4.59 percent of gross loans, at December 31, 2011.  Generally, loans are placed on nonaccrual status when the ability to collect the principal or interest in full becomes doubtful.  Management typically writes down a loan through a charge to the allowance when it determines the loan is impaired.  Nonperforming assets also included $11,820,000 and $20,332,000 of OREO at September 30, 2012 and December 31, 2011, respectively.  Management continues to aggressively price and market the OREO.

Impaired loans, which include loans modified in troubled debt restructurings (“TDRs”), totaled $43,995,000 and $51,711,000 at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012 impaired loans consisted primarily of $17.2 million of improved residential real estate-secured loans, $13.6 million of land, lot, and construction and development related loans and $10.0 million of non-owner occupied commercial real estate.  Less than one percent of the impaired loans are unsecured.  The largest impaired loan relationship is one loan for $2.0 million that is secured by a rental home in Bryan County, Georgia.  This loan is a TDR that is performing as agreed.  No specific reserves have been applied to the relationship but the Company does have approximately $43,000 allocated as a general reserve.  The second largest impaired loan relationship consists of four loans totaling approximately $2.0 million that is secured by residential raw land and an improved commercial lot in Chatham County, Georgia.  These loans are currently on nonaccrual status and the Company charged-off approximately $921,000 on this relationship during 2011 and 2012.  The third largest impaired loan relationship consist of three loans for $1.9 million that is secured by a personal residence, a residential lot and a non-owner occupied commercial building located on Tybee Island in Chatham County, Georgia.  These loans are TDRs that are currently performing as agreed.  No specific reserves have been applied to the relationship, but the Company does have approximately $218,000 allocated as a general reserve.

The largest impaired loan relationship at June 30, 2012 consisted of four loans totaling $5.1 million to a residential developer in the Bluffton/Hilton Head Island, South Carolina market.  This loan relationship declined to approximately $1.5 million as of September 30, 2012 due to the Company charging down an additional $2.8 million and receiving pay downs of approximately $800,000 through the sale of properties during the third quarter of 2012.  Over the life of the relationship the Company has charged-off approximately $5.6 million.  The second largest loan relationship at June 30, 2012 consisted of one loan totaling $2.8 million to a residential developer in the Oconee County, Georgia market, secured by 105 improved residential lots and 110 acres of unimproved residential land.  The total loan balance was $10.6 million; however, $7.8 million was participated to other financial institutions.  During the third quarter of 2012, the Company charged off the specific reserve of $1,250,000 that was placed on the loan at June 30, 2012, which reduced the current balance to approximately $1.6 million.

The Company continues to devote significant internal and external resources to managing the past due and classified loans.  The Company has performed extensive internal and external loan review procedures and analyses on the loan portfolio.  The Company charges-down loans as appropriate before the foreclosure process is complete and often before they are past due.

If the allowance for loan losses had changed by five percent, the effect on net income would have been approximately $560,000.  If the allowance was increased by this amount, it would not have changed the Company’s or Savannah’s status as well-capitalized financial institutions.  Bryan is considered adequately capitalized due to its Consent Order (“Order”) with its regulators and is currently below the 8.00 percent Tier 1 leverage ratio that it has agreed with the regulators to maintain.

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

Table 1 – Allowance for Loan Losses and Nonperforming Assets

	2012			2011
	Third	Second	First	Fourth	Third
($ in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses
Balance at beginning of period	$ 22,776	$ 22,396	$ 21,917	$ 22,854	$ 23,523
Provision for loan losses	3,800	2,540	4,740	6,510	2,865
Net charge-offs	(8,466)	(2,160)	(4,261)	(7,447)	(3,534)
Balance at end of period	$ 18,110	$ 22,776	$ 22,396	$ 21,917	$ 22,854

As a % of loans	2.64%	3.14%	3.01%	2.89%	2.90%
As a % of nonperforming loans	63.88%	77.00%	68.66%	62.83%	53.72%
As a % of nonperforming assets	45.08%	49.61%	44.61%	39.70%	38.30%

Net charge-offs as a % of average loans (a)	4.97%	1.80%	2.27%	2.41%	1.84%

Nonperforming assets
Nonaccruing loans	$ 27,982	$ 29,417	$ 30,742	$ 34,668	$ 41,689
Loans past due 90 days – accruing	368	161	1,876	213	851
Total nonperforming loans	28,350	29,578	32,618	34,881	42,540
Other real estate owned	11,820	16,335	17,589	20,332	17,135
Total nonperforming assets	$ 40,170	$ 45,913	$ 50,207	$ 55,213	$ 59,675

Loans past due 30-89 days	$ 12,060	$ 5,364	$ 4,701	$ 15,132	$ 13,096

Nonperforming loans as a % of loans	4.14%	4.08%	4.39%	4.59%	5.39%
Nonperforming assets as a % of loans
and other real estate owned	5.76%	6.19%	6.60%	7.08%	7.41%
Nonperforming assets as a % of assets	4.48%	4.82%	5.17%	5.60%	6.04%

(a) Annualized

Results of Operations

Third Quarter, 2012 Compared to the Third Quarter, 2011

The Company reported a net loss for the third quarter 2012 of $15,976,000, compared to net income of $1,228,000 in the third quarter 2011.  Net loss per diluted share was $2.22 in the third quarter 2012 compared to net income per diluted share of 17 cents in the third quarter 2011.  The quarter over quarter decrease in earnings resulted primarily from an increase in income tax expense due to the Company having to record a valuation allowance against its deferred tax assets.  The Company also experienced a decrease in net interest income and an increase in the provision for loan losses and noninterest expense.  Return on average equity was (76.64) percent, return on average assets was (6.80) percent and the efficiency ratio was 93.01 percent in the third quarter 2012.  Pre-tax core earnings decreased $1.0 million, or 22 percent, to $3,638,000 in the third quarter of 2012 compared to the third quarter of 2011.  The schedule below reconciles the income (loss) before income taxes to the pre-tax core earnings.

	For the
	Three Months Ended
	September 30,
($ in thousands)	2012	2011
Income (loss) before income taxes	$ (3,126)	$ 1,548
Add: Provision for loan losses	3,800	2,865
Add: Losses on foreclosed assets	1,488	577
Add: Expenses related to the merger and other
strategic initiatives	1,474	-
Add: (Gain) loss on sale of securities	2	(308)
Pre-tax core earnings	$ 3,638	$ 4,682

Third quarter average interest-earning assets decreased 4.7 percent to $851 million in 2012 from $893 million in 2011.  Third quarter net interest income was $8,088,000 in 2012 compared to $9,014,000 in 2011, a 10 percent decrease.  Third quarter average accruing loans were $676 million in 2012 compared to $762 million in 2011, an 11 percent decrease.  Average deposits were $800 million in the third quarter of 2012 versus $845 million in 2011, a decrease of 5.4 percent.  Shareholders' equity was $67.9 million at September 30, 2012 compared to $86.3 million at September 30, 2011.  The Company's total capital to risk-weighted assets ratio was 12.62 percent at September 30, 2012, which exceeds the 10 percent required by the regulatory agencies to maintain well-capitalized status.

During the third quarter of 2012, both net interest income and the net interest margin declined.  Net interest income declined $926,000, or 10 percent, compared to the same period in 2011 primarily due to a lower level of interest-earning assets, particularly accruing loans.  The $86 million decline in average accruing loans was due to normal pay downs, charge-offs and weakened demand for new loans.  The net interest margin declined 23 basis points from 4.01 percent for the quarter ended September 30, 2011 to 3.78 percent for the quarter ended September 30, 2012.  As shown in Table 3, the yield on earning assets declined 53 basis points to 4.48 percent during the third quarter of 2012 compared to the third quarter of 2011.  This decline was mainly due to the Company holding, on average, $60 million more in lower yielding interest-bearing deposits and $86 million less in higher yielding accruing loans.  The decline in the yield on interest-earning assets was offset somewhat by a 29 basis point decline in the cost of interest-bearing liabilities.  This decline was primarily due to the re-pricing of local time deposits and money market accounts in the current low interest rate environment along with a reduction in the balance of higher cost time deposits.  Average third quarter time deposits declined approximately $57 million, or 18 percent, from 2011 to 2012.

On a linked quarter basis, the net interest margin declined 13 basis points when compared to the second quarter of 2012.  This decline was mainly due to the Company holding, on average, $11 million more in lower yielding interest-bearing deposits and $28 million less in higher yielding accruing loans in the third quarter of 2012 compared to the prior quarter.

Third quarter provision for loan losses were $3,800,000 for 2012 compared to $2,865,000 in 2011.  Third quarter net charge-offs were $8,466,000 for 2012 compared to $3,534,000 in 2011.  The increase in the provision for loan losses during the third quarter of 2012 compared to the same period in 2011 was due in part to an increase in real estate related charge-offs.  Even though the Company continues to see weakness in its local real estate markets, the Company has seen a decline in its level of classified assets (substandard loans and OREO).  Classified assets have declined $38 million, or 38 percent, to $65 million at September 30, 2012 from $104 million at September 30, 2011.

Noninterest income decreased $269,000, or 15 percent, to $1,548,000 in the third quarter of 2012 versus 2011.  This decrease was primarily related to a decline in gain on sale of securities of $310,000 in 2012 compared to 2011 partially offset by an increase in other operating income.  The Company did not sell any securities in the third quarter of 2012, but did have two securities called at a loss of $2,000.  The increase in other operating income during the third quarter of 2012 compared to 2011 was due primarily to an increase in rental income from OREO.

Noninterest expense increased $2,544,000, or 40 percent, to $8,962,000 during the third quarter of 2012 as compared to the same period in 2011.  This increase was mainly attributable to a $911,000, or 158 percent, increase in its losses related to foreclosed assets and a $1,595,000, or 178 percent, increase in other operating expense.  The increase in the losses related to foreclosed assets was due to both an increase in sales activity and write-downs on OREO during the third quarter of 2012 compared to the same period in 2011.  The increase in other operating expense during the third quarter 2012 was mainly attributable to $1,474,000 of expenses related to the Company’s proposed merger with SCBT Financial and costs incurred during the Company’s exploration of other strategic alternatives.

The third quarter income tax expense was $12,850,000 in 2012 compared to $320,000 in 2011.  As a result of entering into the Merger Agreement with SCBT Financial, and thus contractually agreeing to forego certain other strategic initiatives that the Company had previously intended to pursue, the positive evidence considered in support of the Company’s use of forecasted future earnings as a source of realizing deferred tax assets became insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position. Accordingly, the Company recorded a valuation allowance against its deferred tax assets through income tax expense in the amount of approximately $13.8 million during the quarter ending September 30, 2012.  Excluding the deferred tax valuation allowance, the income tax benefit was $880,000 for the third quarter of 2012.  The effective tax rates in the third quarters of 2012 and 2011, excluding the deferred tax valuation allowance, were 28 and 21 percent, respectively.  The variance in the effective tax rates was due to the effect of income tax credits and other permanent differences.

First Nine Months of 2012 Compared to the First Nine Months of 2011

The Company reported a net loss for the first nine months of 2012 of $16,591,000, compared to a net loss of $138,000 for the first nine months of 2011.  Net loss per diluted share was $2.30 in the first nine months of 2012 compared to a net loss per diluted share of 2 cents in the first nine months of 2011.  The increase in the net loss in the first nine months of 2012 compared to the same period in 2011 resulted primarily from an increase in income tax expense due to the Company having to record a valuation allowance against its deferred tax assets.  The Company also saw a decrease in net interest income, a decrease in noninterest income and an increase in noninterest expense.  These factors were partially offset by a decrease in the provision for loan losses.  Return on average equity was (26.32) percent, return on average assets was (2.32) percent and the efficiency ratio was 77.60 percent in the first nine months of 2012.  Pre-tax core earnings decreased $1,879,000, or 14 percent, to $11,686,000 in the first nine months of 2012 compared to the same period in 2011.  The schedule below reconciles the loss before income taxes to the pre-tax core earnings.

	For the
	Nine Months Ended
	September 30,
($ in thousands)	2012	2011
Loss before income taxes	$ (4,426)	$ (1,123)
Add: Provision for loan losses	11,080	13,525
Add: Losses on foreclosed assets	3,578	1,925
Add: Expenses related to the merger and other
strategic initiatives	1,474	-
Less: Gain on sale of securities	(21)	(763)
Pre-tax core earnings	$ 11,685	$ 13,564

Average interest-earning assets in the first nine months decreased 6.7 percent to $865 million in 2012 from $928 million in 2011.  Net interest income was $25,093,000 in the first nine months of 2012 compared to $26,893,000 in 2011, a 6.7 percent decrease.  Average accruing loans were $699 million in first nine months of 2012 compared to $776 million in 2011, a 9.9 percent decrease.  Average deposits were $818 million in the first nine months of 2012 versus $879 million in 2011, a decrease of 6.9 percent.

During the first nine months of 2012, net interest income declined $1,800,000, or 6.7 percent, compared to the same period in 2011.  Net interest income decreased primarily due to a lower level of interest-earning assets, particularly accruing loans.  The $77 million decline in average accruing loans was due to normal pay downs, charge-offs and weakened demand for new loans.  Although net interest income declined, the net interest margin remained stable at 3.88 percent in the first nine months of 2012 and 2011.  As shown in Table 4, the yield on earning assets declined 30 basis points to 4.65 percent during 2012 compared to 4.95 percent during 2011.  This decline was mainly due to the Company holding, on average, $49 million more in lower yielding interest-bearing deposits and $77 million less in higher yielding accruing loans.  The decline in the yield on interest-earning assets was offset by a 30 basis point decline in the cost of interest-bearing liabilities.  This decline was primarily due to the re-pricing of local time deposits and money market accounts in the current low interest rate environment along with a reduction in the balance of higher cost time deposits.  Average time deposits declined approximately $65 million, or 19 percent, for the nine months ended September 30, 2012 compared to the same period in 2011.

The provision for loan losses was $11,080,000 during the first nine months of 2012, compared to $13,525,000 in 2011.  Net charge-offs in the first nine months of 2012 were $14,886,000 compared to $11,021,000 in the first nine months of 2011.  The decline in the provision for loan losses during the first nine months of 2012 compared to the same period in 2011 was primarily due to improvements in asset quality trends.  Even though the Company has continued to see weakness in its local real estate markets, the Company has seen a decline in its level of classified assets (substandard loans and OREO).  Classified assets have declined $39 million, or 38 percent, to $65 million at September 30, 2012 from $104 million at September 30, 2011.

Noninterest income decreased $539,000, or 10 percent, to $4,610,000 in the first nine months of 2012 versus 2011.  This decrease was primarily related to a decline in gain on sale of securities of $742,000 in the first nine months of 2012 compared to the same period in 2011.  This decline was partially offset by an increase in other operating income of $196,000 or 17 percent.  The increase in other operating income during the first nine months of 2012 compared to 2011 was due primarily to increases in rental income from OREO of approximately $97,000 and from fees related to ATMs and debit cards of approximately $64,000.

Noninterest expense increased $3,409,000, or 17 percent, to $23,049,000 during the first nine months of 2012 as compared to the same period in 2011.  This increase was mainly attributable to a $1,653,000, or 86 percent increase in its losses related to sales and write-downs on foreclosed assets and a $1,517,000 or 53 percent increase in other operating expense.  The increase in the losses related to foreclosed assets was due to both an increase in sales activity and write-downs on OREO during the first nine months of 2012 compared to the same period in 2011.  The increase in other operating expense was mainly attributable to $1,474,000 of expenses related to the Company’s proposed merger with SCBT Financial and costs incurred during the Company’s exploration of other strategic alternatives.

Income tax expense for the first nine months of 2012 was $12,165,000 compared to an income tax benefit of $985,000 in 2011.  The Company recorded a valuation allowance against its deferred tax assets through income tax expense in the amount of approximately $13.8 million during the quarter ending September 30, 2012.  Excluding the deferred tax valuation allowance, the income tax benefit was $1,565,000 for the first nine months of 2012.  The effective tax rates for the first nine months of 2012 and 2011, excluding the deferred tax valuation allowance, were 35 and 88 percent, respectively.  The variance in the effective tax rates was due to the effect of income tax credits and other permanent differences.

Financial Condition and Capital Resources

Balance Sheet Activity

The changes in the Company’s assets and liabilities for the current and prior period are shown in the consolidated statements of cash flows.  Total assets were $896 million and $985 million at September 30, 2012 and December 31, 2011, respectively, a decrease of $89 million or 9.0 percent.  Loans decreased $75 million, or 9.8 percent and OREO decreased $8.5 million, or 42 percent during the first nine months of 2012.  The Company experienced normal pay downs and significant charge-offs on loans during the first nine months of 2012 while demand for new loans was weak causing the decline in loan balances.  The Company has also been aggressive in resolving its OREO properties in 2012 and has seen a decline in the migration of loans to OREO compared to prior years.  The decline in total assets from December 31, 2011 was also due to the Company recording a valuation allowance against the entire balance of its deferred tax assets during the third quarter of 2012, which was approximately $12 million at the previous year end.

Average total assets decreased approximately $67 million, or 6.5 percent, during the first nine months of 2012 compared to the same period in 2011.  The Company held $77 million less in average accruing loans in the first nine months of 2012 compared to the same period in 2011.  The decline in loans during 2012 compared to 2011 was due to normal pay downs, charge-offs and weak demand for new loans.

The Company has classified all investment securities as available for sale.  Lower short-term and long-term interest rates resulted in an overall net unrealized gain of $2.4 million in the investment portfolio at September 30, 2012.  The unrealized gain or loss amounts are included in shareholders’ equity as accumulated other comprehensive income, net of tax.  The Company’s investment portfolio was essentially flat at September 30, 2012 compared to December 31, 2011.  The Company purchased $24 million in investment securities during the first nine months of 2012 to replace $12 million in securities sold and $15 million in maturities and principal collections from its portfolio.

Deposits were down $69 million during the first nine months of 2012 to $778 million at September 30, 2012.  The Company decided not to renew certain higher cost time deposits and internet/brokered deposits in order to reduce excess liquidity and improve the Company’s net interest margin with the weakened loan demand.  Time deposits declined $63 million, or 20 percent, during the first nine months of 2012.  At September 30, 2012, the Company had $69 million in brokered and internet deposits which included $20 million in institutional money market accounts.  This was down approximately $47 million, or 41 percent, from December 31, 2011 when the Company had $116 million in brokered and internet deposits.  At September 30, 2012 and December 31, 2011, brokered time deposits included $13 million and $22 million, respectively, of reciprocal deposits from the Company’s local customers that are classified as brokered because they are placed in the CDARS network for deposit insurance purposes.  As of September 30, 2012, the Subsidiary Banks are under agreements with their respective primary regulators that restrict their availability of brokered deposits.  Savannah is allowed to maintain up to $35 million in institutional money market accounts and $40 million in reciprocal deposits through the CDARS network but all other brokered deposits cannot be renewed.  Bryan cannot issue or renew any brokered deposits.

Capital Resources

The Subsidiary Banks’ primary regulators have adopted capital requirements that specify the minimum capital level for which no prompt corrective action is required.  In addition, the Federal Deposit Insurance Corporation (“FDIC”) has adopted FDIC insurance assessment rates based on certain “well-capitalized” risk-based and equity capital ratios.  Failure to meet minimum capital requirements can result in the initiation of certain actions by the regulators that, if undertaken, could have a material effect on the Company’s and the Subsidiary Banks’ financial statements and condition.  As of September 30, 2012, the Company and Savannah were categorized as “well-capitalized” under the regulatory framework for prompt corrective action in the most recent notification from the FDIC.  In the first quarter of 2012, Bryan entered into an Order with its regulator which includes a capital provision requiring Bryan to maintain a Tier 1 Leverage Ratio of not less than 8.00 percent and a Total Risk-based Capital Ratio of not less than 10.00 percent.  As a result of this capital provision, Bryan is automatically classified as “adequately capitalized” for regulatory purposes.  As of September 30, 2012, Bryan has a Tier 1 Leverage Ratio of 7.83 percent which is below the requirement set by the Order.  Savannah has agreed with its primary regulator to maintain a Tier 1 Leverage Ratio of not less than 8.00 percent and a Total Risk-based Capital Ratio of not less than 12.00 percent and is currently in compliance with that agreement.

Total tangible equity capital for the Company was $64.5 million, or 7.22 percent of total tangible assets at September 30, 2012.  The table below shows the regulatory capital amounts and ratios for the Company and each Subsidiary Bank along with the minimum capital ratio and the ratio required to maintain a well-capitalized regulatory status.

					Well-
($ in thousands)	Company	Savannah	Bryan	Minimum	Capitalized

Qualifying Capital
Tier 1 capital	$ 72,999	$55,714	$ 17,633	-	-
Total capital	81,159	61,755	19,660	-	-

Leverage Ratios
Tier 1 capital to average assets	7.86%	8.04%	7.83%	4.00%	5.00%

Risk-based Ratios
Tier 1 capital to risk-weighted assets	11.36%	11.69%	11.08%	4.00%	6.00%
Total capital to risk-weighted assets	12.62%	12.96%	12.36%	8.00%	10.00%

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

During the first nine months of 2012, portfolio loans decreased $75 million to $685 million while deposits decreased $69 million to $778 million.  The loan to deposit ratio was 88 percent at September 30, 2012, which is down slightly from 90 percent at December 31, 2011.   Cash and cash equivalents and investment securities increased $3.5 million, or 1.9 percent, during the first nine months of 2012 to $183 million.  During the first nine months of 2012, the Company allowed some of its brokered and higher cost time deposits to run-off in order to reduce excess liquidity and improve the net interest margin with the weakened loan demand.

In addition to local deposit growth, primary funding and liquidity sources include borrowing capacity with the Federal Home Loan Bank of Atlanta (“FHLB”), temporary federal funds purchased lines with correspondent banks and non-local institutional and internet deposits.  Contingency funding and liquidity sources include the ability to sell loans, or participations in certain loans, to investors and borrowings from the Federal Reserve Bank (“FRB”) discount window.  As of September 30, 2012, the Subsidiary Banks are under agreements with their respective primary regulators that restrict their availability of brokered deposits.

The Subsidiary Banks have Blanket Floating Lien Agreements with the FHLB.  Under these agreements, the Subsidiary Banks have pledged certain 1-4 family first mortgage loans, commercial real estate loans, home equity lines of credit and second mortgage residential loans.  The Subsidiary Banks’ individual borrowing limits range from 20 to 25 percent of assets.  In the aggregate, the Subsidiary Banks had secured borrowing capacity of approximately $96 million with the FHLB of which $13.1 million was advanced and $16.0 million was used as collateral for FHLB Letters of Credit at September 30, 2012.  These credit arrangements serve as a core funding source as well as liquidity backup for the Subsidiary Banks.  The Subsidiary Banks also have conditional federal funds borrowing lines available from correspondent banks that management believes can provide approximately $20 million of funding needs for 30-60 days.  Savannah has been approved to access the FRB discount window to borrow on a secured basis at 50 basis points over the Federal Funds Target Rate.  Bryan is eligible for the Secondary Credit program at 100 basis points over the Federal Funds Target Rate.  The amount of credit available is subject to the amounts and types of collateral available when borrowings are requested.  The Subsidiary Banks have also been approved by the FRB to use the borrower-in-custody of collateral arrangement.  This temporary liquidity arrangement allows collateral to be maintained at the Subsidiary Banks rather than being delivered to the FRB or a third-party custodian.  At September 30, 2012, the Company had secured borrowing capacity of $91 million with the FRB and no amount outstanding.

In addition, SAVB Holdings has a loan with a principal balance of $7,169,000 as of September 30, 2012 in favor of Lewis Broadcasting Corporation (“LBC”), as evidenced by an Amended and Restated Promissory Note dated June 13, 2012 (the “Promissory Note”).  Effective as of September 29, 2012, SAVB Holdings and LBC (i) extended the term and maturity date of the Promissory Note until September 29, 2013; (ii) waived any and all covenant defaults for the quarter ended September 30, 2012; and (iii) agreed to the payment of any accrued and unpaid interest on the Promissory Note by December 31, 2012.  Each of the above (i)-(iii) is evidenced by the First Modification to Amended and Restated Promissory Note dated October 24, 2012.  Pursuant to the Merger Agreement, upon the effectiveness of the Merger, SCBT Financial will repay all outstanding principal and accrued but unpaid interest owed to LBC pursuant to the Promissory Note, as modified.

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

The Company’s cash flow, maturity and repricing gap at September 30, 2012 was $195 million at one year, or 23.5 percent of total interest-earning assets.  At December 31, 2011 the gap at one year was $166 million, or 16.8 percent of total interest-earning assets.  Interest-earning assets with maturities over five years totaled approximately $37 million, or 4.5 percent of total interest-earning assets at September 30, 2012.  See Table 2 for cash flow, maturity and repricing gap.  The gap position between one and five years is of less concern because management has time to respond to changing financial conditions and interest rates with actions that reduce the impact of the longer-term gap positions on net interest income.  However, interest-earning assets with maturities and/or repricing dates over five years may expose the Company to significant interest rate risk, a component of which is the effect changes in interest rates may have on the market value of the assets.

The Company continues to be asset-sensitive within the 90 day and one year time frame which usually means that if rates increase then net interest income and the net interest margin increase and if rates decrease then net interest income and the net interest margin decrease.  However, over the past twelve months, interest rates have basically remained flat if not declined slightly, and the net interest margin has remained flat over the first nine months of 2012 compared to the same period in 2011.  During the first nine months of 2012 compared to the same period in 2011 the Company’s cost of interest-bearing deposits has declined 30 basis points which has offset the 30 basis point decline in the yield on interest-earning assets.

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

Table 2 – Cash Flow/Maturity Gap and Repricing Data

The following is the cash flow/maturity and repricing data for the Company as of September 30, 2012:

		0-3	3-12	1-3	3-5	Over 5
($ in thousands)	Immediate	months	Months	Years	Years	Years	Total
Interest-earning assets
Investment securities	$ -	$ 6,637	$ 17,207	$ 26,233	$ 11,317	$ 18,252	$ 79,646
Federal funds sold	670	-	-	-	-	-	670
Interest-bearing deposits	86,784	-	1,941	1,675	-	-	90,400
Loans - fixed rates	-	115,449	150,924	144,421	29,686	18,838	459,318
Loans - variable rates	-	188,286	8,391	342	876	-	197,895
Total interest-earnings assets	87,454	310,372	178,463	172,671	41,879	37,090	827,929
Interest-bearing liabilities
NOW and savings	-	8,313	16,625	41,563	49,875	49,875	166,251
Money market accounts	-	52,422	75,584	43,191	64,787	-	235,984
Time deposits	-	68,664	125,406	47,269	12,270	-	253,609
Short-term borrowings	14,206	-	-	-	-	-	14,206
Other borrowings	-	-	7,169	-	-	-	7,169
FHLB advances	-	-	3,004	11	11	10,123	13,149
Subordinated debt	-	10,310	-	-	-	-	10,310
Total interest-bearing liabilities	14,206	139,709	227,788	132,034	126,943	59,998	700,678
Gap-Excess assets (liabilities)	73,248	170,663	(49,325)	40,637	(85,064)	(22,908)	127,251
Gap-Cumulative	$ 73,248	$ 243,911	$ 194,586	$ 235,223	$ 150,159	$ 127,251	$ 127,251
Cumulative sensitivity ratio *	6.16	2.58	1.51	1.46	1.23	1.18	1.18

       * Cumulative interest-earning assets / cumulative interest-bearing liabilities

Table 3 – Average Balance Sheet and Rate/Volume Analysis – Third Quarter, 2012 and 2011

The following table presents consolidated average balances of the Company, the taxable-equivalent interest earned and the interest paid during the third quarter of 2012 and 2011.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
QTD	QTD	QTD	QTD		QTD	QTD	Vari-
09/30/12	09/30/11	09/30/12	09/30/11		09/30/12	09/30/11	ance	Rate	Volume
($ in thousands)			(%)		($ in thousands)			($ in thousands)
				Assets
$ 94,244	$ 33,869	0.26	0.29	Interest-bearing deposits	$ 61	$ 25	$ 36	$ (3)	$ 39
75,168	91,151	2.42	2.79	Investments - taxable (d)	457	640	(183)	(85)	(98)
5,556	5,631	4.44	4.51	Investments - non-taxable (d)	62	64	(2)	(1)	(1)
540	351	0.00	1.13	Federal funds sold	-	1	(1)	(1)	-
675,880	762,186	5.30	5.49	Loans (c)	9,012	10,539	(1,527)	(364)	(1,163)
851,388	893,188	4.48	5.01	Total interest-earning assets	9,592	11,269	(1,677)	(453)	(1,224)
80,979	97,115			Noninterest-earning assets
$ 932,367	$ 990,303			Total assets

				Liabilities and equity
				Deposits
$ 142,394	$ 135,292	0.15	0.27	NOW accounts	54	93	(39)	(41)	2
22,852	20,883	0.07	0.09	Savings accounts	4	5	(1)	(1)	-
217,826	228,755	0.76	1.12	Money market accounts	415	648	(233)	(207)	(26)
25,734	40,539	0.29	0.32	MMA – institutional	19	33	(14)	(3)	(11)
118,914	147,156	1.10	1.52	Time deposits, $100M or more	330	563	(233)	(155)	(78)
38,420	46,141	0.74	0.66	Time deposits, broker	71	77	(6)	9	(15)
109,376	130,369	1.08	1.39	Other time deposits	297	458	(161)	(102)	(59)
675,516	749,135	0.70	0.99	Total interest-bearing deposits	1,190	1,877	(687)	(500)	(187)
22,792	24,465	2.78	3.37	Short-term/other borrowings	159	208	(49)	(36)	(13)
13,149	20,047	2.03	1.72	FHLB advances	67	87	(20)	16	(36)
10,310	10,310	3.09	2.89	Subordinated debt	80	75	5	5	-
				Total interest-bearing
721,767	803,957	0.82	1.11	liabilities	1,496	2,247	(751)	(515)	(236)
124,043	96,065			Noninterest-bearing deposits
3,860	3,961			Other liabilities
82,697	86,320			Shareholders' equity
$ 932,367	$ 990,303			Liabilities and equity
		3.66	3.90	Interest rate spread
		3.78	4.01	Net interest margin
				Net interest income	$ 8,096	$ 9,022	$ (926)	$ 62	$ (988)
$ 129,621	$ 89,231			Net earning assets
$ 799,559	$ 845,200			Average deposits
		0.59	0.88	Average cost of deposits
85%	90%			Average loan to deposit ratio (c)

(a)	This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities. Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b)	The taxable equivalent adjustment of $8 in the third quarter of 2012 and 2011 results from tax exempt income less non-deductible TEFRA interest expense.
(c)	Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.
(d)	Average investment securities do not include the unrealized gain/loss on available for sale investment securities.

Table 4 – Average Balance Sheet and Rate/Volume Analysis – First Nine Months, 2012 and 2011

The following table presents consolidated average balances of the Company, the taxable-equivalent interest earned and the interest paid during the first nine months of 2012 and 2011.

					Taxable-Equivalent			(a) Variance
Average Balance		Average Rate			Interest (b)			Attributable to
YTD	YTD	YTD	YTD		YTD	YTD	Vari-
09/30/12	09/30/11	09/30/12	09/30/11		09/30/12	09/30/11	ance	Rate	Volume
($ in thousands)			(%)		($ in thousands)			($ in thousands)
				Assets
$ 85,612	$ 37,057	0.26	0.30	Interest-bearing deposits	$ 168	$ 84	$ 84	$ (11)	$ 95
74,908	108,229	2.51	2.74	Investments - taxable (d)	1,407	2,217	(810)	(186)	(624)
5,724	6,291	4.43	4.44	Investments - non-taxable (d)	190	209	(19)	-	(19)
570	548	0.23	0.73	Federal funds sold	1	3	(2)	(2)	-
698,643	775,568	5.42	5.49	Loans (c)	28,350	31,861	(3,511)	(406)	(3,105)
865,457	927,693	4.65	4.95	Total interest-earning assets	30,116	34,374	(4,258)	(606)	(3,652)
88,646	93,036			Noninterest-earning assets
$ 954,103	$1,020,729			Total assets

				Liabilities and equity
				Deposits
$ 143,309	$138,384	0.16	0.29	NOW accounts	174	305	(131)	(135)	4
22,120	20,802	0.07	0.15	Savings accounts	12	24	(12)	(12)	-
219,583	233,121	0.85	1.17	Money market accounts	1,400	2,036	(636)	(558)	(78)
28,452	41,054	0.30	0.46	MMA - institutional	64	142	(78)	(49)	(29)
128,244	162,920	1.16	1.62	Time deposits, $100M or more	1,118	1,971	(853)	(561)	(292)
42,555	46,412	0.78	0.78	Time deposits, broker	250	271	(21)	-	(21)
115,785	142,343	1.16	1.50	Other time deposits	1,006	1,593	(587)	(362)	(225)
700,048	785,036	0.77	1.08	Total interest-bearing deposits	4,024	6,342	(2,318)	(1,678)	(640)
23,237	24,471	2.93	3.43	Short-term/other borrowings	509	628	(119)	(92)	(27)
14,684	16,862	2.04	2.08	FHLB advances	224	262	(38)	(5)	(33)
10,310	10,310	3.14	2.92	Subordinated debt	242	225	17	17	-
				Total interest-bearing
748,279	836,679	0.89	1.19	liabilities	4,999	7,457	(2,458)	(1,758)	(700)
118,125	93,612			Noninterest-bearing deposits
3,728	3,849			Other liabilities
83,971	86,589			Shareholders' equity
$ 954,103	$1,020,729			Liabilities and equity
		3.76	3.76	Interest rate spread
		3.88	3.88	Net interest margin
				Net interest income	$ 25,117	$ 26,917	$(1,800)	$ 1,152	$(2,952)
$ 117,178	$ 91,014			Net earning assets
$ 818,173	$ 878,648			Average deposits
		0.66	0.97	Average cost of deposits
85%	88%			Average loan to deposit ratio (c)

(a)	This table shows the changes in interest income and interest expense for the comparative periods based on either changes in average volume or changes in average rates for interest-earning assets and interest-bearing liabilities. Changes which are not solely due to rate changes or solely due to volume changes are attributed to volume.

(b)	The taxable equivalent adjustment of $24 in the first nine months of 2012 and 2011 results from tax exempt income less non-deductible TEFRA interest expense.
(c)	Average nonaccruing loans have been excluded from total average loans and categorized in noninterest-earning assets.
(d)	Average investment securities do not include the unrealized gain/loss on available for sale investment securities.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business in order to meet the financing needs of its customers.  At September 30, 2012, the Company had unfunded commitments to extend credit of $67 million and outstanding letters of credit of $3 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Management does not anticipate that funding obligations arising from these financial instruments will adversely impact its ability to fund future loan growth or deposit withdrawals.

Table 5 – Payment Obligations under Long-term Contracts

The following table includes a breakdown of short-term and long-term payment obligations due under long-term contracts:

($ in thousands)	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
FHLB advances	$ 13,149	$ -	$ 3,000	$ -	$ 10,149
Subordinated debt	10,310	-	-	-	10,310
Operating leases – buildings	4,902	817	1,474	1,004	1,607
Information technology contracts	4,019	1,242	2,479	298	-
Total	$ 32,380	$ 2,059	$ 6,953	$ 1,302	$ 22,066

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

Part II – Other Information

Item 1.  Legal Proceedings

In the ordinary course of business, the Company and its subsidiaries are subject to various legal proceedings, claims, regulatory examinations, information gathering requests, inquiries and investigations.  Additionally, on October 11, 2012, a purported shareholder of the Company filed a lawsuit in the Supreme Court of the State of New York captioned Rational Strategies Fund v. Robert H. Demere, Jr. et al., No. 653566/2012, naming the Company, members of the Company’s board of directors and SCBT as defendants.  This lawsuit is purportedly brought on behalf of a putative class of the Company’s common shareholders and seeks a declaration that it is properly maintainable as a class action with the

 Plaintiff as the proper class representative.  The lawsuit alleges that the Company, the Company’s directors and SCBT breached duties and/or aided and abetted such breaches by failing to disclose certain material information about the Merger.  Among other relief, the complaint seeks to enjoin the Merger.  Each of the Company and SCBT believes that the claims asserted are without merit.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risks set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K, Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and in this Quarterly Report on Form 10-Q are not the only risks that the Company faces.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Pending litigation against the Company and members of the Company’s Board of Directors could result in an injunction preventing completion of the Merger with SCBT or the payment of damages in the event the Merger is completed.

On October 11, 2012, a putative shareholder class action lawsuit, Rational Strategies Fund v. Robert H. Demere, Jr. et al., No. 653566/2012, was filed in the Supreme Court of the State of New York against the Company, members of the Company’s board of directors and SCBT, asserting that the Company, the Company’s directors and SCBT breached duties and/or aided and abetted such breaches by failing to disclose certain material information about the Merger.  Among other relief, the plaintiff seeks to enjoin the Merger.

One of the conditions to the closing of the Merger is that no order, injunction, decree or judgment by any court of competent jurisdiction preventing the consummation of the Merger is in effect that prohibits the completion of the Merger.  If the plaintiff is successful in obtaining an injunction prohibiting the defendants from completing the Merger, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected time frame.  If completion of the Merger is prevented or delayed, it could result in substantial costs to the Company.  In addition, the Company could incur costs associated with the indemnification of its directors and officers.

Item 6.  Exhibits.

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of August 7, 2012, by and between SCBT Financial Corporation and The Savannah Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K as filed with the SEC on August 10, 2012)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 33-33405) as filed with the SEC on February 8, 1990)
3.2
By-laws as amended and restated July 20, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 333-128724) as filed with the SEC on September 30, 2005)

10.1	First Modification to Amended and Restated Promissory Note, dated as of October 24, 2012, by and among SAVB Holdings, LLC and Lewis Broadcasting Corporation *
10.2	Amendment to Change in Control Agreement, dated as of August 8, 2012, by and between The Savannah Bancorp, Inc. and E. James Burnsed *
10.3	Amendment to Change in Control Agreement, dated as of August 8, 2012, by and between The Savannah Bancorp, Inc. and John C. Helmken II *
10.4	Amendment to Change in Control Agreement, dated as of August 8, 2012, by and between The Savannah Bancorp, Inc. and Jerry O’Dell Keith *
10.5	Amendment to Change in Control Agreement, dated as of August 8, 2012, by and between The Savannah Bancorp, Inc. and R. Stephen Stramm *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101
The following materials from the Company’s 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Other Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Condensed Notes to Consolidated Financial Statements **

*	Filed herewith
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

The Savannah Bancorp, Inc. (Registrant)

Date: 11/14/12	/s/ John C. Helmken II John C. Helmken II President and Chief Executive Officer (Principal Executive Officer)

Date: 11/14/12	/s/ Michael W. Harden, Jr. Michael W. Harden, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)